Form 10KSB
period 1996-03-31
PREFERRED TELECOM INC
filed 1996-08-06
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-KSB

                   { X } Annual Report Pursuant to Section 13
                    or 15 (d) of the Securities Exchange Act
                     of 1934 for the Fiscal Year Ended March
                                    31, 1996.
                                       0r
             { } Transition Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934 for the
              Transition Period From _____________to _____________

Commission File Number  33-92894

                             Preferred/telecom, Inc.

           Delaware                                    75-2440201
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

12655 N. Central Expwy, Suite 800
Dallas,  TX                                             75243
- ------------------------------------------       ---------------------
(Address of Principal Offices)                        (Zip Code)

                                 (214) 458-9950
              (Registrant's Telephone Number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class              Name of Exchange on which Registered
              NONE

Securities registered under Section 12(g) of the Exchange Act:

         Title of Each Class              Name of Exchange on which Registered
              NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X       No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. Yes___X_____ No__________.

State issuer's revenues for its most recent fiscal year.   $ 159,004.

As of July 25, 1996, there were 10,766,142 shares of common stock, $0.001 par value, of the registrant issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 25, 1996 was $ 3,266,000 based upon the average bid and ask price of the common stock on such date of $ 2.125 per share on the OTC Bulletin Board. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% shareholders are affiliates.

CORPDAL:53434.1  26287-00001




                                                  INDEX

                                         Preferred/telecom, Inc.

                                    PART  I                                                      Page Number

Item 1.           Description of Business................................................................1

Item 2.           Description of Property................................................................7

Item 3.           Legal Proceedings......................................................................7

Item 4.           Submission of Matters to a Vote of  Security Holders...................................7

                                    PART  II

Item 5.           Market for Common Equity and Related Stockholder Matters...............................7

Item 6.           Management's Discussion and Analysis of Financial Condition and Results................8
           of Operations or Plan of Operation.

Item 7.           Financial Statements..................................................................10

         Index to Financial Statements.................................................................F-I

         Independent Auditor's Report..................................................................F-1

         Balance Sheets-March 31, 1996 and March 31, 1995..............................................F-2

         Statements of Operations-Fiscal Year ended March 31, 1996 and Inception through March 31, 1995......................................................................F-3

         Statements of Stockholders' Deficit - May 13, 1994 (Date of Incorporation)....................F-4

         Statements of Cash Flows-Fiscal Year Ended March 31, 1996;  and
           May 13, 1994 (Date of Inception ) through  March 31, 1995...................................F-5

         Notes to Financial statements - March 31, 1996................................................F-6

Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................10

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;  Compliance
            with Section 16 (a) of the Exchange Act.....................................................11

Item 10.          Executive  Compensation...............................................................12

Item 11.          Security Ownership of Certain Beneficial Owners and Management........................13

Item 12.          Certain Relationships and Related Transactions........................................14

Item 13.          Exhibits and Reports on Form 8-K......................................................17

Signatures..............................................................................................22

CORPDAL:53434.1  26287-00001

                                     PART I

                         Item 1. Description of Business

The Company is a long distance telecommunications carrier which provides domestic and international voice services to businesses, affinity groups and the traveling consumer. The Company pursues two strategies in seeking customers. It provides low-cost long distance services and it provides technology-augmented long distance services. The Company was incorporated as a Delaware corporation in 1992. It first issued stock in 1994 at which time it began planning and organizing activities. It also negotiated and executed critical agreements for its operations which included MCI for provision of transmission services, Brite Voice Systems, Inc. for the provision of its Preferred SecureCardSM, a voice recognition based calling card service, VIP800SM , a voice recognition based limited termination calling card, and Preferred CollectSM, a voice recognition based service for making collect calls, and with Voice Control Systems, Inc. for provision of the voice recognition technology necessary for its Preferred SecureCard, VIP800 and Preferred Collect.

In June, 1995, the Company sold 600,000 of its common stock, par value $ 0.001 per share, to Star Resources, Inc. ("Star"), a publicly held company. Star distributed these shares (the "Dividend Shares") to its stockholders, and the Company became a public company. In October, 1995, the Company's common stock began to trade on the OTC Bulletin Board.

The Company began marketing its services in April, 1995 initially offering no-frills, low-cost , bulk-packaged long distance services to business customers in selected cities in Texas and Oklahoma. Development continued on the Preferred SecureCard, which is a totally voice activated calling card and Preferred Collect which permits origination and termination worldwide. These products were ready for offering in August, 1995 at which time the Company went from a developmental company to an operational company.

The Company provides a broad array of long distance telecommunications services to its customers. It offers long distance services to meet demands of two different types of consumers - consumers seeking low cost of service and consumers seeking technology augmented services. Although A T & T and Sprint have advertising campaigns that take a different view and seek to attract customers based upon the clarity of the connection, the Company believes that quality of transmission is no longer a substantial competitive advantage due to the almost universal use of high quality digital transmission facilities. The Company seeks to attract and retain customers through provision of high quality service with add-on technological features or with a low-cost, no-frills approach.

The bulk of the Company's revenues has been derived from standard long distance products. For 1+ service, the customer will presubscribe his telephone number to the Company's service so that whenever he picks up his telephone and dials 1 + a long distance number he will use the Company's service. For U. S. calls, the Company currently uses postalized per minute rates so the customer pays a set fee for each minute he is connected to the network regardless of the distance he is calling in the United States. The Company also intends to make a voice dialer available for certain 1 + customers. The voice dialer will enable the customer to program frequently called numbers and associated code words - - - just as he uses SecureCard and VIP800 while traveling.

Preferred SecureCardSM

The Preferred SecureCard, the Company's voice activated calling card, was the first of the Company's technology augmented services. The SecureCard concept originated with Voice Control Systems, Inc. (VCS), a Dallas based voice recognition company. VCS developed proprietary technology for utilizing voice recognition in initiating a call over a switched network and using speaker-dependent voice verification to provide security. In addition, VCS has developed a second level of screening that it calls Posi-Ident; this offers an additional level of security to compensate for irregularities in the telephone switching network. When enrolling in Posi-Ident, the customer is asked to input a four digit PIN (Personal Identification Number) known only to the caller. During a telephone call, if the Posi-Ident platform has difficulty recognizing a caller's voice, it may ask the caller to enter the four digit PIN to verify the caller's identity, thus offering an additional level of security to compensate for irregularities in the telephone switching network. The Company has a non-exclusive license until 1998 to use VCS' technology.

CORPDAL:53434.1  26287-00001
                                        1

The hardware and software application for the VCS technology is incorporated in a switching platform developed by Brite Voice Systems, Inc. (Brite) of Wichita, Kansas. This technology enables the Company to offer what it believes to be a user-friendly, security-enhanced, 100% voice recognition activated calling card service, SecureCard. The term of the Company's agreement with Brite ends in 1998. Should the Company be unable to renegotiate a mutually beneficial agreement in 1998, there are numerous other platform manufacturers which could incorporate VCS technology and provide this service.

To use Preferred SecureCard, the user dials an 800 number to access the platform; the user is then prompted to speak his authorization code. The Preferred SecureCard system then queries the database to determine if that authorization code has made a previous call to the system. If the authorization code has been previously entered and a voice template exists, the system recognizes the caller as one who has already completed enrollment and prompts the caller to speak his password. The system then utilizes voice print technology to verify the password and validate the caller as being the owner of that password. At that point, call processing can occur. He may speak a telephone number he wishes to call, or he may speak a word which he has previously programmed for speed dialing a number. The caller may also change his speed dialing program.

 If the system determines that a caller is making his first call and no template exists, it routes the caller to the enrollment portion of the menu. During the enrollment process, the caller will be asked to speak his password. The system will store the password and the voice print of the caller speaking the password. Each time the caller uses Preferred SecureCard, the systems will update the caller's voice print record. This updating feature enables Preferred SecureCard to adapt to variations in telephones, calling environments, vocal patterns, and inconsistencies in the voice of the caller due to nasal, throat or sinus difficulties. To guard against fraud, only voice print entries which are below the threshold but high enough to be a possible match and are confirmed, are included in the adaptive verification update.

Industry experts estimate that calling card fraud in America exceeds $ 1 billion annually, primarily because of the ease of acquiring a subscriber's calling card number and then selling it. Due to the inherent fraud problem, the cost of calling card service is the highest non-operator assisted rate of any long distance product. The use of Voice Print and Posi-Ident to reduce fraud enables the Company to offer this service to its subscriber at competitive rates.

The Company retrieves call message data on a real time basis from the SecureCard system platform. The subscriber selects a level of dollar usage per password and the system terminates usage at that prescribed level.
Alternatively, the password can be refreshed upon the subscriber's request.

The Company offers three SecureCard product offerings. The SecureCard World and SecureCard America are currently used to offer a North America English version with the ability to originate in the fifty states, Puerto Rico, the U. S. Virgin Islands, Canada and other foreign markets where the Company has secured 1-800 service through its underlying carrier. This enables customers to use the World Card while traveling. Calls may be placed worldwide without operator intervention using VCS' voice recognition speaker-dependent technology used for SecureCard. The SecureCard Language card is currently available in North American English and North American Spanish. Additional languages will be added to the system as the market develops and demand requires. The Company offers SecureCard to corporations to market specifically under their company name. The Company will also market SecureCard jointly with corporations, labeling the card as a service offering of both companies. All of the above options, SecureCard World, SecureCard America, and SecureCard Language as well as VIP-800 will be available to the private label participant.

VIP800SM

The VIP800 service offering is an expansion of the SecureCard product capabilities. The telephone call processing method is such that subscribers and persons authorized by the subscribers may place calls over a telephone network through a voice recognition call processing system which requires dialing a toll free number, entering a password or access code by enunciating a five digit code, or using a telephone keypad, to gain access to a limited number of callable telephone numbers in a directory and speaking the directory listing whereby the spoken listing is automatically dialed to connect the caller with the called party.


CORPDAL:53434.1  26287-00001
                                        2

The development of the calling card where fees are charged to the subscriber/calling party has given rise to substantial fraud by persons using stolen "cards" or PINs. The proliferation of different telephone numbers which are desired to be called by an individual or are required to be called has given rise to an inconvenience factor in remembering a substantial list of phone numbers or carrying a directory of telephone numbers at all times. The complexities and cost associated with long distance or toll calling has also risen as a result of the need in many instances for operator assistance in making calls and as a result of the needs to use private telephone systems which charge a fee for each call operation, regardless of whether or not it is a local, long distance or a "toll free" number. VIP800 addresses these challenges by making the call process simple, controllable and fraud resistant.

Characteristics:
     o Caller Access-general 800 number assigned by Preferred Telecom
     o Security-unique five digit authorization code can be touch-tone or speaker independent voice spoken by caller
     o Call termination is driven by preprogrammed unique user directories - Maximum 10 numbers
     o Call  origination:   Intrastate,   Interstate  and International
     o Termination:  Intrastate,  Interstate and  International
     o Speaker  independent  voice  recognition used to access call-to directory
     o Subscriber pays for all completed calls

The product has performed well in certain local test markets and because of its versatility is expected to exceed SecureCard acceptance and generate revenues in domestic and international markets.

Preferred Collect

The Company's Preferred Collect service allows a caller, using a toll free number or internationally a local access number, to place a call if the called party accepts responsibility for charges associated with the call. Preferred Collect utilizes voice-recognition and does not require operator intervention. Based upon preliminary test results, Management believes that Preferred Collect is a viable service which it will sell as its own product as well as make available to resellers as additional funding becomes available.

International Division

Preferred VIP800 and SecureCard offer an opportunity for emerging foreign telecommunications providers to tap new sources of revenue by marketing the Company's voice products. Using a VIP800 number, companies and customers overseas can offer their extended families and others in the U. S. an 800 number that rings to various locations all over the world. SecureCard enables foreign carriers to offer calling cards to native as well as expatriot populations that travel the world or reside in the U. S. In addition, in the Dial Access Countries the voice capabilities create a new competitive opportunity for cellular products.

The SecureCard product line, by design, has no language barrier limitations. As interest is developed in foreign countries, vocabularies for those countries can be added. The primary objectives of the Company's international division are to develop a global market for the Company's services in the long term and to generate revenue through Hispanic ethnic groups throughout the United States in the near term. This approach was a logical progression since the North American Spanish development on the SecureCard and VIP-800 has been tested and performed well. Initiative is being directed to develop contacts in the countries listed below:

         The Caribbean Basin including Puerto Rico            Mexico
         Spain                                                Brazil
         Chile                                                Central America
         Panama                                               Colombia
         Venezuela                                            Argentina
         Kuwait

Letters of Intent have been executed with interested parties in the Dominican Republic and Puerto Rico to market the Company's products. However, at this time, the Company has made no international sales. The Company's international division plan is based upon the sale of franchises, distributorships and agencies which will require,

CORPDAL:53434.1  26287-00001
                                        3
in addition to an initial investment, the development of a mutually beneficial business plan. The market plan for each target country will be developed on a case by case basis within these guidelines.

Traditional Long Distance

The Company offers a mix of long distance service offerings in addition to its SecureCard, VIP800, and Preferred Collect services. These include standard long distance (1+), 1-800 services, and T-1's, a long distance service which provides dedicated access from the customer's location directly to the Company's underlying carrier's switch. For 1+ service, the customer will presubscribe his telephone number to the Company's service so that whenever he picks up his telephone and dials 1+ a long distance number he will use the Company's service. For U. S. Calls, the Company uses postalized per minute rates so the customer pays a set fee for each minute he is connected to the network, regardless of the distance he is calling in the United States.

Platform Program

The Company plans to offer Preferred VoiceCard software applications (VIP800, SecureCard and Collect) using Voice Control System's enabling technology residing on a Brite Voice telephony platform. The Company intends to make these platforms available for sale as well as making them available to the customer for an annual marketing license fee, a monthly minimum payment and a per minute fee ($0.0X/min). In addition to the international opportunities mentioned above, the platform program is directed at one venue domestically, Reseller Accounts. The Reseller venue includes Interexchange Carriers (IXCs), Local Exchange Carriers (LECs), Regional Bell Operating Companies (RBOCs), Switched and Switchless Resellers, Paging Companies, Competitive Access Providers, Shared Tenant Services and any company that has an installed base of telecommunications users and does its own billing.

The total industry calling card market is a $13 billion a year business. The smaller Resellers market represents a $ 2.6 billion annualized calling card opportunity. Management believes that a portion of the Resellers are prospects for Preferred's platform because Preferred's VoiceCard products create new sources of revenue and prevent fraud. The Preferred platform helps the Reseller retain customers. Management believes, in the first year, it can capture a small portion of this market representing a total sales opportunity up to $ 76 million. This does not include additional license fees or migratory platform revenues that could be up to $ 10 million.

Billing and Collection

To date all billing has been direct billed or billed through credit card merchant agreements. The Company still anticipates billing through Local Exchange Carriers (LECs) but it has not found it necessary to do so yet and, therefore, has not activated any LEC billing agreements which has eliminated a substantial cash disbursement. However, the Company has entered into a billing and collection agreement with International Telemedia Associates (ITA), a clearing house, that will process the Company's billing records and deliver them in bulk to LECs for billing to end users as a part of their local telephone bill. Under the terms of the agreement with ITA, the Company will be required to pay a monthly minimum fee of $ 1,500.

Competition.

Current. The Long distance telecommunications market is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants including AT&T, MCI And Sprint. The principal competitive factors affecting the Company's market share are pricing and customer support. The Company's ability to compete effectively will depend upon its ability to provide innovative, high quality services and its ability to raise sufficient capital to support its marketing efforts.

Most of the Company's competitors are substantially larger and have raised substantially greater financial, technical and marketing resources. In addition to AT&T, MCI and Sprint, the Company competes with regional interexchange carriers and resellers for interLATA long distance services and with local exchange carriers for intraLATA long distance services. As the Company grows, it expects to face increased competition. The

CORPDAL:53434.1  26287-00001
                                        4

Company's pricing strategy is to keep its effective charges generally below those of its competitors, so these competitors cannot offer the customer an economic incentive to terminate the Company's service.

Deregulation of AT & T. Historically, the Company and the interexchange carriers with which it competes were subject to less regulation and had greater pricing flexibility than AT&T. However, the difference in the level of regulation between AT&T and its competitors has recently been narrowed. In October, 1995, the FCC determined that AT&T was a non-dominant carrier for its domestic business. Accordingly, it will be regulated on the same basis as the Company.
AT&T can be expected to offer and price its business services more competitively, which, in turn, may affect the Company's pricing policies and gross margin.

Competition from BOCs. In 1984, pursuant to a Modified Final Judgment entered by a United States District Court in Washington, D. C. , AT&T divested its 22 wholly-owned Bell Operating Companies. Under that decree, the Bell Operating Companies were prohibited, among other things, from providing interLATA long distance. Under recently enacted legislation, the Modified Final Judgment was superseded. The BOCs are allowed to provide interLATA long distance service as part of their cellular service offerings and from areas in which they do not provide local exchange service. In addition, they will be allowed to provide interLATA long distance service from the areas in which they provide local exchange service once they meet certain tests intended to confirm there is competition for the local exchange and exchange access service. When the Bell Operating Companies begin to provide interLATA long distance telecommunications services, the Company will face substantial additional competition.

In addition, the FCC has proposed that the Bell Operating Companies (BOCs) offering out-of-region interstate interexchange services be regulated as non-dominant, as long as such services are offered by an affiliate of the BOC that complies with certain structural separation requirements, which may make it easier for the BOCs to compete directly with the Company for long distance customers. These would be the same separation requirements that currently are applicable to independent local exchange carriers that provide interstate interexchange services, although the FCC on March 21, 1996, initiated a rulemaking proceeding in which it is considering whether to modify or eliminate these separation requirements. This rulemaking proceeding also initiates a review of other FCC regulations currently applicable to domestic interstate interexchange telecommunications services to determine how such regulations should be changed consistent to eliminate the deregulatory goals of the 1996 Telecommunications Act. It is not known when the FCC will take final action in this proceeding or whether any or all of the proposed rules will be finally adopted.

Regulation

The terms and conditions under which the Company provides telecommunications services are subject to government regulation. Federal laws and the Federal Communications Commission (FCC) regulations apply to interstate telecommunications services, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state.

Federal Regulation. The FCC regulates the interstate telecommunications industry pursuant to the Communications Act. The Company is required to obtain FCC approval to provide international service and to file tariffs with the FCC regarding its interstate and international service. The tariffs are subject to review by the FCC. The Company does not anticipate any action by the FCC which would impair its service offerings.

Although in the past the FCC had extensively regulated interstate communications, the trend during the 1980s was toward lessened regulation. Nondominant interexchange carriers were not required by the FCC to file tariffs with the FCC other than with respect to international calls and operator services. This resulted in a proliferation of switchless resellers and brokers offering individualized pricing to attract customers. The FCC retained general regulatory jurisdiction over the sale of interstate telecommunications services by interexchange carriers, including the requirement that calls be charged on a nondiscriminatory, just and reasonable basis, but no enforcement actions were brought to the knowledge of the Company.


CORPDAL:53434.1  26287-00001
                                        5

In 1992, the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") ruled that the FCC lacks authority to waive the statutory requirement that nondominant interexchange carriers file tariffs.
 As a result of another proceeding, the Supreme Court upheld the position of the Court of Appeals in June, 1994.

In response to the initial Court of Appeals ruling, the FCC promulgated new rules for nondominant interexchange carriers' tariff filings to give substantial pricing flexibility to the Company and similarly situated competitors. The new rules permitted nondominant carriers to file a range of rates, thereby avoiding the need to offer identically priced services to all customers or to have all price differences reflected in tariff filings with the FCC. The Court of Appeals struck down those rules in January 1995. The recently enacted legislation authorizes the FCC to forbear from requiring the filing of tariffs, the FCC has begun a rulemaking proceeding that would eliminate the need for the Company to file tariffs. Until a rule is enacted, the Company's business plans anticipate compliance by the Company with current tariff filing requirements.

State Regulation. The Company's intrastate long distance telecommunications operations are subject to various state laws and regulations. The Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it will offer intrastate long distance services. Many state regulatory authorities also require carriers to file tariffs which set forth their rates and conditions of service. While the Company does not anticipate significant problems in obtaining certificates or filing tariffs for its service in the key states in which it plans to expand, the state commissions may impose unanticipated requirements on the Company.

The Company has been granted intrastate regulatory authority in 41 states. Certification applications are pending in Alabama, Connecticut, Maine, Minnesota, Nebraska, New Mexico and New Hampshire. The regulatory responsibilities of the Company are ongoing and do not end once operating authority is obtained. States have different requirements concerning the filing of annual reports, regulatory assessments and fees, and other periodic reports, some of which may vary depending on the type of telecommunications services being provided. The Company continuously monitors regulatory developments in all 50 states in order to ensure regulatory compliance.

State regulatory authorities also regulate access charges and other pricing for telecommunications services within each state. The Bell Operating Companies and other local exchange carriers have been seeking reduction of state regulatory requirements and greater pricing flexibility. Increased pricing flexibility for the Bell Operating Companies and other local exchange carriers could adversely affect the Company primarily in two ways. First, the regulated prices for intrastate access charges that the Company must pay could increase; second, the Company could face increased price competition from the Bell Operating Companies for intraLATA interexchange traffic.

Employees

At July 25, 1996, the Company employed twenty-eight (28) individuals. The Company is not subject to any collective bargaining agreements. The Board of Directors and Shareholders have approved an incentive stock option plan for its employees, and 450,000 shares have been reserved for issuance under the plan.

                                     Item 2. Description of Property

The Company currently subleases approximately 11,600 square feet of office space in Dallas, Texas at a monthly rental of $ 10,653 through 01/31/99 at which time the rent increases to $ 12,589 per month to the end of the sublease in 8/31/02. Due to the availability of office space in Dallas, the Company does not foresee problems in securing additional office space as required.

                                        Item 3. Legal Proceedings

The Company is not involved in any material legal proceedings.

           Item 4. Submission of Matters to a Vote of Security Holders

None

CORPDAL:53434.1  26287-00001
                                                    6

PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the OTC Electronic Bulletin Board, but there is not active market for the Company's Common Stock. While the Company has obtained exemption from registration for secondary trading under several state blue sky laws, it has not secured such exemption in all states. The following table indicates the quarterly high and low bid price for the Company's Common Stock on the OTC Electronic Bulletin Board since its initial listing in October 1995. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect mark-ups, mark-downs or commissions.

                                 OTC ELECTRONIC
                                 BULLETIN BOARD
                                    BID PRICE

                                    HIGH           LOW
Calendar 1995
4th Quarter                        $4.25        $  .35

Calendar 1996
1st Quarter                        $2.875        $1.50
2nd Quarter                        $1.875        $1.50

On July 25, 1996 the bid price of the Company's Common Stock as reported on the OTC Electronic Bulletin Board was $ 1.75.

As of June 30, 1996, there were 794 holders of record of Common Stock of the Company.

The Company has not declared or paid any cash or other dividends on its Common Stock to date and has no intention of doing so in the foreseeable future.

       Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and related notes thereto appearing elsewhere in this filing.

Results of Operations

Preferred/telecom, Inc. (the Company) commenced business on May 13, 1994, and was in the development stage through August 1, 1995. During the period from its inception until March 31, 1995, the end of the fiscal year, the Company's activities consisted entirely of developing and implementing its business plan, including developing its product service offerings, formulating its marketing strategies and operations, and negotiation of agreements necessary to its proposed operations and hiring personnel. The Company began its sales activities in April 1995, and had no revenues during the period of May 13, 1994 through March 31, 1995. The initial sales activity involved introducing the Company's proposed services to prospective customers to gauge consumer response with respect to pricing, features and viability of the services. The Company began enrolling SecureCard customers in August 1995. To date approximately 4700 applications have been taken for Preferred SecureCard and 4682 have completed the Company's enrollment process and have been activated. Of those cards, 1480 have been canceled leaving approximately 3200 cards active.

The Company is still in the early stages of its marketing efforts and accordingly expenses have exceeded revenues. In part, this is due to the costs of the basic infrastructure that the Company has put in place and is required regardless of the level of sales. For the fiscal year ended March 31, 1996, sales and marketing expenses were 722.1% of sales and general and administrative expenses were 697.2% of sales. Each of these ratios are less than

CORPDAL:53434.1  26287-00001
                                        7
the equivalent ratios for the nine months ended December 31, 1995 and can be expected to improve as sales increase. Future comparisons will be as an operational company for the entire period while approximately one-half of fiscal 1996 the Company was in the developmental stage.

During the fiscal year ended March 31, 1996, the Company booked $ 159,004 in revenue and $ 344,310 in direct expenses associated with the sale of SecureCard and other telecommunication services. Of this revenue, 51% was attributed to the Company's 1+ and 800 Service and the remainder of the Company's revenue was attributed to the SecureCard product. Cost of sales amounted to 216.5% of sales for the fiscal year ended March 31, 1996. Of that amount, $ 150,108 represented payments on contractual minimums, very little of which represented payment for services. As revenues increase fees for services are expected to exceed the contractual minimum, which will reduce the ratio of cost of sales to sales.

During the three months ended March 31, 1996, the Company booked revenues of $ 104,484 in comparison with $ 54,520 in the nine months ended December 31, 1995 and with $ 40,070 revenue booked in the quarter ended December 31, 1995. Of this revenue 48% was attributed to the SecureCard offering. The remainder of the Company's revenue was derived from 1+ and 800 service. As noted in Item 2. Description of Property, the Company has entered into a new operating sub-lease agreement for office facilities, which has increased monthly rental expenses during 1996 from $ 2,946 per month to $ 10,653 per month.

Liquidity and Capital Resources

The Company's cash and cash equivalents at March 31, 1996 were $ 42,574. During the period from inception, May 1994 through September 30, 1995, the Company's operations were funded primarily through loans of $ 1,255,000 of which an aggregate of $ 832,500 was borrowed from the Company's officers, directors, and a more than 5% beneficial owner. In March, 1995 the Company conducted a private offering of convertible debentures in which debentures due in September 1996 with an aggregate principal amount of $ 122,500 were sold. In October, 1995 $ 12,500 of those debentures were converted to common stock. In July, 1996, $ 15,000 of those debentures were converted to common stock. In October, 1995 the Company conducted a Regulation S offering and sold 1,000,000 shares of common stock at $1.50 per share, generating $1,500,000 in capital. In addition, in October and November, 1995, pursuant to Regulation D under the Securities Act of 1933 (the "Securities Act"), the Company conducted an offering of eight percent (8%) convertible debentures due March 31, 1997 with interest payable quarterly commencing December 31, 1995. Under the terms of the debenture offering the $ 375,000 generated was converted to stock in November, 1995. From this $ 1,875,000 generated, notes due to non-affiliates in the amount of $ 300,000 were paid with associated interest. The remainder was available for working capital and payment of vendor payables.

The Company requires additional capital to meet its current and future obligations. In April 1996 the Company commenced a private offering of notes and warrants ("Units") with maximum proceeds to the Company of $800,000. Each unit consists of (i) a note in principal face amount of $10,000 bearing interest at a rate of 7% per annum, with principal and interest payable two years from the date of issue and (ii) warrants to purchase 5,000 shares of common stock, $.001 par value per share, at $1.50 per share at any time within two (2) years after issuance of the warrants. On June 3, 1996 the terms of the offering were amended to increase the size of the offering from 80 units to a maximum of 150 units or proceeds to the Company of $1,500,000. Also in this amendment the Company altered the repayment terms to the promissory note by means of an addendum to the note stating that the Company contemplates raising capital in an underwritten public offering and after payment of expenses of the underwriting will apply proceeds of such offering to repayment of the notes issued in the private offering. The funds being sought in this offering are only intended to permit the Company to continue operations and meet its material operating obligations while it seeks additional funding sufficient for long term implementation of its business plan. As of July 31, 1996, the Company had raised $ 750,000 in the private placement. If at least $ 250,000 additional funds are not raised in this private offering by August 31, 1996, the Company will likely have to significantly curtail its operations and would be forced to make drastic cuts in its overhead, to down size its business operations, and to take other actions, including seeking additional financing or considering strategic alternatives. There is no assurance that such additional financing or strategic alternatives would be viable or available on terms acceptable to the Company. The Company currently has a letter of intent with a New York investment banking firm, to underwrite on a firm commitment basis, for a proposed Four Million Dollar

CORPDAL:53434.1  26287-00001
                                        8

($4,000,000) public offering of the Company's securities. . The underwriting of the proposed public offering is subject to a number of conditions, including the raising of at least an additional $250,000 in the private offering The public offering, if made will be made only by means of a prospectus pursuant to a registration statement filed with the SEC pursuant to the Securities Act. The timing of the proposed public offering is subject to a number of factors, certain of which are beyond the Company's control; however, the Company intends to complete the public offering by October 15, 1996.

Future Obligations. During the next twelve months, the Company plans, subject to raising adequate capital, to increase substantially the marketing of its Preferred SecureCard, VIP800 and Preferred Collect Services, to introduce new products, and to continue refining these services. Subject to the Company's ability to fund the cost, Management expects the Company to hire or contract with approximately 35 additional persons during the next 12 months, primarily to support its expanded marketing activities. At July 25, 1996, the Company employed twenty-eight (28) individuals.

The ability of the Company to raise capital is, in the opinion of Management, the primary constraint on such business plan. Management estimates that, during the next twelve (12) months, the Company will require approximately $ 3,500,000 of equity and/or long term debt to finance its costs of marketing and the continued refinement of its services at anticipated levels, with most of these funds being needed to support marketing efforts. In addition, the Company will be required to obtain extensions of its current debt or raise additional funds of approximately $ 1,100,000 to retire its debt. There is no assurance however, that the Company will be able to secure any such financing or extensions of its current debt.

The Company was obligated under its agreement with MCI Telecommunications Corporation (MCI) to pay at least $ 1,000,000 per month for transmission services beginning January, 1996. In June, 1996, the Company and MCI reached an agreement more reflective of the Company's operations, which adjusts the monthly commitment to a $ 200,000 monthly minimum and grants concessions and relief from previously agreed to minimums. The agreement is retroactive to April 1, 1996 and ramps to the $ 200,000 minimum in September, 1996 and then continues for a period of forty one (41) months which expires on August 31, 1999. If the Company does not meet these minimums, then it must pay MCI the difference between actual usage and the minimum. The new agreement has been proposed to the Company by MCI for ratification. As there were verbal agreements, confirmed in correspondence, to the terms outlined above, the Company anticipates no material changes in the above outlined carrier services agreements when executed.

The Company expects to fund this obligation through customer revenues. Sixty percent of the customer revenue is paid through an escrow account to MCI. To the extent the Company's revenues are not sufficient to meet this obligation, the Company will be required to fund this obligation from other sources.

The Company's agreement with Brite Voice Systems, Inc. ("Brite") calls for minimum monthly usage fees of at least $ 20,000 per month through August 15, 1996, $ 25,000 per month through August 15, 1997, and $ 30,000 per month through August 15, 1998 in SecureCard charges. The Company's obligation to Brite is based upon the Company's billable minutes through the Brite system and paid out of revenues as they are received. To the extent that the monthly usage obligation is less than the minimum amounts specified in the governing agreements, the Company would be required to pay Brite the difference between the actual usage charges and these minimums at those times specified in the agreements. At present, the Company's monthly usage is less than the minimum amount. The Company expects actual usage charges to equal or exceed these minimums in late 1996. If the Company were to default in its payment to Brite, its ability to utilize the Brite platform would terminate. The Company and Brite have executed an agreement to convert monthly minimums of $216,500 which represent minimum payments from January through October into a promissory note bearing interest at prime +2 per annum which is due November 1, 1996 and warrants to purchase 60,000 shares of common stock at a price of $2.44 per share exercisable for three years from the date of the note.

Certain of the information contained in Parts I and II of this Form 10-KSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could

CORPDAL:53434.1  26287-00001
                                        9
cause the actual results to differ from the Company's expectations are set forth under the caption "Risk Factors" in the Company's Prospectus dated August 15, 1995. In addition, an important factor is the Company's ability to raise sufficient capital to execute its business plan and meet its obligations. Therefore, the actual results that are achieved may differ materially from any such forward looking information.


                                       Item 7. Financial Statements

The Company's independent public accountants have noted in their Independent Auditor's Report accompanying the Financial Statements as of and for the period ending March 31, 1996, that the Company has incurred substantial losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. See "Financial Statements" beginning on page F-I.

       Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Board of Directors currently consists of three (3) persons, G. Ray Miller,
H. David Friedman, and Mary G. Merritt. The following table sets forth information about the present directors and the executive officers of the
Company:

         NAME            AGE                       OFFICE

G. Ray Miller             56        Director and Chief Executive Officer

H. David Friedman         50     Vice Chairman of the Board of Directors

Mary G. Merritt           39      Director, Vice President - Finance and
                                                       Secretary/Treasurer

Dennis Gundy              52                President, Chief Operating Officer

Tom Hunse                 46   Vice President - Marketing and Investor Relations

Jane D. Hufstedler        51                Vice President - Operations

Mr. Miller is a founder of the Company. He has served as an Officer and Director of the Company since May, 1994; he has been Chief Executive Officer since June, 1994. Prior to the founding of the Company, Mr. Miller founded United Medicorp Inc. in 1989 and served through February, 1992 as Chairman of the Board and Chief Executive Officer. United Medicorp is a publicly-held corporation which manages medical insurance claims. Prior to that time, Mr. Miller served in executive capacities with International Telecharge, Inc., an operator services company; Automatic Radius Management, Inc. ("ARM"), a security alarm service company; and U.S. Telephone, Inc., a long distance carrier. After leaving United Medicorp, Mr. Miller managed personal investments until he began work at the Company.

     Mr. Friedman is a founder of the Company and has served as director since June, 1994. He served as President and Chief Operating Officer of the Company
until July, 1996 at which time he became Vice Chairman of the Board of Directors. Mr. Friedman served from 1988 to 1992 as President of the Commercial Division of Value-Added Communications ("VAC"), a supplier of services and equipment to hotels for use in conjunction with the provision of telephone operator services. Mr. Friedman served as President and Chief Executive officer of Friedman and
CORPDAL:53434.1  26287-00001
                                       10

Associates, a consulting firm from 1986 to 1988. Prior to that, Mr. Friedman served in various executive capacities with American Telecommunications Corp, which provided long distance and operator services to hotels, KTI Corporation, a manufacturer of telecommunications equipment, and U.S. Telephone, Inc. After leaving VAC, Mr.
Friedman managed personal investments until he began work at the Company.

     Ms. Merritt is a founder of the Company and has been a director since May, 1994. She serves as Vice President - Finance, Treasurer and Secretary. She has served as President of Star of Texas, Inc., a trust management account service since 1989. She served as Controller of United Medicorp, Inc. for several months during 1992. Ms. Merritt is a certified public accountant and was employed by Ernst & Whinney from 1981 to 1989, her last position being senior manager for entrepreneurial services.

     Mr. Gundy joined the Company in July, 1996 bringing thirty-four years experience in management, engineering, construction and operations of domestic and international telecommunications companies. Mr. Gundy has served as an independent consultant since 1993. During that time he was instrumental in the technical planning and implementation of switched satellite services in Russia, the Ukraine and Mexico. Prior to that, he served as Executive Vice President of the St. Thomas and San Juan Telephone Company from 1990 through 1992. From 1986 to 1990, Mr. Gundy was Vice President, Operations and Engineering at International Telecharge, Inc. in Dallas, TX. Mr. Gundy was a Vice President, Operations-Western United States for U. S. Sprint from 1980 to 1986.

     Mr. Hunse joined the Company is September, 1995 after serving as a consultant since May, 1995. Mr. Hunse has been involved in the voice automation business for eight years. Prior to joining the Company, Mr. Hunse was Vice President of Corporate Communication, Business Development and Investor Relations for InterVoice, Inc. Of Dallas from 1993 to 1995, and was Vice President of Marketing for Tigon Corporation of Dallas, Texas from 1987 to 1992.

Ms. Hufstedler joined the Company in September, 1995. Prior to joining the Company, Ms. Hufstedler was employed by Tandem Computers, Inc., where she served as Marketing Director responsible for the marketing strategy for the telecom division's customer service system. She was employed with Tandem Computers from 1993 until 1995. From 1983 to 1993, Ms. Hufstedler managed various customer service operations at Sprint Communications, L.P. and its predecessors.

The Company is not aware of any "family relationships" (as defined in Item 401(c) of Regulation S-B promulgated by the Securities and Exchange Commission) between any of the directors, and/or any of the executive officers.

                                     Item 10. Executive Compensation

The following table sets forth the compensation paid by the Company to its Chief Executive Officer during the fiscal year ended March 31, 1996; no executive officer earned in excess of $ 100,000. The Company has no employment contract with its Chief Executive Officer. At this time, however, the Company is negotiating an employment agreement with Mr. Gundy, the President and Chief Operating Officer.

                                            Annual Compensation

                                         Year
         Name/Principal                 Ending                                         All Other
            Position                   March 31          Salary         Bonus        Compensation
G. Ray Miller, Chief Executive           1994              -0-            -0-              -0-
Officer                                  1995              $47,500.       -0-              $28,000. (1)
                                         1996              $79,333.       -0-              -0-

     (1) Fees for Consulting Services. During period, Mr. Miller assisted the Company in negotiating agreements, analyzing service offerings and developing business strategies. To date, the directors have received no compensation for their services as such. No plans are made to pay any other compensation to the directors.

CORPDAL:53434.1  26287-00001
                                       11

            Item 11. Security Ownership of Certain Beneficial Owners
                                 and Management

The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock, as of July 15, 1996:

                             Shares of Common Stock
                               Beneficially Owned


                Name                          Number Shares                   Percentage

Pegasus Settlement Trust                    3,855,476                          35.8%
% Hambros Channel Islands
Trust Corporation Limited
7 The Espanade, St. Helier
Jersey, Channel Islands  (1)

G. Ray Miller                                 814,899 (2)                      8.7%
12655 N. Central Expressway
Suite 800
Dallas, Texas  75243  (7)

H. David Friedman                           2,015,767 (3)                      21.1%
12655 N. Central Expressway
Suite 800
Dallas, Texas  75243

Mary G. Merritt                             4,689,825 (4)                      43.3%
12655 N. Central Expressway
Suite 800
Dallas, Texas  75243

Lawrence E. Steinberg                       1,297,315 (5)                      12.5%
5420 LBJ Freeway, LB 56
Dallas, Texas  75240

All directors, and executive                7,815,491 (6)                      70.4%
officers as a group (Five Persons)

     1. Pegasus Settlement Trust is a Channel Islands Trust of which Hambros Channel Islands Trust Corporation Limited, of 7 The Esplanade, St. Helier, Jersey, Channel Islands is trustee, and Mary Merritt is protector, with shared voting and dispositive power. G. Ray Miller is the sole beneficiary of the trust.
     2.  Includes 60,000 shares issuable upon exercise of warrants.
     3.  Includes 199,950 shares issuable upon exercise of warrants.
     4. Includes 72,950 shares issuable upon exercise of warrants and 3,855,476 shares held by Pegasus Settlement Trust. 5. Includes 900,000 shares issuable upon the exercise of warrants held by Mr. Steinberg and three trusts of which he is the trustee, two of which his children are beneficiaries and an option for 100,000 shares granted to Mr.
     Steinberg by Mr. Friedman from his personal holdings.
     6.  Includes the shares described in footnotes 2, 3, and 4.
     7. Mr. Miller is the sole beneficiary of the Pegasus Settlement Trust but is not the beneficial owner of the Common stock owned by the Trust, as SEC Regulations define beneficial ownership.


CORPDAL:53434.1  26287-00001
                                       12

             Item 12. Certain Relationships and Related Transactions

All shares and per share information relating to the Common Stock of the Company has been adjusted to reflect a three-for-one stock split of the Common Stock effected on March 21, 1995.

In May 1994, the Company issued 2,400,000 shares of Common Stock to Pegasus Settlement Trust, a Channel Island trust, of which is G. Ray Miller is the sole beneficiary, the Chief Executive Officer and a director of the Company, and of which Mary Merritt, a vice president and a director of the Company, is a protector ("Pegasus") for a purchase price of $2,400 ($0.001 cents per share). In addition, in May 1994, the Company issued 600,000 shares of Common Stock to
G. Ray Miller for the purchase price of $600 ($0.001 cents per share). In June 1994, the Company issued 2,100,000 shares of Common Stock to H. David Friedman, at that time the President and a director of the Company, for a purchase price of $2,100 ($0.001 cents per share); 750,000 shares of Common Stock to Mary Merritt for a purchase price of $750 ($0.001 cents per share); and an additional 150,000 shares of Common Stock to G. Ray Miller for a purchase price of $1.50 ($0.001 cents per share). In each case, cash for one-third of the consideration was paid at the time of the initial issuance and the remainder of the consideration was contributed to capital by converting debt the Company owed the stockholders at the time of the three-for-one stock split in order to maintain the Company's stated capital.

In 1994, the Company borrowed $50,000 from H. David Friedman and $7,500 from G. Ray Miller. The proceeds from these borrowings were used to cover expenses incurred while preparing the Company's business plan and negotiating transmission, billing and collection, and data processing agreements. This indebtedness was evidenced by promissory notes due upon demand made on or after December 31, 1994, which bear interest at a floating rate equal to the prime rate being charged by NationsBank Texas, plus two percent (2%). In February 1995, these notes were extended through May 31, 1995. In June 1995, these notes were extended through December 12, 1995. In conjunction with the extension, Mr. Friedman was issued warrants to purchase 199,950 shares of Common Stock at $0.16 per share and Mr. Miller was issued warrants to purchase 30,000 shares of Common Stock at $0.16 per share. These notes have been further extended to October 1, 1996.

In January 1995, the Company borrowed $75,000 from Lawrence E. Steinberg, a beneficial owner of 5% or more of the Company's stock, and issued Mr. Steinberg its note in such amount due May 27, 1995, bearing interest at a floating rate equal to the prime rate as reflected in the Wall Street Journal and warrants to purchase 300,000 shares of Common Stock at a price of $0.16 per share. The proceeds of this loan were used to fund operations of the Company as it sought financing. Mr. Steinberg agreed to extend this note until December 12, 1995 in exchange for. the Company's agreement to reduce the purchase price for shares under those warrants to $0.04 in connection with the extension of Mr. Steinberg's note until December 12, 1995. This note was further extended until October 1, 1996.

In January 1995,  the Company  issued Mary Merritt  warrants to purchase  67,950 shares of Common Stock at a price of $0.16 per share in consideration of her paying expenses on behalf of the Company.

In March 1995, the Company issued 90,000 shares of Common Stock to Jacques Hoppus, Vice President-Sales of the Company, for $300. The Company had an option to repurchase all of these shares if Mr. Hoppus ceased to be an employee of the Company during the first year of his employment, and half of these shares if he ceased to be an employee of the Company during the second year of his employment. Mr. Hoppus resigned from the Company in February, 1996 and returned 45,000 shares of common stock under the terms of his separation agreement.

In March 1995, the Company issued 240,000 shares of Common Stock to Jerry L. Gimnich, Vice President-MIS of the Company, for $800. The Company had an option to repurchase all of these shares if Mr. Gimnich ceased to be an employee of the Company during the first year of his employment, two-thirds of the shares if he ceased employment during the second year of his employment, and one- third of these shares if he ceased to be an employee of the Company during the third year of his employment. Mr. Gimnich resigned in April, 1996 and two-thirds of his stock was repurchased.

In April 1995, the Company  borrowed  $200,000 from Pegasus and issued Pegasus a note in such amount

CORPDAL:53434.1  26287-00001
                                       13
due July 21, 1995, bearing interest at a floating rate equal to the prime rate reflected in the Wall Street Journal, and warrants to purchase 406,200 shares of Common Stock at a price of $0.17 per share. These monies were used to fund operations pending a debt or equity offering. On June 28, 1996 this note was submitted to the Company in payment of $109,054 for the exercise of 1,406,200 warrants and a new note for $ 90,946 was issued.

On May 18, 1995, Pegasus lent the Company $75,000. In return, the Company issued Pegasus its promissory note in the amount of $75,000 bearing interest at a rate of 9% per annum due on November 18, 1995, and warrants to purchase 300,000 shares of Common Stock at a price of $.04 per share. This note has been extended to October 1, 1996.

On May 26, 1995, Lawrence E. Steinberg lent the Company $20,000. In return, the Company issued Mr. Steinberg its promissory note in the amount of $20,000 due November 26, 1995, bearing interest at a rate of 9% per annum and warrants to purchase 80,000 shares of Common Stock at a price of $.04 per share on or before November 26, 1998. This note has been extended to October 1, 1996.

On May 26, 1995, the Company borrowed $35,000 from the Lawrence E. Steinberg Charitable Remainder Trust, a Texas trust of which Lawrence E. Steinberg is a trustee, and issued its $35,000 promissory note due November 26, 1995, bearing interest at a rate of 9% per annum and warrants to purchase 140,000 shares of Common Stock at a price of $.04 per share on or before November 26, 1998. This note has been extended to October 1, 1996.

On May 26, 1995, the Company borrowed $10,000 from the Adam J. Steinberg Trust A, a Texas trust for the benefit of one of Lawrence E. Steinberg's children of which Mr. Steinberg is trustee, and issued its $10,000 promissory note due November 26, 1995, bearing interest at a rate of 9% per annum and warrants to purchase 40,000 shares of Common Stock at a price of $.04 per share on or before November 26, 1998. This note has been extended to October 1, 1996.

On May 26, 1995, the Company borrowed $10,000 from the Ilana S. Steinberg Trust A, a Texas trust for the benefit of one of Lawrence E. Steinberg's children of which Mr. Steinberg is trustee, and issued its $10,000 promissory note due December 26, 1995, bearing interest at a rate of 9% per annum and warrants to purchase 40,000 shares of Common Stock at a price of $.04 per share. This note has been extended to October 1, 1996.

In June  1995,  the  Company  issued  600,000  shares  of  Common  Stock to Star
Resources, a publicly held corporation of which Lawrence E. Steinberg is principal shareholder, president and chief executive officer, for $24,000. In connection therewith, the Company agreed to purchase advertising in the amount of $24,000 from a television station owned by a former subsidiary of Star which is now owned by Mr. Steinberg.

     In June 1995, Mr. Steinberg agreed to sell to Pegasus, G. Ray Miller, H. David Friedman and Mary Merritt an aggregate of 8,500,000 shares of his Star Common Stock for an aggregate of $5,000, or approximately $.006 per share. Of such shares, Pegasus acquired 3,400,000 shares of Star for $2,000; Mr. Miller and Ms. Merritt each acquired 1,062,500 shares of Star for $625; and Mr. Friedman acquired 2,975,000 shares of Star for $1,750. This transaction permitted Pegasus to receive 19,756 Dividend Shares, permitted Mr. Miller and Ms. Merritt each to receive 15,549 Dividend Shares, and permitted Mr. Friedman to receive 45,537 Dividend Shares. Together, Pegasus, Mr. Miller, Ms. Merritt and Mr. Friedman received an aggregate of 124,391 Dividend Shares in the Distribution, or 20.7% of the Dividend Shares. Pegasus, Mr. Miller, Mr. Friedman and Ms. Merritt have each granted to Mr. Steinberg an option to repurchase the shares of Star Common Stock he sold to them for approximately $.0065 per share, or an aggregate total of $5,500 for all such shares. Mr. Steinberg repurchased all such shares of the Star Common Stock in December of 1995.

On June 12, 1995, Pegasus lent the Company $75,000. In return, the Company issued Pegasus its promissory note in the amount of $75,000 bearing interest at a rate of 9% per annum due on December 12, 1995, and warrants to purchase 300,000 shares of Common Stock at a price of $.04 per share. This note was extended to October 1, 1996.

On June 12, 1995, Lawrence E. Steinberg lent the Company $75,000. In return, the Company issued Mr. Steinberg its promissory note in the amount of $75,000 due December 12, 1995, bearing interest at a rate of 9% per annum

CORPDAL:53434.1  26287-00001
                                       14
and warrants to purchase 300,000 shares of Common Stock at a price of $.04 per share on or before December 12, 1998. This note was extended to October 1, 1996.

On July 21, 1995, the Company borrowed $100,000 from Pegasus Settlement Trust and issued a promissory note in the amount of $100,000 bearing interest at a rate of 9% per annum due January 21, 1996, and warrants to purchase 300,000 shares of Common Stock at a price of $.04 per share on or before January 21, 1998. This note was extended to October 1, 1996.

On September 26, 1995, Pegasus lent the Company $100,000. In return, the Company issued Pegasus its promissory note in the amount of $100,000 bearing interest at a rate of 9% per annum which is due on March 26, 1996, and warrants to purchase 300,000 shares of Common Stock at a price of $.04 per share. This note was extended to October 1, 1996.

On March 14, 1996, Pegasus lent the Company $50,000. In return, the Company issued Pegasus its promissory note in the amount of $50,000 bearing interest at a rate of 8% per annum which is due on September 16, 1996.

On March 28, 1996, Pegasus lent the Company $50,000. In return, the Company issued Pegasus its promissory note in the amount of $50,000 bearing interest at a rate of 8% per annum which is due on September 30, 1996

On April 16, 1996, Pegasus lent the Company $50,000. In return, the Company issued Pegasus its promissory note in the amount of $50,000 bearing interest at a rate of 8% per annum which is due on October 16, 1996.

     On April 29, 1996, Lawrence E. Steinberg lent the Company $100,000. In return, the Company issued Mr. Steinberg its promissory note in the amount of $100,000 bearing interest at a rate of 10% per annum which was due on May 31, 1996. This note was extended to October 1, 1996. In addition, Mr. Friedman granted Mr. Steinberg 100,000 shares at $0.10 per share from his personal holdings.

On May 21, 1996, Mary Merritt purchased one unit for $10,000 in the current private placement. Each unit consists of a two-year $10,000 note at 7% and warrants to purchase 5,000 shares of common stock at $1.50 per share for that same period.

On May 21, 1996, Jane Hufstedler purchased one unit for $10,000 in the current private placement. Each unit consists of a two-year $10,000 note at 7% and warrants to purchase 5,000 shares of common stock at $1.50 per share for that same period.

On June 12, 1996, G. Ray Miller purchased six units for $60,000 in the current private placement. Each unit consists of a two-year $10,000 note at 7% and warrants to purchase 5,000 shares of common stock at $1.50 per share for that same period.

On June 28, 1996 Pegasus exercised warrants to purchase 1,406,200 shares of the Company's Common Stock, $.001 par value per share. Pegasus tendered a $200,000 promissory note from the Company in payment and received a newly issued promissory note of $90,946.

                    Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number                        Description

3.1               Certificate of Incorporation of Preferred/telecom, Inc. filed on August 3,
                  1992 with the Secretary of State of Delaware (Incorporated by reference to

CORPDAL:53434.1  26287-00001
                                       15




                  Exhibit 3.1 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)
3.2               Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 to the Company's
                  Registration Statement on Form S-1, registration no. 33-92894)

3.3               Certificate of Amendment, filed on March 21, 1995 with the Secretary of
                  State of Delaware (Incorporated by reference to Exhibit 3.3 to the
                  Company's Registration Statement on Form S-1, registration no. 33-92894)

3.4               Certificate of Amendment, filed on July 27, 1995 with the Secretary of
                  State of Delaware (Incorporated by reference to Exhibit 3.5 to Amendment
                  No. 1 to the Company's Registration Statement on Form S-1, registration
                  no. 33-92894

3.5               Bylaws of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, registration no. 33-
                  92894)

4.1               Specimen Certificate evidencing Common Stock of Preferred/telecom, Inc.
                  (Incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1, registration no. 33-92894)

10.1#             MCI Carrier Services Agreement between MCI Telecommunications
                  Corporation and Preferred/telecom, Inc.(Incorporated by reference to
                  Exhibit 10.1 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.2#             SecureCard Agreement between Brite Voice Systems, Inc. and
                  Preferred/telecom, Inc. (Incorporated by reference to Exhibit 10.2 to the
                  Company's Registration Statement on Form S-1, registration no. 33-92894)

10.3#             Preferred Collect Agreement between Brite Voice Systems, Inc. and
                  Preferred Telecom, Inc. (Incorporated by reference to Exhibit 10.3 to the
                  Company's Registration Statement on Form S-1, registration no. 33-92894)

10.4#             Enhanced Technology Use Agreement between Voice Control System, Inc.
                  and Preferred/telecom, Inc. (Incorporated by reference to Exhibit 10.4 to
                  Amendment No. 1 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.5+             Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-
                  Qualified Stock Options (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, registration
                  no. 33-92894)

CORPDAL:53434.1  26287-00001
                                       16




10.6              Promissory Note to H. David Friedman, in original principal amount of
                  $50,000, dated as of July 5, 1994 (Incorporated by reference to Exhibit
                  10.6 to the Company's Registration Statement on Form S-1, registration
                  no. 33-92894)

10.7              Promissory Note to G. Ray Miller, in original principal amount of $7,500, dated as of September 1, 1994 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, registration no. 33-
                  92894)

10.8              Promissory Note to Lawrence E. Steinberg, in original principal amount of
                  $75,000, dated as of January 27, 1995 (Incorporated by reference to
                  Exhibit 10.8 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.9              Promissory Note to Pegasus Settlement Trust, in original principal amount of $200,000, dated as of April 21, 1995 (Incorporated by reference to
                  Exhibit 10.9 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.10             Promissory Note to Pegasus Settlement, in original principal amount of
                  $75,000, dated as of May 18, 1995 (Incorporated by reference to Exhibit
                  10.10 to the Company's Registration Statement on Form S-1, registration
                  no. 33-92894)

10.11             Promissory Note to Lawrence E. Steinberg Charitable Remainder Trust, in
                  the original principal amount of $35,000, dated as of May 26, 1995
                  (Incorporated by reference to Exhibit 10.11 to the Company's Registration
                  Statement on Form S-1, registration no. 33-92894)

10.12             Promissory Note to Adam J. Steinberg Trust A, in the original principal amount of $10,000, dated as of May 26, 1995 (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.13             Promissory Note to Ilana S. Steinberg Trust A, in the original principal amount of $10,000, dated as of May 26, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.14             Promissory Note to Lawrence E. Steinberg, in the original principal amount of $20,000, dated as of May 26, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)


CORPDAL:53434.1  26287-00001
                                       17




10.15             Warrant to purchase 406,200 shares of Common Stock issued to Pegasus
                  Settlement Trust (Incorporated by reference to Exhibit 10.15 to the
                  Company's Registration Statement on Form S-1, registration no. 33-92894)

10.16             Warrant to purchase 30,000 shares (as adjusted for three-for-one stock split) of Common Stock issued to G. Ray Miller (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.17             Warrant to purchase 199,950 shares (as adjusted for three-for-one stock split) of Common Stock issued to H. David Friedman (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on
                  Form S-1, registration no. 33-92894)

10.18             Warrant to purchase 67,950 shares (as adjusted for three-for-one stock split) of Common Stock issued to Mary Merritt (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.19             Purchase Agreement dated June 1, 1995, between Preferred/telecom and
                  Star Resources, Inc. (Incorporated by reference to Exhibit 10.19 to the
                  Company's Registration Statement on Form S-1, registration no. 33-92894)

10.20             Warrant to purchase 300,000 shares (as adjusted for three-for-one stock split) of Common Stock issued to Lawrence E. Steinberg (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on
                  Form S-1, registration no. 33-92894)

10.21             Warrant to purchase 300,000 Shares of Common Stock issued to Pegasus
                  Settlement Trust (Incorporated by reference to Exhibit 10.21 to the
                  Company's Registration Statement on Form S-1, registration no. 33-92894)

10.22             Warrant to purchase 140,000 Shares of Common Stock issued to Lawrence
                  E. Steinberg Charitable Remainder Trust (Incorporated by reference to
                  Exhibit 10.22 to the Company's Registration Statement on Form S-1,
                  registration no. 33-92894)

10.23             Warrant to purchase 40,000 Shares of Common Stock issued to Adam J.
                  Steinberg Trust A (Incorporated by reference to Exhibit 10.23 to the
                  Company's Registration Statement on Form S-1, registration no. 33-92894)

10.24             Warrant to purchase 40,000 Shares of Common Stock issued to Ilana S.
                  Steinberg Trust A (Incorporated by reference to Exhibit 10.24 to the
                  Company's Registration Statement on Form S-1, registration no. 33-92894)


CORPDAL:53434.1  26287-00001
                                       18




10.25             Warrant to purchase 80,000 Shares of Common Stock issued to Lawrence
                  E. Steinberg (Incorporated by reference to Exhibit 10.25 to the Company's
                  Registration Statement on Form S-1, registration no. 33-92894)

10.26+                     Stock Purchase Agreement with Repurchase Option dated March 1,
                           1995 between Preferred/telecom, Inc. and Jerry L. Gimnich
                           (Incorporated by reference to Exhibit 10.26 to the Company's
                           Registration Statement on Form S-1, registration no. 33-92894)

10.27+                     Stock Purchase Agreement with Repurchase Option dated March 1,
                           1995 between Preferred/telecom, Inc. and Jacques L. Hoppus
                           (Incorporated by reference to Exhibit 10.27 to the Company's
                           Registration Statement on Form S-1, registration no. 33-92894)

10.28             Promissory Note to Pegasus Settlement Trust in the original principal amount of $75,000, dated as of June 12, 1995 (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration
                  Statement on Form S-1, registration no. 33-92894)

10.29             Promissory Note to Lawrence E. Steinberg in the original principal amount of $75,000, dated as of June 12, 1995 (Incorporated by reference to Exhibit
                  10.29 to Amendment No. 1 to the Company's Registration Statement on
                  Form S-1, registration no. 33-92894)

10.30             Promissory Note to Pegasus Settlement Trust in the original principal amount of $100,000, dated as of July 21, 1995 (Incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company's Registration
                  Statement on Form S-1, registration no. 33-92894)

10.31             Warrant to Purchase 300,000 shares of Common Stock issued to Pegasus
                  Settlement Trust (Incorporated by reference to Exhibit 10.31 to Amendment
                  No. 1 to the Company's Registration Statement on Form S-1, registration
                  no. 33-92894)

10.32             Warrant to Purchase 300,000 shares of Common Stock issued to Lawrence
                  E. Steinberg (Incorporated by reference to Exhibit 10.32 to Amendment
                  No. 1 to the Company's Registration Statement on Form S-1, registration
                  no. 33-92894)

10.33             Warrant to Purchase 300,000 shares of Common Stock issued to Pegasus
                  Settlement Trust (Incorporated by reference to Exhibit 10.33 to Amendment
                  No. 1 to the Company's Registration Statement on Form S-1, registration
                  no. 33-92894)


CORPDAL:53434.1  26287-00001
                                       19




10.34 Promissory Note to Pegasus Settlement Trust in the original principal amount of $100,000, dated as of September 26, 1995
                  (Incorporated  by reference  to Exhibit 10.3 to the  Company's
                  Quarterly  Report  on  Form  10- QSB  for  the  quarter  ended
                  September 30, 1995)

10.35             Warrant to Purchase  300,000  shares of Common Stock issued to
                  Pegasus Settlement Trust (Incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995)

10.36+                     Stock Purchase Agreement with Repurchase Option dated
                           September 1, 1995 between Preferred/telecom, Inc. and Tom S.
                           Hunse (Incorporated by reference to Exhibit 10.5 to the Company's
                           Quarterly Report on Form 10-QSB for the quarter ended September
                           30, 1995)

10.37+                     Stock Purchase Agreement with Repurchase Option dated
                           September 5, 1995 between Preferred/telecom, Inc. and Jane D.
                           Hufstedler (Incorporated by reference to Exhibit 10.6 to the
                           Company's Quarterly Report on Form 10-QSB for the quarter
                           ended September 30, 1995)

10.38*                     Promissory Note to Pegasus Settlement Trust in the original principal amount of $50,000, dated as of March 14, 1996

10.39*                     Promissory Note to Pegasus Settlement Trust in the original principal amount of $50,000, dated as of March 28, 1996

10.40*                     Promissory Note to Pegasus Settlement Trust in the original principal amount of $50,000, dated as of April 16, 1996

10.41*                     Promissory Note to Lawrence E. Steinberg in the original principal amount of $100,000, dated as of April 29, 1996

10.42                      Specimen Eight and One-Half Percent Convertible Subordinate
                           Debenture of Preferred/telecom, Inc. (Incorporated by reference to
                           Exhibit 4.2 to the Company's Registration Statement on Form S-1,
                           registration no. 33-92894)

10.43*                     Media Purchase Agreement, dated as of June 3, 1996 by and among
                           Preferred Telecom, Inc., Source Corp., ADEX Corp., and GRO
                           Enterprises.

10.44*                     Specimen of 2-year, 7% 10,000 Note being issued in bridge
                           financing.

CORPDAL:53434.1  26287-00001
                                       20




10.45*                     Specimen of Warrants to Purchase 5,000 shares of Common Stock being issued in bridge financing

10.46*                     Sublease Agreement, dated January 11, 1996, between Felts,
                           Muller & Fuos and Preferred/telecom, Inc.

10.47*                     Agreement of Subtenant, dated January 16, 1996, by and between
                           Unum Life Insurance Company of America, and Preferred
                           Telecom, Inc.

10.48*                     Promissory Note to Brite Voice Systems, Inc. in the original principal amount of $216,500, dated as of July 31, 1996.

10.49* Warrant Certificate to purchase 60,000 shares of Common Stock issued to Brite Voice Systems, Inc.


*Filed herewith
#Confidential Treatment has been requested for a portion of this Exhibit +Stock Option Plan or compensatory arrangement

(b)      Form 8-K

The Company did not file any reports on Form 8-K during the Fiscal Year ended March 31, 1996.











CORPDAL:53434.1  26287-00001
                                       21

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                                     Preferred/telecom, Inc.
                                  (Registrant)


Date:  August 2, 1996                 By:          /s/ G. Ray Miller
                                        ---------------------------

                                   G. Ray Miller, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                OFFICE                                DATE



     /s/ G. Ray Miller          Chief Executive Officer           August 2, 1996
G. Ray Miller                   and  a Director  (Principal
                                Executive Officer)

     /s/ H. David Friedman      Vice Chairman of  the             August 2, 1996
H. David Friedman               Board and a Director

    /s/ Mary G. Merritt         Vice-President-Finance,           August 2, 1996
Mary G. Merritt                 Secretary, Treasurer and a
                                Director (Principal Financial
                                Officer and Principal Accounting
                                Officer)

CORPDAL:53434.1  26287-00001
                                       22

                                INDEX TO EXHIBITS


    Exhibit
    Number                                    Description of Exhibit
    ------                                    ----------------------
3.1             Certificate of Incorporation of Preferred/telecom, Inc. filed on
                August  3,  1992  with  the   Secretary  of  State  of  Delaware
                (Incorporated  by  reference  to  Exhibit  3.1 to the  Company's
                Registration Statement on Form S-1, registration no. 33-92894)
3.2             Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 to the
                Company's Registration Statement on Form S-1, registration no. 33-
                92894)
3.3             Certificate of Amendment, filed on March 21, 1995 with the
                Secretary of State of Delaware (Incorporated by reference to Exhibit
                3.3 to the Company's Registration Statement on Form S-1,
                registration no. 33-92894)
3.4             Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.5 to
                Amendment No. 1 to the Company's Registration Statement on
                Form S-1, registration no. 33-92894
3.5             Bylaws of Preferred/telecom, Inc. (Incorporated by reference to
                Exhibit 3.4 to the Company's Registration Statement on Form S-1,
                registration no. 33-92894)
4.1             Specimen Certificate evidencing Common Stock of
                Preferred/telecom, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, registration no.
                33-92894)
10.1#           MCI Carrier Services Agreement between MCI Telecommunications
                Corporation and Preferred/telecom, Inc.(Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
                S-1, registration no. 33-92894)
10.2#           SecureCard Agreement between Brite Voice Systems, Inc. and
                Preferred/telecom, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, registration
                no. 33-92894)
10.3#           Preferred Collect Agreement between Brite Voice Systems, Inc. and
                Preferred Telecom, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, registration
                no. 33-92894)


CORPDAL:53434.1  26287-00001
                                       23





10.4#           Enhanced Technology Use Agreement between Voice Control
                System, Inc. and Preferred/telecom, Inc. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration
                Statement on Form S-1, registration no. 33-92894)
10.5+           Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-
                Qualified Stock Options (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, registration
                no. 33-92894)
10.6            Promissory Note to H. David Friedman, in original principal amount of $50,000, dated as of July 5, 1994 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement
                on Form S-1, registration no. 33-92894)
10.7            Promissory Note to G. Ray Miller, in original principal amount of
                $7,500, dated as of September 1, 1994 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form
                S-1, registration no. 33-92894)
10.8            Promissory Note to Lawrence E. Steinberg, in original principal amount of $75,000, dated as of January 27, 1995 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement
                on Form S-1, registration no. 33-92894)
10.9            Promissory Note to Pegasus Settlement Trust, in original principal amount of $200,000, dated as of April 21, 1995 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement
                on Form S-1, registration no. 33-92894)
10.10           Promissory Note to Pegasus Settlement, in original principal amount of $75,000, dated as of May 18, 1995 (Incorporated by reference to
                Exhibit 10.10 to the Company's Registration Statement on Form S-
                1, registration no. 33-92894)
10.11           Promissory Note to Lawrence E. Steinberg Charitable Remainder
                Trust, in the original principal amount of $35,000, dated as of May
                26, 1995 (Incorporated by reference to Exhibit 10.11 to the
                Company's Registration Statement on Form S-1, registration no. 33-
                92894)
10.12           Promissory Note to Adam J. Steinberg Trust A, in the original principal amount of $10,000, dated as of May 26, 1995
                (Incorporated by reference to Exhibit 10.12 to the Company's
                Registration Statement on Form S-1, registration no. 33-92894)


CORPDAL:53434.1  26287-00001
                                       24





10.13           Promissory Note to Ilana S. Steinberg Trust A, in the original principal amount of $10,000, dated as of May 26, 1995
                (Incorporated by reference to Exhibit 10.13 to the Company's
                Registration Statement on Form S-1, registration no. 33-92894)
10.14           Promissory Note to Lawrence E. Steinberg, in the original principal amount of $20,000, dated as of May 26, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement
                on Form S-1, registration no. 33-92894)
10.15           Warrant to purchase 406,200 shares of Common Stock issued to
                Pegasus Settlement Trust (Incorporated by reference to Exhibit
                10.15 to the Company's Registration Statement on Form S-1,
                registration no. 33-92894)
10.16           Warrant to purchase 30,000 shares (as adjusted for three-for-one stock split) of Common Stock issued to G. Ray Miller (Incorporated by reference to Exhibit 10.16 to the Company's Registration
                Statement on Form S-1, registration no. 33-92894)
10.17           Warrant to purchase 199,950 shares (as adjusted for three-for-one stock split) of Common Stock issued to H. David Friedman
                (Incorporated by reference to Exhibit 10.17 to the Company's
                Registration Statement on Form S-1, registration no. 33-92894)
10.18           Warrant to purchase 67,950 shares (as adjusted for three-for-one stock split) of Common Stock issued to Mary Merritt (Incorporated by reference to Exhibit 10.18 to the Company's Registration
                Statement on Form S-1, registration no. 33-92894)
10.19           Purchase Agreement dated June 1, 1995, between Preferred/telecom and Star Resources, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, registration
                no. 33-92894)
10.20           Warrant to purchase 300,000 shares (as adjusted for three-for-one stock split) of Common Stock issued to Lawrence E. Steinberg
                (Incorporated by reference to Exhibit 10.20 to the Company's
                Registration Statement on Form S-1, registration no. 33-92894)
10.21           Warrant to purchase 300,000 Shares of Common Stock issued to
                Pegasus Settlement Trust (Incorporated by reference to Exhibit
                10.21 to the Company's Registration Statement on Form S-1,
                registration no. 33-92894)


CORPDAL:53434.1  26287-00001
                                       25





10.22           Warrant to purchase 140,000 Shares of Common Stock issued to
                Lawrence E. Steinberg Charitable Remainder Trust (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, registration no. 33-92894)
10.23           Warrant to purchase 40,000 Shares of Common Stock issued to
                Adam J. Steinberg Trust A (Incorporated by reference to Exhibit
                10.23 to the Company's Registration Statement on Form S-1, registration no. 33-92894)
10.24           Warrant to purchase 40,000 Shares of Common Stock issued to
                Ilana S. Steinberg Trust A (Incorporated by reference to Exhibit
                10.24 to the Company's Registration Statement on Form S-1, registration no. 33-92894)
10.25           Warrant to purchase 80,000 Shares of Common Stock issued to
                Lawrence E. Steinberg (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, registration no. 33-92894)
10.26+          Stock Purchase Agreement with Repurchase Option dated March 1,
                1995 between Preferred/telecom, Inc. and Jerry L. Gimnich
                (Incorporated by reference to Exhibit 10.26 to the Company's
                Registration Statement on Form S-1, registration no. 33-92894)
10.27+          Stock Purchase Agreement with Repurchase Option dated March 1,
                1995 between Preferred/telecom, Inc. and Jacques L. Hoppus
                (Incorporated by reference to Exhibit 10.27 to the Company's
                Registration Statement on Form S-1, registration no. 33-92894)
10.28 Promissory Note to Pegasus Settlement Trust in the original principal amount of $75,000, dated as of June 12, 1995
                (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form S-1, registration no.
                33-92894)
10.29 Promissory Note to Lawrence E. Steinberg in the original principal amount of $75,000, dated as of June 12, 1995 (Incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company's
                Registration Statement on Form S-1, registration no. 33-92894)
10.30 Promissory Note to Pegasus Settlement Trust in the original principal amount of $100,000, dated as of July 21, 1995
                (Incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company's Registration Statement on Form S-1, registration no.
                33-92894)



CORPDAL:53434.1  26287-00001
                                       26





10.31           Warrant to Purchase 300,000 shares of Common Stock issued to
                Pegasus Settlement Trust (Incorporated by reference to Exhibit
                10.31 to Amendment No. 1 to the Company's Registration
                Statement on Form S-1, registration no. 33-92894)
10.32           Warrant to Purchase 300,000 shares of Common Stock issued to
                Lawrence E. Steinberg (Incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company's Registration Statement on
                Form S-1, registration no. 33-92894)
10.33           Warrant to Purchase 300,000 shares of Common Stock issued to
                Pegasus Settlement Trust (Incorporated by reference to Exhibit
                10.33 to Amendment No. 1 to the Company's Registration
                Statement on Form S-1, registration no. 33-92894)
10.34 Promissory Note to Pegasus Settlement Trust in the original principal amount of $100,000, dated as of September 26, 1995
                (Incorporated by reference to Exhibit 10.3 to the Company's
                Quarterly Report on Form 10-QSB for the quarter ended September
                30, 1995)
10.35           Warrant to Purchase  300,000  shares of Common  Stock  issued to
                Pegasus  Settlement Trust  (Incorporated by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995)
10.36+          Stock Purchase Agreement with Repurchase Option dated September
                1, 1995 between Preferred/telecom, Inc. and Tom S. Hunse
                (Incorporated by reference to Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-QSB for the quarter ended September
                30, 1995)
10.37+          Stock Purchase Agreement with Repurchase Option dated September
                5, 1995 between Preferred/telecom, Inc. and Jane D. Hufstedler
                (Incorporated by reference to Exhibit 10.6 to the Company's
                Quarterly Report on Form 10-QSB for the quarter ended September
                30, 1995)
10.38* Promissory Note to Pegasus Settlement Trust in the original principal amount of $50,000, dated as of March 14, 1996
10.39* Promissory Note to Pegasus Settlement Trust in the original principal amount of $50,000, dated as of March 28, 1996
10.40* Promissory Note to Pegasus Settlement Trust in the original principal amount of $50,000, dated as of April 16, 1996


CORPDAL:53434.1  26287-00001
                                       27




10.41* Promissory Note to Lawrence E. Steinberg in the original principal amount of $100,000, dated as of April 29, 1996
10.42           Specimen Eight and One-Half Percent Convertible Subordinate
                Debenture of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, registration no. 33-92894)
10.43*          Media Purchase Agreement, dated as of June 3, 1996 by and among
                Preferred Telecom, Inc., Source Corp., ADEX Corp., and GRO
                Enterprises.
10.44* Specimen of 2-year, 7% 10,000 Note being issued in bridge financing.
10.45* Specimen of Warrants to Purchase 5,000 shares of Common Stock being issued in bridge financing
10.46*          Sublease Agreement, dated January 11, 1996, between Felts, Muller
                & Fuos and Preferred/telecom, Inc.
10.47*          Agreement of Subtenant, dated January 16, 1996, by and between
                Unum Life Insurance Company of America, and Preferred Telecom,
                Inc.
10.48* Promissory Note to Brite Voice Systems, Inc. in the original principal amount of $216,500, dated as of July 31, 1996.
10.49* Warrant Certificate to purchase 60,000 shares of Common Stock issued to Brite Voice Systems, Inc.

*Filed herewith
#Confidential Treatment has been requested for a portion of this Exhibit +Stock Option Plan or compensatory arrangement


CORPDAL:53434.1  26287-00001
                                       28

                             PREFERRED/TELECOM, INC.

                              FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995

                             PREFERRED/TELECOM, INC.

                              FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995



                                 C O N T E N T S                           Page






Independent Auditors' Report................................................  1


Financial Statements:

    Balance Sheets .........................................................  2

    Statements of Operations ...............................................  3

    Statement of Stockholders' Deficit......................................  4

    Statements of Cash Flows................................................  5

    Notes to Financial Statements..........................................6-11

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Preferred/telecom, Inc.

We have audited the accompanying balance sheets of Preferred/telecom, Inc. as of March 31, 1996 and 1995, and the related statements of operations, stockholders' deficit and cash flows for the year ended March 31, 1996 and the period from May 13, 1994 (date of inception) through March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred/telecom, Inc. as of March 31, 1996 and 1995, and the results of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            PHILIP VOGEL & CO. PC



                                            Certified Public Accountants

Dallas, Texas

April 23, 1996

                                        2

                             PREFERRED/TELECOM, INC.

                                 BALANCE SHEETS
                             MARCH 31, 1996 AND 1995



                                                                                               1996               1995
                                                                                          --------------     ---------------

                                                                             Assets

Current assets:
       Cash and cash equivalents                                                          $       42,574     $        43,353
       Accounts receivable, net of allowance
          for doubtful accounts of $2,474 in 1996                                                 57,475                   0
       Employee receivables                                                                       13,185                   0
       Prepaid expenses                                                                           30,917               1,191
                                                                                          --------------     ---------------

                                                                             Total current$assets144,151     $        44,544
                                                                                          --------------     ---------------

Property and equipment:
       Computer equipment                                                                 $       99,979     $         7,875
       Furniture and fixtures                                                                     24,550              18,225
       Office equipment                                                                            6,082                   0
       Leasehold improvements                                                                      6,248                   0
       Call validation system                                                                    112,520                   0
                                                                                          --------------     ---------------

                                                                                          $      249,379     $        26,100
       Less accumulated depreciation                                                              23,419               2,396
                                                                                          --------------     ---------------

                                                                             Net property $nd equ225,960     $        23,704
                                                                                          --------------     ---------------

Other assets:
       Deposits                                                                           $       14,852     $         2,845
       Deferred contract costs                                                                   121,576              25,000
       Deferred debt issue costs - net                                                             4,333              15,454
       Deferred stock issuance costs                                                                   0              20,000
       Certificate of deposit                                                                     50,445                   0
       Patents and trademarks - net                                                               16,208                   0
                                                                                          --------------     ---------------

                                                                             Total other a$sets  207,414     $        63,299
                                                                                          --------------     ---------------

                                                                                          $      577,525     $       131,547




The accompanying notes are an integral part of these statements.











                                                                                               1996               1995
                                                                                          --------------     ---------------

                                                                             Liabilities and stockholders' deficit

Current liabilities:
       Accounts payable                                                                   $      526,162     $             0
       Accrued payroll and payroll taxes                                                         162,411             102,745
       Accrued interest payable                                                                   20,866              10,313
       Accrued professional fees                                                                       0              47,766
       Accrued operating expenses                                                                 29,538              42,080
       Accrued vacation                                                                           27,029                   0
       Current maturities of long-term debt                                                      110,000                   0
       Notes payable                                                                                   0             100,000
       Notes payable - related parties                                                           932,500             132,500
                                                                                          --------------     ---------------

                                                                             Total current$liab1,808,506     $       435,404
                                                                                          --------------     ---------------

Long-term debt                                                                            $            0     $       122,500
                                                                                          --------------     ---------------

Commitments and contingencies (Note H)

Stockholders' deficit:
       Common stock, $0.001 par value;
          20,000,000 shares authorized; shares
         issued 8,949,942 and 6,480,000,
          respectively                                                                    $        8,950     $         6,480
       Additional paid-in capital                                                              1,916,632                 770
       Accumulated deficit                                                                    (3,156,428)           (432,507)
       Stock subscriptions receivable                                                                  0              (1,100)
                                                                                          --------------     ---------------

                                                                                          $   (1,230,846)    $      (426,357)
       Treasury stock - 45,000 shares at cost                                                        135                   0
                                                                                          --------------     ---------------

                                                                             Total stockho$der(1,230,981)    $      (426,357)
                                                                                          --------------     ---------------

                                                                                          $      577,525     $       131,547




The accompanying notes are an integral part of these statements.



                                                                                                                             4

                                                    PREFERRED/TELECOM, INC.

                                                   STATEMENTS OF OPERATIONS
                                             FOR THE YEAR ENDED MARCH 31, 1996 AND
                                     FOR THE PERIOD FROM MAY 13, 1994 (DATE OF INCEPTION)
                                                    THROUGH MARCH 31, 1995


                                                                                                              From May 13,
                                                                                                               1994 (date
                                                                                                             of inception)
                                                                                                                through
                                                                                          March 31,            March 31,
                                                                                            1996                  1995
                                                                                       ---------------      ----------------

Sales                                                                                  $       159,004      $              0

Cost of sales                                                                                  344,310                     0
                                                                                       ---------------      ----------------

                                                                             Gross prof$t (los(185,306)     $              0
                                                                                       ---------------      ----------------

Costs and expenses:
       Sales and marketing expenses                                                    $     1,091,453      $         14,800
       General and administrative expenses                                                   1,360,693               407,394
       Interest expense                                                                         86,469                10,313
                                                                                       ---------------      ----------------

                                                                             Total cost$ and 2,538,615      $        432,507
                                                                                       ---------------      ----------------

Loss before income taxes                                                               $    (2,723,921)     $       (432,507)

Provision for income taxes                                                                           0                     0
                                                                                       ---------------      ----------------

Net loss                                                                               $    (2,723,921)     $       (432,507)




Net loss per share                                                                     $        (0.35)      $         (0.08)



The accompanying notes are an integral part of these statements.


                                                                                                                             5

                                                    PREFERRED/TELECOM, INC.

                                              STATEMENT OF STOCKHOLDERS' DEFICIT
                                     FOR THE PERIOD FROM MAY 13, 1994 (DATE OF INCEPTION)
                                                    THROUGH MARCH 31, 1996





                                                                                 Shares of common stock
                                                            -----------------------------------------------------------------
                                                             Authorized         Issued         Outstanding       In treasury
                                                            -------------   --------------    --------------    -------------

Balance May 13, 1994                                           10,000,000                0                 0                0

       Issuance of common stock - May 13, 1994                          0        1,000,000         1,000,000                0
       Issuance of common stock - July 1, 1994                          0          250,000           250,000                0
       Issuance of common stock - July 11, 1994                         0          700,000           700,000                0
       Issuance of common stock - July 26, 1994                         0           50,000            50,000                0
       Issuance of common stock - August 1, 1994                        0           50,000            50,000                0
       Common stock subscribed - March 1, 1995                          0          110,000           110,000                0

       Increase in authorized shares - March 15, 1995           5,000,000                0                 0                0

       Three-for-one stock split - March 15, 1995                       0        4,320,000         4,320,000                0

       Net loss for the period                                          0                0                 0                0
                                                            -------------   --------------    --------------    -------------

Balance - March 31, 1995                                       15,000,000        6,480,000         6,480,000                0

       Common stock subscriptions received - May 31, 1995               0                0                 0                0
       Issuance of common stock - June 1, 1995                          0          600,000           600,000                0

       Increase in authorized shares - July 25, 1995            5,000,000                0                 0                0

       Common stock subscribed - September 1, 1995                      0          240,000           240,000                0
       Common stock subscribed - September 5, 1995                      0           50,000            50,000                0

       Exercise of stock warrants - October 13, 1995                    0          200,000           200,000                0
       Common stock subscriptions received - October 18,                0                0                 0                0
       1995
       Issuance of common stock - October 26, 1995
          (net of issuance costs of $42,610)                            0        1,000,000         1,000,000                0
       Exercise of stock warrants - November 1, 1995                    0           15,300            15,300                0
       Conversion of 8.5% debentures - November 3, 1995                 0            8,333             8,333                0
       Conversion of 8% debentures - November 21, 1995                  0           27,624            27,624                0
       Conversion of 8% debentures - November 23, 1995                  0          178,685           178,685                0
       Exercise of stock options - December 5, 1995                     0          150,000           150,000                0
       Purchase of treasury stock                                       0                0           (45,000)          45,000
       Net loss for the period                                          0                0                 0                0
                                                            -------------   --------------    --------------    -------------

Balance - March 31, 1996                                       20,000,000        8,949,942         8,904,942           45,000



The accompanying notes are an integral part of these statements.





                                                 Amounts
- ----------------------------------------------------------------------------------------------------------
   Common                         Additional                              Stock                Total
 stock $0.01      Treasury          paid-in        Accumulated        subscriptions        stockholders'
  par value         stock           capital          deficit           receivable             deficit
- -------------    -----------     -------------    --------------     ---------------      ----------------

$           0    $         0     $           0    $            0     $             0      $              0

        1,000              0                 0                 0                   0                 1,000
          250              0                 0                 0                   0                   250
          700              0                 0                 0                   0                   700
           50              0                 0                 0                   0                    50
           50              0                 0                 0                   0                    50
          110              0               990                 0              (1,100)                    0

            0              0                 0                 0                   0                     0

        4,320              0              (220)                0                   0                 4,100

            0              0                 0          (432,507)                  0              (432,507)
- -------------    -----------     -------------    --------------     ---------------      ----------------

$       6,480    $         0     $         770    $     (432,507)    $        (1,100)     $       (426,357)

            0              0                 0                 0               1,100                 1,100
          600              0            23,400                 0                   0                24,000

            0              0                 0                 0                   0                     0

          240              0             9,360                 0              (9,600)                    0
           50              0             1,950                 0              (2,000)                    0

          200              0             7,800                 0                   0                 8,000
            0              0                 0                 0              11,600                11,600

        1,000              0         1,456,390                 0                   0             1,457,390
           15              0             2,524                 0                   0                 2,539
            8              0            12,492                 0                   0                12,500
           28              0            49,972                 0                   0                50,000
          179              0           327,124                 0                   0               327,303
          150              0            24,850                 0                   0                25,000
            0           (135)                0                 0                   0                  (135)
            0              0                 0        (2,723,921)                  0            (2,723,921)
- -------------    -----------     -------------    --------------     ---------------      ----------------

$       8,950    $      (135)    $   1,916,632    $   (3,156,428)    $             0      $     (1,230,981)



The accompanying notes are an integral part of these statements.



                                                                                                                             7

                                                    PREFERRED/TELECOM, INC.

                                                   STATEMENTS OF CASH FLOWS
                                            FOR THE YEAR ENDED MARCH 31, 1996 AND
                                     FOR THE PERIOD FROM MAY 13, 1994 (DATE OF INCEPTION)
                                                    THROUGH MARCH 31, 1995


                                                                                                              From May 13,
                                                                                                               1994 (date
                                                                                                             of inception)
                                                                                                                through
                                                                                            March 31,          March 31,
                                                                                               1996               1995
                                                                                          --------------    ----------------


Cash flows from operating activities:
       Cash received from customers                                                       $      101,529    $              0
       Cash paid to suppliers and employees                                                   (2,359,786)           (276,446)
       Interest received                                                                               0                 203
       Interest paid                                                                             (75,916)                  0
                                                                                          --------------    ----------------

                                                                             Net cash used$by (2,334,173)cti$ities  (276,243)
                                                                                          --------------    ----------------

Cash flows from investing activities:
       Capital expenditures                                                               $     (246,459)   $        (26,100)
       Purchase of certificate of deposit                                                        (50,000)                  0
       Proceeds from sale of fixed assets                                                          3,056                   0
                                                                                          --------------    ----------------

                                                                             Net cash used$by in(293,403)cti$ities   (26,100)
                                                                                          --------------    ----------------

Cash flows from financing activities:
       Proceeds from sale of stock                                                        $    1,938,332    $          6,150
       Proceeds from notes payable                                                               687,500             355,000
       Increase in loan costs                                                                          0             (15,454)
       Purchase of treasury stock                                                                   (135)                  0
       Decrease in stock subscriptions receivable                                                  1,100                   0
                                                                                          --------------    ----------------

                                                                             Net cash prov$ded 2,626,797ing $ctivitie345,696
                                                                                          --------------    ----------------

Net increase (decrease) in cash and cash equivalents                                      $         (779)   $         43,353

Cash and cash equivalents:
       Beginning of period                                                                        43,353                   0
                                                                                          --------------    ----------------

       End of period                                                                      $       42,574    $         43,353



The accompanying notes are an integral part of these statements.

                                                                                                         8
                                                                                                              From May 13,
                                                                                                               1994 (date
                                                                                                             of inception)
                                                                                                                through
                                                                                            March 31,          March 31,
                                                                                               1996               1995
                                                                                          --------------    ----------------


Reconciliation of net loss to net cash used by operating activities:


Net loss                                                                                  $   (2,723,921)   $       (432,507)
                                                                                          --------------    ----------------


Adjustments to reconcile net loss to net cash
                                                                             used by operating activities:


       Depreciation                                                                       $       25,017    $          2,396
       Amortization                                                                               29,604                   0
       Gain on sale of fixed assets                                                                 (636)                  0


       Changes in assets and liabilities:
          Increase in accounts receivable                                                        (57,475)                  0
          Increase in employee receivables                                                       (13,185)                  0
          Increase in certificate of deposit                                                        (445)                  0
          Increase in deposits                                                                   (12,007)             (2,845)
          Increase in prepaid expenses                                                           (29,726)            (21,191)
          Increase in deferred contract costs                                                   (114,500)            (25,000)
          Increase in accounts payable                                                           526,162                   0
          Increase in accrued expenses                                                            36,939             202,904
                                                                                          --------------    ----------------

                                                                                          $      389,748    $        156,264
                                                                                          --------------    ----------------

Net cash used by operating activities                                                     $   (2,334,173)   $       (276,243)



The accompanying notes are an integral part of these statements.

                             PREFERRED/TELECOM, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note A - General organization:

   Preferred/telecom, Inc. (the "Company") is a Delaware corporation incorporated in 1992. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995. The Company provides long distance telecommunications services throughout the United States and maintains its principal offices in Dallas, Texas. The Company has not presented financial statements for the period from incorporation in 1992 through May 13, 1994, as the Company did not begin its planning and organizational activities until May 13, 1994. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior year amounts have been reclassified for comparison purposes.


Note B - Summary of significant accounting policies:

   Cash and cash equivalents

      For purposes of reporting cash flows, cash and cash equivalents include amounts due from banks.

   Accounts receivable

       In the normal course of business, the Company extends unsecured credit to its customers with payment terms generally 30 days. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete nonperformance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of nonperformance.

   Depreciation

      The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and the double declining method for income tax purposes.

      Maintenance   and  repairs  are  charged  to  operations   when  incurred.
Betterments and renewals are capitalized.

      The useful lives of property and equipment for purposes of computing depreciation are as follows:

                         Computer equipment                             5 years
                         Furniture and fixtures                         5 years
                         Office equipment                               5 years
                         Leasehold improvements                         6 years

   Income taxes

      Income taxes are accounted for using the liability method under the provisions of SFAS 109 "Accounting for Income Taxes".

   Loss per share

      Loss per share is based on the weighted average number of shares outstanding of 7,769,708 and 5,538,483 for the periods ended March 31, 1996 and 1995, respectively.

                                                    PREFERRED/TELECOM, INC.

                                                 NOTES TO FINANCIAL STATEMENTS



Note B - Summary of significant accounting policies (continued):

   Amortization

      Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $10,303 and $-0- for the periods ended March 31, 1996 and 1995, respectively.

      The  cost  of  patents  and   trademarks   are  being   amortized  on  the
   straight-line method over a period of 15 years. Amortization expense charged to operations in 1996 and 1995 was $559 and $-0-, respectively.


Note C - Notes payable:

   Short-term notes payable consist of the following at March 31, 1996 and 1995:


                                                                     1996             1995

                                                                 ------------     ------------

Outside interests                                                $          0     $    100,000
Related parties                                                       932,500          132,500
                                                                 ------------     ------------

                                                                 $    932,500     $    232,500

   Notes payable to outside interests at March 31, 1995, include $100,000 in unsecured promissory notes bearing interest at 12% per annum. On December 5, 1995, the promissory notes were paid in full.

   Notes payable to related parties include:

                                                                      1996             1995
                                                                  ------------      -----------
Note payable to a director and officer, dated September 1, 1994, due on June 12,
1996 and unsecured,  interest is payable  semi-annually  at the rate of prime +2
(8.25% and 9% at
March 31, 1996 and 1995, respectively).                           $      7,500      $     7,500

Note payable to a director and officer, dated June 5, 1994, due on June 12, 1996 and unsecured, interest is payable semi-annually at the rate of prime + 2 (8.25%
and 9%
at March 31, 1996 and 1995, respectively).                              50,000           50,000

Notes payable to a Pegasus  Settlement Trust (PST) a stockholder of the Company.
The beneficiary and a trustee of PST are officers of the Company.  The notes are unsecured  and bear  interest at rates  ranging from prime rate (8.25% and 9% at
March 31, 1996 and 1995,  respectively)  with the principal and accrued interest payable at maturity on
various dates through July 21, 1996.                                   650,000                0

Notes payable to a director nominee of the Company and several affiliated trusts of which the director  nominee is the trustee.  The notes are unsecured and bear interest at rates of 9% per annum and prime  (8.25% and 9% at March 31, 1996 and
1995, respectively) with principal and accrued
interest payable at various dates through May 26, 1996.                225,000           75,000
                                                                  ------------      -----------

     Total related party notes payable                            $    932,500      $   132,500


                             PREFERRED/TELECOM, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note C - Notes payable (continued):

   Accrued interest payable on related party notes has been paid through December 31, 1995.

   Interest expense charged to operations related to the related party notes payable was $76,943 and $4,188 for the periods ended March 31, 1996 and 1995, respectively.


Note D - Long-term debt:

   At March  31,  1996 and  1995,  the  Company's  long-term  debt  consists  of subordinated convertible debentures. The 8.5% debentures, which are due September 27, 1996, are subordinated in the right of payment to the Company's existing and future senior indebtedness. These debentures are convertible into shares of common stock of the Company at a conversion price of $1.50 per share, subject to adjustment under certain circumstances and are unsecured. Interest is payable on December 27, 1995, and at maturity. On November 3, 1995, $12,500 of 8.5% convertible debentures were converted into 8,333 shares of common stock.


Note E - Common stock:

   Stock purchase warrants

      At March 31, 1996, the Company had outstanding warrants to purchase 2,759,100 shares of the Company's common stock at prices which ranged from $0.04 per share to $1.00 per share. The warrants are exercisable at any time and expire on dates ranging from January 27, 1998 to October 6, 1998. At March 31, 1996, 2,759,100 shares of common stock were reserved for that purpose.

   Change in authorized shares

      On March 15, 1995, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

      On July 25, 1995, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 15,000,000 to 20,000,000.

   Common stock reserved

      At March 31, 1996, shares of common stock were reserved for the following purposes:


Exercise of stock warrants                                        2,759,100
Conversion of convertible debentures                                 73,334
Exercise and future grants of stock
   options and stock appreciation rights                            450,000
                                                              -------------

                                                                  3,282,434


Note F - Income taxes:

   The Company uses the liability method of accounting for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. Under the liability method, a provision for income taxes is recorded based on taxes currently payable on income as reported for federal income tax purposes, plus an amount which represents the change in deferred income taxes for the year.

                             PREFERRED/TELECOM, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note F - Income taxes (continued):

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax reporting basis of the Company's assets and liabilities. The major areas in which temporary differences give rise to deferred taxes are accrued liabilities, start-up expenditures, and net operating loss carryforwards. Deferred income taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which they relate. Deferred income taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

   The provision for income taxes consists of:


                                                         Period ended         Period ended
                                                        March 31, 1996       March 31, 1995
                                                       -----------------    -----------------

Current income taxes                                   $               0    $               0

Change in deferred income taxes due
   to temporary differences                                            0                    0
                                                       -----------------    -----------------

                                                       $               0    $               0

   Deferred tax (liabilities) assets consist of the following:


                                                         Period ended         Period ended
                                                        March 31, 1996       March 31, 1995
                                                       -----------------    -----------------

Accumulated depreciation                               $          (5,000)   $               0
                                                       -----------------    -----------------

Gross deferred tax liabilities                         $          (5,000)   $               0
                                                       -----------------    -----------------

Accrued liabilities                                    $          (9,000)   $           1,500
Start-up expenditures                                             39,000              143,000
Net operating loss carryforward                                1,017,000                1,500
                                                       -----------------    -----------------

Gross deferred tax assets                              $       1,047,000    $         146,000
Valuation allowance                                           (1,042,000)            (146,000)
                                                       -----------------    -----------------

Net deferred tax assets                                $           5,000    $               0
                                                       -----------------    -----------------

                                                       $               0    $               0


   The  Company  has  available  at  March  31,  1996,  a  net  operating   loss
carryforward  of  approximately  $2,992,000  which can be used to offset  future taxable income through the year 2009.


                                                    PREFERRED/TELECOM, INC.

                                                 NOTES TO FINANCIAL STATEMENTS


Note G - Stock option plan:

   On November 1, 1994, the Company adopted a stock award and incentive plan which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The plan reserves 450,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan.

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 1996, options to purchase 262,500 shares at an exercise prices of $0.0031/3 to $1.50 per share had been granted. No stock appreciation rights had been granted at March 31, 1996.


Note H - Commitments and contingencies:

   Lease commitment

      The company has entered into a non-cancelable operating lease for office facilities under a lease arrangement commencing on February 1, 1996 and expiring on August 31, 2002.

       Minimum future rentals to be paid on non-cancelable leases as of March 31, 1996 for each of the next five years and in the aggregate are:


 Year ending
  March 31,                                                       Amount
- --------------                                                 ------------

   1997                                                        $    127,836
   1998                                                             127,836
   1999                                                             131,708
   2000                                                             151,608
   2001                                                             151,608
   Thereafter                                                       214,013
                                                               ------------

                                                               $    904,609

      Total rent expense charged to operations was $49,661 and $22,882 for the periods ended March 31, 1996 and 1995, respectively.

   Carrier agreement

      The Company is obligated for minimum monthly service payments under the terms of a carrier services agreement with MCI Telecommunications Corporation
   (MCI) expiring in October 1998.

      The minimum annual commitments under the MCI agreement are as follows:


 Year ending
  March 31,                                                      Amount
- --------------                                               --------------

   1997                                                      $    9,725,000
   1998                                                          12,000,000
   1999                                                          12,000,000
   2000                                                           7,000,000
                                                             --------------

                                                             $   40,725,000


Note H - Commitments and contingencies (continued):

      The MCI agreement is for a period of 46 months. The Company has a liability equal to fifteen (15) percent of the remaining minimum payments in the event of termination prior to expiration by the Company or MCI under certain conditions. The remaining liability amounts to a maximum of $6,000,000. Initially, 60% of the Company's revenues will be paid to MCI, subject to subsequent adjustments for over and underpayments.

   Billing and collection agreement

      The Company was obligated for minimum annual payments under the terms of a billing and collection services agreement with Southwestern Bell Corporation (SW Bell) expiring in November, 1999. The SW Bell agreement was for a period of five years with minimum annual commitments of $80,000. This agreement was terminated on March 27, 1996.

   Letter of credit

       At March 31, 1996, the Company had a $50,000 outstanding letter of credit expiring February 1, 1998. The letter of credit is for the benefit of the lessor of office space facilities and may be drawn in the event of default. The letter of credit is secured by a certificate of deposit in the amount of $50,445.

   Other commitments

      On April 19, 1995, the Company entered into an equipment and services agreement with Brite Voice Systems, Inc. (BVS). Under the terms of the agreement, the Company paid BVS an initial fee of $89,500 and minimum monthly payments are due, starting at $20,000 per month, for a period of three years. The total minimum monthly payment commitments amount to $900,000 over the term of the agreement. In return, BVS will provide access to its technology used in providing voice-activated calling card services.


Note I - Going concern:

   The Company has incurred substantial operating losses to date. In June 1995, the Company issued 600,000 shares of its common stock to Star Resources, Inc.
(Star), a public company, for $24,000. The Company then filed a registration statement with the Securities and Exchange Commission to allow Star to distribute to its stockholders the 600,000 shares of common stock. Upon completion of the Star distribution, the Company became a separate public company. The Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock in over-the-counter securities markets.

   In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to meet the Company's financial requirements will provide the Company the opportunity to continue as a going concern.