Form 10QSB
period 1996-06-30
PREFERRED TELECOM INC
filed 1996-08-20
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

  { X } Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 for the Period Ended June 30, 1996.
                                       0r
  {   } Transition Report Pursuant to Section 13 or 15(d)of the Securities
        Exchange Act of 1934 for the Transition
        Period From   _____________to_____________

Commission File Number  33-92894

                             Preferred/telecom, Inc.

           Delaware                                      75-2440201
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

12655 N. Central Expwy, Suite 800
Dallas,  TX                                                 75243
- -------------------------------------               ---------------------
(Address of Principal Executive                           (Zip Code)
            Offices)

                                    (214)  458-9950
                  (Registrant's Telephone Number, including area code.)

                                    Not Applicable
(Former name, Former Address and Former Fiscal year, if changed since last report.)

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

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court.
                           Yes                       No

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value -  10,766,142  Shares as of July 31, 1996.

Transitional Small Business Format    Yes   X                 No

                                      INDEX

                             Preferred/telecom, Inc.
                                                                          PAGE



Part I.  Financial Information                                             F-1

Item 1.   Financial Statements

         Balance Sheets-June 30, 1996, June 30, 1995, and March 31, 1996.

         Statements of Operations-Three Months Ended June 30, 1996, and 1995 and for the Year Ended March 31, 1996.

         State of  Shareholder's  Deficit-Three  Months  Ended
         June 30, 1996 and 1995 and for the Year Ended March 31, 1996.

         Statements of Cash Flows-Three Months Ended June 30, 1996, and 1995 and for the Year Ended March 31, 1996.

         Notes to Financial Statements - June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          1

Part II. Other Information

Item 1.  Legal Proceedings                                                  3

Item 2.  Changes in Securities                                              3

Item 3.  Defaults upon Senior Securities                                    3

Item 4.  Submission of Matters to a Vote of Security Holders                3

Item 5.  Other Information                                                  3

Item 6.  Exhibits and Reports on Form 8-K                                   3

Signatures                                                                  5

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and related notes thereto appearing elsewhere in this filing.

Results of Operations

Preferred/telecom, Inc. (the Company) commenced business on May 13, 1994, and was in the development stage through August 1, 1995. During the period from its inception until March 31, 1995, the end of the fiscal year, the Company's activities consisted entirely of developing and implementing its business plan, including developing its product service offerings, formulating its marketing strategies and operations, negotiation of agreements necessary to its proposed operations and hiring personnel. The Company began its sales activities in April 1995 and had no revenues during the period of May 13, 1994 through March 31, 1995. The initial sales activity involved introducing the Company's proposed services to prospective customers to gauge consumer response with respect to pricing , features and viability of the services. The Company began enrolling SecureCard customers in August 1995.

The Company is still in the early stages of its marketing efforts and accordingly expenses continue to exceed revenues. In part, this is due to the costs of the basic infrastructure that the Company has put in place and is required regardless of the level of sales. In the three months ended June 30, 1995 there were sales of $ 1,184 for incidental services, and the direct costs associated with generating sales was $ 140,424.During the three months ended June 30, 1996, the Company booked revenues of $ 209,414. Of this 21% was attributed to the SecureCard offering. The remainder of the Company's revenue was derived from 1+ and 800 service. Direct cost of sales for the three month period ending June 30, 1996 was $290,125 or 138.5%. Of that amount, $ 60,000 related to contractural minimums, very little of which represented payment for actual services. As revenues increase, fees for services are expected to exceed the contractural minimum, thus reducing the ratio of cost of sales to sales.

During the fiscal year ended March 31, 1996, the Company booked $ 159,004 in revenue and $ 344,310 in direct expenses associated with the sale of SecureCard and other telecommunication services. Of these direct expenses, $ 140,000 related to paying contractual minimums. For the three months ended June 30, 1996, sales and marketing expenses were 126% of sales, and general and administrative expenses were 150% of sales. Each of these ratios are considerably less than the equivalent ratios for the fiscal year ended March 31, 1996, down from 722.1% and 697.2% respectively, and can be expected to improve as sales increase.


Liquidity and Capital Resources

The Company's cash and cash equivalents at June 30, 1996 were $ 65,161. During the period from inception , May 1994 through September 30, 1995, the Company's operations were funded primarily through loans of $ 1,255,000 of which an aggregate of $ 822,500 was borrowed from the Company's officers, directors and a greater than 5% beneficial owner. In March, 1995 the Company conducted a private offering of convertible debentures in which debentures due in September 1996 with an aggregate principal amount of $ 122,500 were sold. In October, 1995 $ 12,500 of those debentures were converted to stock. In July, 1996 an additional $ 15,000 of those debentures were converted to stock. In October, 1995 the Company conducted a Regulation S offering and sold 1,000,000 shares of Common stock at $ 1.50 per share, generating $ 1,500,000 in capital. In addition, in October and November, 1995, in accordance with Regulation D under the Securities Act of 1933 (the "Securities Act"), the Company conducted an offering of eight percent (8%) convertible debentures due March 31, 1997 with interest payable quarterly commencing December 31, 1995. Under the terms of the debenture offering the $ 375,000 generated was converted to stock in November, 1995. From this $ 1,875,000 generated, notes due to non-affiliates in the amount of $300,000. were repaid with associated interest. The remainder was available for working capital and payment of vendor payables.

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

On June 3, 1996, the terms of the offering were amended to increase the size of the offering from 80 units to a maximum of 150 units or proceeds to the Company of $1,500,000. Also in this amendment the Company altered the repayment terms to the promissory note by means of an addendum to the note stating that the Company contemplates raising capital in an underwritten public offering and after payment of expenses of the underwriting will apply proceeds of such offering to repayment of the notes issued by means in the private offering. The funds being sought in this offering are only intended to permit the Company to continue operations and meet its material operating obligations while it seeks additional funding sufficient for long term implementation of its business plan. As of August 15, 1996, the Company had raised $ 850,000 in the private placement. If at least $ 200,000 additional funds are not raised in this private offering by August 31, 1996, the Company will likely have to significantly curtail its operations and would be forced to make drastic cuts in its overhead, to down size its business operations, and to take other actions, including seeking additional financing or considering strategic alternatives. There is no assurance that such additional financing or strategic alternatives would be viable or available on terms acceptable to the Company. The Company currently has a letter of intent with an investment banking firm, to underwrite on a firm commitment basis, a proposed Four Million Dollar ($4,000,000) public offering of the Company's securities. The underwriting of the proposed public offering is subject to a number of conditions, including the raising of at least an additional $200,000 by means of the PPM. The public offering, if made will be made only by means of a prospectus pursuant to a registration statement filed with the SEC pursuant to the Securities Act. The timing of the proposed public offering is subject to a number of factors, certain of which are beyond the Company's control; however, the Company intends to complete the public offering by November 1, 1996.

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

The Company was obligated under its agreement with MCI Telecommunications Corporation (MCI) to pay at least $ 1,000,000 per month for transmission services beginning January, 1996. In June, 1996, the Company and MCI reached an agreement more reflective of the Company's operations. This agreement adjusts the monthly commitment to a $ 200,000 monthly minimum and grants concessions and relief from previously agreed to minimums. The agreement is retroactive to April 1, 1996 and ramps to the $ 200,000 minimum in September, 1996 and then continues for a period of twenty-four (24) months which expires on March 31, 1997. If the Company does not meet these minimums, then it must pay MCI the difference between actual usage and the minimum. The new agreement has been proposed to the Company by MCI for ratification. As there were verbal agreements, confirmed in correspondence, to the terms outlined above, the Company anticipates no material changes in the above outlined carrier services agreements when executed.

The Company expects to fund this obligation through customer revenues. Sixty percent of the customer revenue is paid through an escrow account to MCI. To the extent the Company's revenues are not sufficient to meet this obligation, the Company will be required to fund this obligation from other sources.

The Company's agreement with Brite Voice Systems, Inc. ("Brite") calls for minimum monthly usage fees of at least $ 20,000 per month through August 15, 1996, $ 25,000 per month through August 15, 1997, and $ 30,000 per month through August 15, 1998 in SecureCard charges. The Company's obligation to Brite is based upon the Company's billable minutes through the Brite system and paid out of revenues as they are received. To the extent that the monthly usage obligation is less than the minimum amounts specified in the governing agreements, the Company would be required to pay Brite the difference between the actual usage charges and these minimums at those times specified in the agreements. At present, the Company's monthly usage is less than the minimum amount. The Company expects actual usage charges to equal or exceed these minimums in late 1996. If the Company were to default in its payment to Brite, its ability to utilize the Brite platform would terminate. The Company and Brite have executed an agreement to convert monthly minimums of $216,500 which represent minimum payments from January through October into a promissory note bearing interest at prime +2% per annum which is due November 1, 1996 and warrants to purchase 60,000 shares of common stock at a price of $2.44 per share exercisable three years from the date of the note.

Certain of the information contained in Parts I and II of this Form 10-QSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause the actual results to differ from the Company's expectations are set forth and herein under the caption "Risk Factors" in the Company's prospectus dated August 15, 1995. In addition, an important factor is the Company's ability to raise sufficient capital to execute its business plan and meet its obligations. Therefore, the actual results that are achieved may differ materially from any such forward looking information.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities.

There have been no material changes in securities during the period.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item  5. Other Information.

     Subsequent Events. Mr. Dennis L. Gundy joined the Company as President and Chief Operating Officer in July, 1996 bringing thirty-four years experience in management, engineering, construction and operations of domestic and international telecommunications companies. Mr. Gundy has served as an independent consultant since 1993. During that time he was instrumental in the technical planning and implementation of switched satellite services in Russia, the Ukraine and Mexico. Prior to that, he served as Executive Vice President of the St. Thomas and San Juan Telephone Company from 1990 through 1992. From 1986 to 1990, Mr. Gundy was Vice President, Operations and Engineering at International Telecharge, Inc. in Dallas, TX. Mr. Gundy was a Vice President, Operations-Western United States for U. S. Sprint from 1980 to 1986.

Item 6.  Exhibits and Reports on Form 8-K.

        EXHIBIT
        NUMBER                              DESCRIPTION

10.1 Promissory Note to Pegasus Settlement Trust, in original principal amount of $ 50,000, dated as of April 16, 1996 (Incorporated by reference to Exhibit 10.40 to the Company's Annual Form 10-KSB for period ending March 31, 1996)

        EXHIBIT
        NUMBER                              DESCRIPTION

10.2 Promissory Note to Lawrence E. Steinberg, in original principal amount of $ 100,000, dated as of April 29, 1996 (Incorporated by reference to Exhibit
     10.41 to the Company's Annual Form 10-KSB for period ending March 31, 1996)

10.3 Specimen Eight and One-Half Percent Convertible Subordinated Debenture of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

10.4 Media Purchase Agreement, dated effective June 3, 1996 by and among Preferred/telecom, Inc., Source Corp., ADEX Corp., and GRO Enterprises. (Incorporated by reference to Exhibit 10.43 to the Company's Annual Form 10-KSB for the period ending March 31, 1996)

10.5 Specimen of 2-Year, 7% $10,000 Note being issued in bridge financing. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Form 10-KSB for period ending March 31, 1996)

10.6 Specimen of Warrants to Purchase 5,000 shares of Common Stock being issued in bridge financing. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Form 10-KSB for period ending March 31, 1996)

10.7 Promissory Note to Brite Voice Systems, Inc. in the original principal amount of $ 216,500, dated as of July 31, 1996. (Incorporated by reference to Exhibit 10.48 to the Company's Annual Form 10-KSB for period ending March 31, 1996)

10.8 Warrant Certificate to purchase 60,000 shares of Common Stock issued to Brite Voice Systems, Inc. . (Incorporated by reference to Exhibit 10.49 to the Company's Annual Form 10-KSB for period ending March 31, 1996)

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                             PREFERRED/TELECOM, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               AND MARCH 31, 1996



                                 C O N T E N T S

                                                                           Page


Financial Statements:

   Balance Sheets ......................................................... F-2

   Statements of Operations ............................................... F-3

   Statement of Stockholders' Deficit...................................... F-4

   Statements of Cash Flows................................................ F-5

   Notes to Financial Statements......................................... F6-12

                             PREFERRED/TELECOM, INC.

                                 BALANCE SHEETS
                    JUNE 30, 1996 AND 1995 AND MARCH 31, 1996

                                                                 June 30,          June 30,         March 31,
                                                                   1996              1995              1996
                                                               (unaudited)        (unaudited)       (audited)
                                                              -------------       -----------      -----------

         Assets

Current assets:
Cash and cash equivalents                                       $    17,505        $   115,467       $   42,574
Accounts receivable, net of allowance
  for doubtful accounts of $2,474, $-0-,
  and $2,474, respectively                                          168,548              1,184           57,475
Employee receivables                                                 14,865                  0           13,185
Prepaid expenses                                                    196,062             25,191           30,917

Total current assets                                               $396,980           $141,842         $144,151
                                                               -------------     --------------    -------------
Property and equipment:
Computer equipment                                                 $100,759            $29,706          $99,979
Furniture and fixtures                                               25,143             18,225           24,550
Office equipment                                                      6,082                  0            6,082
Leasehold improvements                                                6,248              2,258            6,248
Call validation system                                              127,682                  0          112,520
                                                               -------------     --------------    -------------

                                                                   $265,914            $50,189         $249,379
Less accumulated depreciation                                        36,734              3,637           23,419
                                                               -------------     --------------    -------------

Net property and equipment                                         $229,180            $46,552         $225,960
                                                               -------------     --------------    -------------

Other assets:
Prepaid expenses                                                   $640,000                 $0               $0
Deposits                                                             95,352              3,195           14,852
Deferred contract costs                                             114,451            155,000          121,576
Deferred debt issue costs - net                                       1,726             15,454            4,333
Deferred offering costs                                              68,241             20,000                0
Certificate of deposit                                               50,445                  0           50,445
Patents and trademarks - net                                         21,581                  0           16,208
                                                               -------------     --------------    -------------

Total other assets                                                 $991,796           $193,649         $207,414
                                                               -------------     --------------    -------------
                                                                 $1,617,956           $382,043         $577,525





        The accompanying notes are an integral part of these statements.



                                                                   June 30,          June 30,         March 31,
                                                                     1996              1995             1996
                                                                  (unaudited)      (unaudited)        (audited)
                                                               --------------   ---------------   --------------



     Liabilities and stockholders' deficit

Current liabilities:
Accounts payable                                                  $  796,628         $       0       $  526,162
Accrued payroll and payroll taxes                                    290,762           102,745          162,411
Accrued interest payable                                              48,934            14,564           20,866
Accrued operating expenses                                            22,766            59,580           29,538
Accrued vacation                                                      28,412                 0           27,029
Current maturities of long-term debt                                 110,000                 0          110,000
Notes payable - related parties                                    1,033,446           732,500          932,500
                                                               --------------   ---------------   --------------

Total current liabilities                                         $2,330,948          $909,389       $1,808,506
                                                               --------------   ---------------   --------------



Long-term debt                                                      $370,000          $122,500               $0
                                                               --------------   ---------------   --------------



Commitments and contingencies (Note H)


Stockholders' deficit:

Common stock, $0.001 par value;
   20,000,000 shares authorized; shares
   issued 10,756,142, 7,080,000, and
   8,949,942, respectively                                      $     10,756        $    7,080     $      8,950
Additional paid-in capital                                         2,823,879            24,170        1,916,632
Accumulated deficit                                              (3,916,959)         (681,096)      (3,156,428)
                                                               --------------   ---------------   --------------

                                                                $(1,082,324)        $(649,846)     $(1,230,846)
Treasury stock - at cost                                                 668                 0              135
                                                               --------------   ---------------   --------------

Total stockholders' deficit                                     $(1,082,992)        $(649,846)     $(1,230,981)
                                                               --------------   ---------------   --------------

                                                                  $1,617,956          $382,043         $577,525



        The accompanying notes are an integral part of these statements.

                             PREFERRED/TELECOM, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                      AND FOR THE YEAR ENDED MARCH 31, 1996


                                                                  June 30,          June 30,          March 31,
                                                                    1996              1995              1996
                                                                (unaudited)        (unaudited)        (audited)
                                                               ---------------   ----------------   --------------



Sales                                                            $  209,414         $    1,184     $    159,004

Cost of sales                                                       290,125                770          344,310
                                                             ---------------   ----------------   --------------

Gross profit (loss)                                               $(80,711)               $414       $(185,306)
                                                             ---------------   ----------------   --------------

Costs and expenses:
Sales and marketing expenses                                       $363,426            $80,017       $1,091,453
General and administrative expenses                                 288,291            164,735        1,360,693
Interest expense                                                     28,103              4,251           86,469
                                                             ---------------   ----------------   --------------

Total costs and expenses                                           $679,820           $249,003       $2,538,615
                                                             ---------------   ----------------   --------------

Loss before income taxes                                         $(760,531)         $(248,589)     $(2,723,921)

Provision for income taxes                                                0                  0                0
                                                             ---------------   ----------------   --------------

Net loss                                                         $(760,531)         $(248,589)     $(2,723,921)





Net loss per share                                               $   (0.08)         $   (0.04)     $     (0.35)



        The accompanying notes are an integral part of these statements.

                             PREFERRED/TELECOM, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
                          THE YEAR ENDED MARCH 31, 1996


                                                                       Shares of common stock
                                                      Authorized       Issued        Outstanding     In treasury
                                                     --------------   ---------     -------------    ------------

Balance - April 1, 1995                               15,000,000      6,480,000         6,480,000              0

Common stock subscriptions received - May 31,                  0              0                 0              0
1995
Issuance of common stock - June 1, 1995                        0        600,000           600,000              0

Net loss for the period                                        0              0                 0              0
                                                    -------------  -------------   ---------------  -------------

Balance - June 30, 1995                               15,000,000      7,080,000         7,080,000              0

Increase in authorized shares - July 25, 1995          5,000,000              0                 0              0
Common stock subscribed - September 1, 1995                    0        240,000           240,000              0
Common stock subscribed - September 5, 1995                    0         50,000            50,000              0
Exercise of stock warrants - October 13, 1995                  0        200,000           200,000              0
Common stock subscriptions received - October                  0              0                 0              0
     18, 1995
Issuance of common stock - October 26, 1995
   (net of issuance costs of $42,610)                          0      1,000,000         1,000,000              0
Exercise of stock warrants - November 1, 1995                  0         15,300            15,300              0
Conversion of 8.5% debentures - November 3,                    0          8,333             8,333              0
     1995
Conversion of 8% debentures - November 21,                     0         27,624            27,624              0
     1995
Conversion of 8% debentures - November 23,                     0        178,685           178,685              0
     1995
Exercise of stock options - December 5, 1995                   0        150,000           150,000              0
Purchase of treasury stock                                     0              0          (45,000)         45,000
Net loss for the period                                        0              0                 0              0
                                                    -------------  -------------   ---------------  -------------

Balance - March 31, 1996                              20,000,000      8,949,942         8,904,942         45,000


Exercise of stock warrants - June 30, 1996                     0      1,406,200         1,406,200              0
Purchase of treasury stock                                     0              0         (160,000)        160,000
Issuance of common stock                                       0        400,000           400,000              0
Net loss for the period                                        0              0                 0              0
                                                    -------------  -------------   ---------------  -------------

Balance - June 30, 1996                               20,000,000     10,756,142        10,551,142        205,000



        The accompanying notes are an integral part of these statements.





                                            Amounts


 Common                     Additional                          Stock               Total
stock $0.01   Treasury       paid-in        Accumulated     subscriptions       stockholders'
 par value     stock         capital          deficit         receivable           deficit
- ----------   -----------   -------------   --------------   ---------------    -----------------

  $ 6,480      $      0       $     770      $ (432,507)      $    (1,100)        $   (426,357)

        0             0               0                0             1,100                1,100
      600             0          23,400                0                 0               24,000
        0             0               0        (248,589)                 0            (248,589)
- ----------   -----------   -------------   --------------   ---------------    -----------------

  $ 7,080            $0         $24,170       $(681,096)                $0           $(649,846)

        0             0               0                0                 0                    0

      240             0           9,360                0           (9,600)                    0
       50             0           1,950                0           (2,000)                    0

      200             0           7,800                0                 0                8,000
        0             0               0                0            11,600               11,600

    1,000             0       1,456,390                0                 0            1,457,390
       15             0           2,524                0                 0                2,539
        8             0          12,492                0                 0               12,500
       28             0          49,972                0                 0               50,000
      179             0         327,124                0                 0              327,303
      150             0          24,850                0                 0               25,000
        0         (135)               0                0                 0                (135)
        0             0               0      (2,475,332)                 0          (2,475,332)
- ----------   -----------   -------------   --------------   ---------------    -----------------

   $8,950        $(135)      $1,916,632     $(3,156,428)                $0         $(1,230,981)

    1,406             0         107,647                0                 0              109,053
        0         (533)               0                0                 0                (533)
      400             0         799,600                0                 0              800,000
        0             0               0        (760,531)                 0            (760,531)
- ----------   -----------   -------------   --------------   ---------------    -----------------

  $10,756        $(668)      $2,823,879     $(3,916,959)                $0         $(1,082,992)



                             PREFERRED/TELECOM, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                      AND FOR THE YEAR ENDED MARCH 31, 1996


                                                                June 30,          June 30,         March 31,
                                                                  1996              1995              1996
                                                               (unaudited)      (unaudited)        (audited)
                                                              --------------  -----------------  ---------------

Cash flows from operating activities:
Cash received from customers                                     $   98,341         $        0     $    101,529
Cash paid to suppliers and employees                              (610,177)          (428,897)      (2,359,786)
Interest paid                                                          (35)                  0         (75,916)
                                                              --------------  -----------------  ---------------


Net cash used by operating activities                            $(511,871)         $(428,897)     $(2,334,173)
                                                              --------------  -----------------  ---------------

Cash flows from investing activities:
Capital expenditures                                              $(24,424)          $(24,089)       $(246,459)
Purchase of certificate of deposit                                        0                  0         (50,000)
Proceeds from sale of fixed assets                                        0                  0            3,056
                                                              --------------  -----------------  ---------------


Net cash used by investing activities                             $(24,424)          $(24,089)       $(293,403)
                                                              --------------  -----------------  ---------------


Cash flows from financing activities:
Proceeds from sale of stock                                              $0            $25,100       $1,938,332
Proceeds from notes payable                                         580,000            500,000          687,500
Increase in deferred offering costs                                (68,241)                  0                0
Purchase of treasury stock                                            (533)                  0            (135)
Decrease in stock subscriptions receivable                                0                  0            1,100
                                                              --------------  -----------------  ---------------


Net cash provided by financing activities                          $511,226           $525,100       $2,626,797
                                                              --------------  -----------------  ---------------


Net increase (decrease) in cash and cash equivalents              $(25,069)            $72,114           $(779)

Cash and cash equivalents:
Beginning of period                                                  42,574             43,353           43,353
                                                              --------------  -----------------  ---------------

End of period                                                       $17,505           $115,467          $42,574



        The accompanying notes are an integral part of these statements.




                                                                   June 30,        June 30,        March 31,
                                                                     1996            1995             1996
                                                                 (unaudited)      (unaudited)      (audited)
                                                                ---------------  --------------  ---------------



Reconciliation of net loss to net cash used by operating activities:

Net loss                                                            $(760,531)      $(248,589)     $(2,723,921)
                                                                ---------------  --------------  ---------------

Adjustments to reconcile net loss to net cash used by operating activities:


Depreciation                                                           $13,315          $1,241          $25,017
Amortization                                                            12,041               0           29,604
(Gain) loss on sale of fixed assets                                        206               0            (636)



Changes in assets and liabilities:
   Increase in accounts receivable                                   (111,073)         (1,184)         (57,475)
   Increase in employee receivables                                    (1,680)               0         (13,185)
   Increase in certificate of deposit                                        0               0            (445)
   Increase in deposits                                               (80,500)           (350)         (12,007)
   Increase in prepaid expenses                                        (5,145)        (24,000)         (29,726)
   Increase in deferred contract costs                                       0       (130,000)        (114,500)
   Increase in accounts payable                                        270,466               0          526,162
   Increase (decrease) in accrued expenses                             151,030        (26,015)           36,939
                                                               ---------------  --------------  ---------------


                                                                      $248,660      $(180,308)         $389,748
                                                                ---------------  --------------  ---------------

Net cash used by operating activities                               $(511,871)      $(428,897)     $(2,334,173)



Supplemental schedule of non-cash investing
     and financing activities:
Issuance of common stock in exchange for
   bartering credits                                                $  800,000


                             PREFERRED/TELECOM, INC.

                          NOTES TO FINANCIAL STATEMENTS

See independent accountant's report.

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

  Loss per share

     Loss per share is based on the weighted average number of shares outstanding of 9,447,645, 6,677,802, and 7,769,708 for the periods ended June 30, 1996 and 1995, and March 31, 1996, respectively.

  Amortization

     Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $2,606, $2,576, and $10,303 for the periods ended June 30, 1996 and 1995, and
  March 31, 1996, respectively.

     The cost of patents and trademarks are being amortized on the straight-line method over a period of 15 years. Amortization expense charged to operations as of June 30, 1996 and 1995, and March 31, 1996 was $2,309 and $559,
  respectively.

Note C - Notes payable - related parties:

  Notes payable to related parties consist of the following at June 30, 1996 and 1995, and March 31, 1996:


                                                                          June 30,      June 30,      March 31,
                                                                            1996          1995          1996
                                                                        -------------  ------------  ------------


     Notes payable to a director and officer, dated September 1,
     1994 and June 12, 1996, due on October 1, 1996 and June 12, 1998,
     and unsecured, interest is payable semi-annually at the rate of
     prime +2 (8.25% at June 30, 1996 and March 31, 1996 and 7% per     $   67,500     $   7,500     $   7,500
     annum).


     Note payable to a director and officer, dated June 5, 1994, due on October 1, 1996 and unsecured, interest is payable
     semi-annually at the rate of prime + 2 (8.25% at June 30, 1996
     and March 31, 1996).                                                   50,000        50,000        50,000




     Notes payable to a Pegasus Settlement Trust (PST) a stockholder of the Company.  The beneficiary and a trustee of PST are
     officers of the Company.  The notes are unsecured and bear interest at rates ranging from prime rate (8.25% and 9% at
     June 30, 1996 and March 31, 1996) with the principal and
     accrued interest payable at maturity on various dates through
     January 21, 1997.                                                     590,946       575,000       650,000



     Notes payable to a stockholder of the Company and several
     affiliated trusts of which the stockholder is the trustee.
     The notes are unsecured and bear interest at rates of 9% and
     10% per annum and prime (8.25% at June 30, 1996 and March 31,
     1996) with principal and accrued interest payable at various
     dates through November 26, 1996.                                      325,000       100,000       225,000
                                                                      -------------  ------------  ------------



          Total related party notes payable                             $1,033,446      $732,500      $932,500


     Interest expense charged to operations related to the related party notes payable was $28,103, $8,782, and $76,943 for the periods ended
June 30, 1996 and 1995, and March 31, 1996, respectively.

Note D - Long-term debt:

  Long-term debt consisted of the following at June 30, 1996 and 1995, and March 31, 1996:


                                                                          June 30,      June 30,      March 31,
                                                                            1996          1995          1996
                                                                      -------------  ------------  ------------

     8.5% convertible debentures due September 27, 1996, convertible into shares of common stock at a conversion price of $1.50 per share, interest is payable on

     December 27, 1995, and at maturity.                                  $110,000      $122,500      $110,000

     Notes payable dated May 20, 1996 and June 3, 1996,
     secured by common stock with principal and accrued
     interest due at maturity on May 20, 1998 and
     June 3, 1998.  185,000 warrants to purchase shares
     of common stock at $1.50 per share expiring
     on May 20, 1998 and June 3, 1998 were issued to the note              370,000             0             0
     holders.
                                                                      -------------  ------------  ------------

                                                                          $480,000      $122,500      $110,000
               Less current portion                                        110,000             0       110,000
                                                                      -------------  ------------  ------------

                Total                                                     $370,000      $122,500            $0


On November 3, 1995, $12,500 of 8.5% convertible debentures were converted into 8,333 shares of common stock.

  The following are maturities of long-term debt for each of the next three years:


                       Year ending
                         March 31,                                               Amount
                       -------------                                         -------------

                             1997                                                $      0

                             1998                                                       0

                             1999                                                 370,000
                                                                             -------------



                             Total                                               $370,000





Note E - Common stock:

  Stock purchase warrants

     At June 30, 1996, the Company had outstanding warrants to purchase 1,567,900 shares of the Company's common stock at prices which ranged from $0.04 per share to $1.50 per share. The warrants are exercisable at any time and expire on dates ranging from January 27, 1998 to October 6, 1998. At June 30, 1996, 1,567,900 shares of common stock were reserved for that purpose.

  Change in authorized shares

     On March 15, 1995, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

     On July 25, 1995, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 15,000,000 to 20,000,000.

  Common stock reserved

     At June 30, 1996, shares of common stock were reserved for the following purposes:


                     Exercise of stock warrants                                 1,567,900
                     Exercise of stock options                                    100,000
                     Conversion of convertible debentures                          73,334
                     Exercise and future grants of stock
                        options and stock appreciation rights                     450,000
                                                                             -------------
                                                                                2,191,234




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

  The provision for income taxes consists of:


                                                           Period ended     Period ended       Period ended
                                                             June 30,         June 30,        March 31, 1996
                                                               1996             1995
                                                          ---------------  ---------------   -----------------



                     Current income taxes                       $0               $0                  $0

                     Change in deferred income taxes
                     due to temporary differences                0                0                   0
                                                          ---------------  ---------------   -----------------

                                                                $0               $0                  $0


  Deferred tax (liabilities) assets consist of the following:


                                                                    June 30,         June 30,        March 31,
                                                                      1996             1995            1996
                                                               --------------   -------------   --------------

                     Accumulated depreciation                    $   (7,000)      $  (1,000)      $   (5,000)
                                                               --------------   -------------   --------------

                     Gross deferred tax liabilities                 $(7,000)        $(1,000)         $(5,000)
                                                               --------------   -------------   --------------

                     Accrued liabilities                           $(10,000)        $(3,000)         $(9,000)
                     Start-up expenditures                            41,000          48,000           39,000
                     Net operating loss carryforward               1,188,000         177,000        1,017,000
                                                               --------------   -------------   --------------

                     Gross deferred tax assets                    $1,219,000        $222,000       $1,047,000
                     Valuation allowance                         (1,212,000)       (221,000)      (1,042,000)
                                                               --------------   -------------   --------------

                     Net deferred tax assets                          $7,000          $1,000           $5,000
                                                               --------------   -------------   --------------

                                                                          $0              $0               $0


  The Company has available at June 30, 1996, a net operating loss carryforward of approximately $3,727,000 which can be used to offset future taxable income through the year 2009.

  The net change in the valuation allowance for the periods ended June 30, 1996 and 1995, and March 31, 1996 was increases of $170,000, $75,000, and $896,000, respectively.

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

  Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At June 30, 1996, options to purchase 209,500 shares at an exercise prices of $0.003 to $1.50 per share had been granted. No stock appreciation rights had been granted at June 30, 1996.

Note H - Commitments and contingencies:

  Lease commitment

     The company has entered into a non-cancelable operating lease for office facilities under a lease arrangement commencing on February 1, 1996 and expiring on August 31, 2002.

     Minimum future rentals to be paid on non-cancelable leases as of June 30, 1996 for each of the next five years and in the aggregate are:


                     Year ending
                      March 31,                                                  Amount
                    -------------                                            ------------

                        1997                                                     $127,836

                        1998                                                      127,836

                        1999                                                      131,708

                        2000                                                      151,608

                        2001                                                      151,608

                        Thereafter                                                214,013
                                                                              ------------

                                                                                 $904,609


   Total rent expense charged to operations was $32,062, $8,839, and $49,661 for the periods ended June 30, 1996 and 1995, and March 31, 1996, respectively.

  Carrier agreement

     The Company is obligated for minimum monthly service payments under the terms of a carrier services agreement with MCI Telecommunications Corporation
  (MCI) expiring in October 1998.

     The minimum annual commitments under the MCI agreement are as follows:


                     Year ending
                      March 31,                                                Amount
                     -------------                                          --------------


                        1997                                                  $ 9,725,000

                        1998                                                   12,000,000

                        1999                                                   12,000,000

                        2000                                                    7,000,000
                                                                            --------------

                                                                              $40,725,000



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

  Letter of credit

     At June 30, 1996, the Company had a $50,000 outstanding letter of credit expiring February 1, 1998. The letter of credit is for the benefit of the lessor of office space facilities and may be drawn in the event of default. The letter of credit is secured by a certificate of deposit in the amount of $50,445.

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

Note I - Barter transaction:

  On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 400,000 shares of common stock at a value of $2.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. In connection with this agreement, the Company issued to Proxhill 100,000 options to purchase the Company's common stock at a price of $2.00 per share. The options expire June 3, 2001.

Note J - Going concern:

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

  The Company has received total proceeds of $845,000 in connection with a private offering of $10,000 notes bearing interest at 7% and warrants to purchase 5,000 shares of common stock at a price of $1.50. In addition, the Company has retained investment banking counsel in contemplation of attempting to complete a secondary public offering of the Company's common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PREFERRED/TELECOM, INC.


                                             /s/ Dennis L. Gundy
- ---------------------                     -----------------------------
        Date                               Dennis L. Gundy, President
                                           (Principal Executive Officer)






                                             /s/ Mary G. Merritt
- ---------------------                     -----------------------------
        Date                               Mary G. Merritt, Secretary/Treasurer
                                           (Principal Financial Officer)