Form 10QSB
period 1996-09-30
PREFERRED TELECOM INC
filed 1996-11-20
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

{ X }  Quarterly  Report  Pursuant  to Section 13 or 15 (d) of the  Securities
     Exchange Act of 1934 for the Period Ended September 30, 1996. 0r
{   }  Transition  Report  Pursuant  to Section 13 or 15 (d) of the  Securities
     Exchange  Act of  1934  for  the  Transition  Period  From  _____________to
     _____________

Commission File Number  33-92894

                             Preferred/telecom, Inc.

           Delaware                                       75-2440201
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

12655 N. Central Expwy, Suite 800
Dallas,  TX                                                      75243
(Address of Principal Executive                               (Zip Code)
            Offices)

                                    (214)  458-9950
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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value -  10,851,142  Shares as of October 31, 1996.

Transitional Small Business Format    Yes   X                 No

                                      INDEX

                             Preferred/telecom, Inc.
                                                                            PAGE

Part I.  Financial Information                                               F-1

Item 1.   Financial Statements

         Balance Sheets-September 30, 1996, September 30, 1995, and March 31, 1996.

         Statements of  Operations-  Three Months Ended  September
          30, 1996, and 1995, Six Months Ended September 30, 1996 and 1995, and for the Year Ended March 31, 1996.

         Statements of Cash Flows- Six Months Ended September 30,
          1996, and 1995 and for the Year Ended March 31, 1996.

         Notes to Financial Statements - September 30, 1996.

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

                             PREFERRED/TELECOM, INC.

                                 BALANCE SHEETS
                 SEPTEMBER 30, 1996 AND 1995 AND MARCH 31, 1996


                                                                           SEPTEMBER 30,        SEPTEMBER 30,          MARCH 31,
                                                                                 1996                 1995                 1996
ASSETS                                                                      (UNAUDITED)          (UNAUDITED)           (AUDITED)

      CURRENT ASSETS:
          CASH AND CASH EQUIVALENTS                                     $        18,250     $         75,096      $        42,574

           ACCOUNTS RECEIVABLE, NET OF
           ALLOWANCE                                                            206,205               13,130               57,475
           FOR DOUBTFUL ACCOUNTS OF $ 2,474,
           $-0- AND $2,474 RESPECTIVELY
          EMPLOYEE RECEIVABLES
                                                                                  1,507                3,500               13,185
          PREPAID EXPENSES
                                                                                198,810               24,595               30,917
                                                                     -------------------  -------------------  -------------------

      TOTAL CURRENT ASSETS                                              $       424,772              116,321              144,151
                                                                     -------------------  -------------------  -------------------

      PROPERTY AND EQUIPMENT:
         COMPUTER EQUIPMENT                                             $       103,663               57,466
                                                                                                                           99,979
         FURNITURE AND FIXTURES
                                                                                 25,143               18,075               24,550
         OFFICE EQUIPMENT
                                                                                  6,082                2,184                6,082
         LEASEHOLD IMPROVEMENTS
                                                                                  6,248                2,553                6,248
         CALL VALIDATION SYSTEM
                                                                                127,682                  -O-              112,520
         LESS:  ACCUMULATED DEPRECIATION
                                                                               (50,250)              (8,836)             (23,419)
                                                                     -------------------  -------------------  -------------------

      NET PROPERTY AND EQUIPMENT                                        $       218,568               71,442              225,960
                                                                     -------------------  -------------------  -------------------

      OTHER ASSETS:
         DEPOSITS                                                      $        103,624                4,199               14,852
         PREPAID EXPENSES                                                       640,000                  -O-                  -O-
         DEFERRED CONTRACT COSTS
                                                                                107,327              156,938              121,576
         DEFERRED DEBT ISSUE COSTS-NET                                            4,387               37,913                4,333
         PATENTS AND TRADEMARKS-NET
                                                                                 21,751                  -O-               16,208
         CERTIFICATE OF DEPOSIT
                                                                                 50,445                  -O-               50,445
         DEFERRED STOCK ISSUE COSTS
                                                                                 68,241                  -O-                  -O-
                                                                     -------------------  -------------------  -------------------

      TOTAL OTHER ASSETS                                               $        995,775     $        199,050      $       207,414
                                                                     -------------------  -------------------  -------------------

TOTAL ASSETS                                                           $      1,639,115     $        386,813      $       577,525
                                                                     ===================  ===================  ===================

                                                                          SEPTEMBER 30,        SEPTEMBER 30,          MARCH 31,
                                                                               1996                 1995                 1996
LIABILITIES AND STOCKHOLDER'S DEFICIT                                       (UNAUDITED)          (UNAUDITED)           (AUDITED)

    CURENT LIABILITIES:
       ACCOUNTS PAYABLE                                                 $       769,420      $       224,642     $        526,162
       ACCRUED OPERATING & VACATION EXPENSES
                                                                                 72,077               42,603               56,567
       ACCRUED PAYROLL AND RELATED TAX
                                                                                397,263              145,561              162,411
       ACCRUED INTEREST PAYABLE
                                                                                 81,290               48,481               20,866
       NOTES PAYABLE
                                                                              1,197,446            1,197,500              985,000
       NOTES PAYABLE-OFFICERS
                                                                                 57,500               57,500               57,500
                                                                     -------------------  -------------------  -------------------

      TOTAL CURRENT LIABILITIES                                          $    2,574,996      $     1,716,287      $     1,808,506
                                                                     -------------------  -------------------  -------------------



      LONG TERM DEBT                                                     $      875,000      $           -O-      $           -O-
                                                                     -------------------  -------------------  -------------------


      COMMITMENTS AND CONTINGENCIES (NOTE G)



      STOCKHOLDERS DEFICIT:
       COMMON STOCK, $0.001 PAR VALUE
         20,000,000 SHARES AUTHORIZED;
         SHARES ISSUED 10,851,142, 7,370,000
         AND 8,949,942 RESPECTIVELY                                    $         10,851      $         7,370     $          8,950
      ADDITIONAL  PAID IN CAPITAL                                             2,898,934
                                                                                                      35,480            1,916,632
      ACCUMULATED DEFICIT                                                   (4,718,798)          (1,360,724)          (3,156,428)
      TREASURY STOCK - AT COST
                                                                                (1,868)                  -O-                (135)
      STOCK SUBSCRIPTIONS RECEIVABLE
                                                                                    -O-             (11,600)                  -O-
                                                                     -------------------  -------------------  -------------------

      TOTAL STOCKHOLDER DEFICIT                                        $    (1,810,881)      $   (1,329,474)     $    (1,230,981)
                                                                     -------------------  -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDER DEFICIT                              $      1,639,115      $       386,813     $        577,525
                                                                     ===================  ===================  ===================

                             PREFERRED/TELECOM, INC.

                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
            AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      AND FOR THE YEAR ENDED MARCH 31, 1996



                                          THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                ----------------------------------------  ----------------------------------------
                                     SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        MARCH 31,
                                         1996                 1995                 1996                 1995                1996
                                     (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (AUDITED)
                                -------------------  -------------------  -------------------  -------------------  ----------------

SALES                               $      269,496       $  13,265           $   478,910          $   14,450           $     159,004

COST OF SALES                              293,771          93,081               583,896              93,851                 344,310
                                -------------------  -------------------  -------------------  -------------------  ----------------

   GROSS PROFIT (LOSS)              $     (24,275)       $(79,816)           $  (104,986)         $ (79,401)           $   (185,306)
                                -------------------  -------------------  -------------------  -------------------  ----------------

COSTS AND EXPENSES:
  SALES & MARKETING                 $      388,811       $ 227,938           $   752,237          $  307,955           $   1,091,453
  GENERAL & ADMINISTRATIVE                  330785         333,778               619,076             501,089               1,360,693
  INTEREST EXPENSE                           57968          35,521                86,071              86,469                  39,772
                                -------------------  -------------------  -------------------  -------------------  ----------------
    TOTAL COSTS AND EXPENSES        $      777,564       $ 597,237           $ 1,457,384          $  848,816           $   2,538,615
                                -------------------  -------------------  -------------------  -------------------  ----------------

LOSS BEFORE INCOME TAX              $    (801,839)       (677,053)           (1,562,370)          $(928,217)           $ (2,723,921)

PROVISION FOR INCOME TAX                       -O-             -O-                   -O-                 -O-                     -O-
                                -------------------  -------------------  -------------------  -------------------  ----------------

NET LOSS                            $    (801,839)       (677,053)           (1,562,370)          $(928,217)           $ (2,723,921)
                                ===================  ===================  ===================  ===================  ================

NET LOSS PER SHARE                  $       (0.07)          (0.10)                (0.16)              (0.14)                  (0.35)
                                ===================  ===================  ===================  ===================  ================

                             PREFERRED/TELECOM, INC.

                             STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      AND FOR THE YEAR ENDED MARCH 31, 1996


                                                                           SEPTEMBER 30,        SEPTEMBER 30,         MARCH 31,
                                                                               1996                 1995                 1996
                                                                           (UNAUDITED)          (UNAUDITED)           (AUDITED)
                                                                     -------------------  -------------------  -------------------

      CASH FLOWS FROM OPERATING ACTIVITIES:
        CASH RECEIVED FROM CUSTOMERS                                  $         330,180     $          1,320      $       101,529

        CASH PAID TO SUPPLIERS AND EMPLOYEES                                (1,522,190)            (832,889)          (2,359,786)
        INTEREST PAID
                                                                                    -O-                  -O-             (75,916)
                                                                     -------------------  -------------------  -------------------

               NET CASH USED BY OPERATING                             $     (1,192,012)     $      (831,569)      $   (2,334,173)
      ACTIVITIES
                                                                     -------------------  -------------------  -------------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         CAPITAL EXPENDITURES                                         $        (33,988)     $       (54,178)      $     (246,459)
         PURCHASE OF CERTIFICATE OF DEPOSIT
                                                                                    -O-                  -O-             (50,000)
         PROCEEDS FROM SALE OF FIXED ASSETS
                                                                                    -O-                  -O-                3,056
                                                                     -------------------  -------------------  -------------------

      NET CASH USED BY INVESTING ACTIVITIES                           $        (33,988)     $       (54,178)      $     (293,403)

                                                                     -------------------  -------------------  -------------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         PROCEEDS FROM SALE OF STOCK                                  $             150     $         25,100      $     1,938,332
         PROCEEDS FROM NOTES PAYABLE
                                                                              1,271,500              900,000              687,500
         INCREASE IN DEFERRED OFFERING COST
                                                                               (68,241)              (7,610)                  -O-
         PURCHASE OF TREASURY STOCK
                                                                                (1,733)                  -O-                (135)
         DECREASE IN STOCK SUBSCRIPTION
      RECEIVABLE                                                                    -O-                  -O-                1,100
                                                                     -------------------  -------------------  -------------------

               NET CASH PROVIDED BY FINANCING ACTIVITIES               $      1,201,676     $        917,490       $    2,626,797
                                                                     -------------------  -------------------  -------------------

      NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                             $       (24,324)     $         31,743       $        (779)

      CASH AND CASH EQUIVALENTS:
         BEGINNING OF PERIOD
                                                                                 42,574               43,353               43,353
                                                                     -------------------  -------------------  -------------------

         END OF PERIOD                                                 $         18,250     $         75,096       $       42,574

                                                                     ===================  ===================  ===================



      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                  AND FINANCING
      ACTIVITIES:
          ISSUANCE OF COMMON STOCK IN EXCHANGE FOR
             BARTERING CREDITS                                         $ 800,000
          CONVERSION OF DEBENTURE TO COMMON STOCK
                                                                          75,000
                                                             -------------------

      TOTAL NON-CASH INVESTING ACTIVITIES                              $ 875,000
                                                             ===================

                                                                           SEPTEMBER 30,        SEPTEMBER 30,          MARCH 31,
                                                                                1996                 1995                 1996
                                                                             (UNAUDITED)          (UNAUDITED)           (AUDITED)
                                                                     -------------------  -------------------  -------------------

      RECONCILIATION OF NET LOSS TO NET CASH
                  USED BY OPERATING ACTIVITIES:

      NET LOSS                                                          $   (1,562,370)     $      (928,217)      $   (2,723,921)
                                                                     -------------------  -------------------  -------------------

      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
                 USED BY OPERATING
      ACTIVITIES:

         DEPRECIATION                                                   $        26,830     $          6,440      $        25,017
         AMORTIZATION                                                            23,201                8,714               29,604
     (GAIN) LOSS ON SALE OF FIXED ASSETS
                                                                                    -O-                  -O-                (636)


     CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE
                                                                              (148,730)             (13,130)             (57,475)
      (INCREASE) DECREASE IN EMPLOYEE RECEIVABLES
                                                                                 11,678              (3,500)             (13,185)
      (INCREASE) DECREASE IN CERTIFICATE OF DEPOSIT
                                                                                    -O-                  -O-                (445)
      (INCREASE) DECREASE IN DEPOSITS
                                                                               (88,772)              (1,354)             (12,007)
      (INCREASE) DECREASE IN PREPAID
       EXPENSES                                                                  (7,893)             (23,404)             (29,726)
      (INCREASE) DECREASE IN DEFERRED CONTRACT COSTS
                                                                                    -O-            (135,500)            (114,500)
      INCREASE (DECREASE) IN ACCOUNTS
       PAYABLE                                                                   243,258              224,642              526,162
      INCREASE (DECREASE) IN ACCRUED
       EXPENSES                                                                  310,786               33,740               36,939
                                                                     -------------------  -------------------  -------------------

                                                                         $    370,358.0     $         96,648      $       389,748
                                                                     -------------------  -------------------  -------------------

      NET CASH USED BY OPERATING ACTIVITIES                             $ (1,192,012.0)     $      (831,569)      $   (2,334,173)
                                                                     ===================  ===================  ===================

                             PREFERRED/TELECOM, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - GENERAL ORGANIZATION

Preferred/telecom, Inc. (the "Company") is a Delaware corporation incorporated in 1992. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995. The Company provides long distance telecommunications services throughout the United States and maintains its principal offices in Dallas, Texas. The Company has not presented financial statements for the period from incorporation in 1992 through May 14, 1994, as the Company did not begin its planning and organizational activities until May 13, 1994. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position of the Company at September 30, 1996, the results of its operations for the three and six months ended September 30, 1996 and 1995 and the results of the cash flows for the six months ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the notes to the Company's annual financial statements that were included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996 filed with the Securities and Exchange Commission (the "Commission") on August 2, 1996.

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

LOSS PER SHARE

Loss per share is based on the weighted average number of shares outstanding of 10,745,544 and 9,936,904 for the three months and six months ending September 30, 1996, respectively; 7,172,391 and 6,926,448 for the three months and six months ending September 30, 1995, respectively and 7,769,708 for the period ending March 31, 1996.

AMORTIZATION

Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $18,634 and $8,888 for the six months and three months ended September, 1996, respectively; and $5,152 and $ 2,576 for the six months and three months ended September, 1995, respectively; and $ 10,303 for the fiscal year ended March 31, 1996.

                          NOTES TO FINANCIAL STATEMENTS

The cost of patents and trademarks are being amortized on the straight line over a period of 15 years. Amortization expense charged to operations as of September 30, 1996 was $ 2,308, $ 4,628 and $ 559 for the three months and six months and for the fiscal year ended March 31, 1996, respectively.

NOTE C-NOTES PAYABLE-RELATED PARTIES

Notes payable to related parties consist of the following:

                                                                       SEPT. 30,              SEPT. 30,      MARCH 31,
                                                                          1996                  1995           1996
                                                                       ----------            --------        --------

Notes payable to a director and officer, dated Sept. 1,1994
and June 12, 1996, due on Oct. 1, 1996 and June 12, 1998,
and unsecured, interest payable semi-annually at a rate of
prime + 2% (8.25% at Sept. 30, 1996 and March 31, 1996
and 7% per annum).                                                    $     67,500      $      7,500      $     7,500

Notes payable to a director and officer, dated June 5,1994
due on Oct. 1, 1996 and unsecured, interest payable semi-
annually at a rate of prime + 2% (8.25% at Sept. 30, 1996
and March 31, 1996).                                                        50,000            50,000           50,000

Notes Payable to Pegasus  Settlement  Trust (PST), a stockholder of the Company. The beneficiary and a trustee of PST are officers of the Company.  The notes are unsecured  and bear interest at rates  ranging from prime  rate(8.25%  and 9% at September, 1996 and March, 1996) with the principal and accrued interest payable
at maturity on various dates through January 31, 1997                      590,946           550,000          650,000

Notes payable to a stockholder of the Company and several
affiliated  trusts of which the stockholder is the trustee.
The notes are unsecured and bear interest at rates of 9% and
 10% per annum and prime  (8.25%  at  September  30,  1996 and
March 1996) with principal and accrued interest payable at
various dates through November 26, 1996                                    325,000           225,000          225,000
                                                                         ----------         ---------        ---------

         Total related party notes payable                             $ 1,033,446         $ 832,500        $ 932,500

Interest expense charged to operations related to the related party notes payable was $48,246 and $24,945 for the six months and three months ended September, 1996, respectively; and $24,780 and $ 16,098 for the six months and three months ended September, 1995, respectively; and $ 78,943 for the fiscal year ended March 31, 1996.

NOTE D-LONG TERM DEBT

Long-term debt consisted of the following at September 30, 1996 and 1995 and March 31, 1996:

                                                                                SEPT. 30,                 SEPT. 30,        MARCH 31,
                                                                                   1996                       1995           1996
                                                                                ----------                --------        ----------
     1996
Notes payable dated various dates from May 20, 1996 through  September 24, 1996, secured by common stock with  principal and accrued  interest due at maturity on various dates through September 24, 1998. 437,500 warrants to purchase shares of common stock at $ 1.50 per share expiring from dates in May
through September, 1998 were issued to the note holders                         $ 875,000**              $     -0-        $     -0-
                                                                                ---------                ---------        ----------


                                                         Total                    875,000                $     -0-        $     -0-

**Includes $ 60,000  in related party participation.

                          NOTES TO FINANCIAL STATEMENTS

The following are maturities of long term debt for each of the next three years:

                  YEAR ENDING
                    MARCH 31,                        AMOUNT

                      1997                           $        0
                      1998                           $        0
                      1999                           $  875,000
                                                     ----------

                           Total                     $  875,000

NOTE E - COMMON STOCK:

STOCK PURCHASE WARRANTS

At September 30, 1996, the Company had outstanding warrants to purchase 1,950,400 shares of the Company's common stock at prices which ranged from $0.04 per share to $2.44 per share. The warrants are exercisable at any time and expire on dates ranging from January 27, 1997 to June 3, 2001. At September 30, 1996, 1,950,400 shares of common stock were reserved for that purpose.

CHANGE IN AUTHORIZED SHARES

On March 15, 1995, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

On July 25, 1995, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 15,000,000 to 20,000,000.

COMMON STOCK RESERVED

At September 30, 1996, shares of common stock were reserved for the following purposes:

                  Exercise of stock warrants                           1,950,400
                  Conversion of convertible debentures                    23,333
                  Exercise and future grants of stock options
                        and stock appreciation rights                    405,000

                           Total                                       2,378,733

NOTE F - STOCK OPTION PLAN:

On November 1, 1994, the Company adopted a stock award and incentive plan which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The plan originally reserved 450,000 shares of common stock for grant, of which 45,000 shares have been purchased, leaving 405,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan.

Under the terms of the plan, options granted may be either nonqualified or incentive stock option, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At September 30, 1996, options to purchase 164,500 shares at exercise prices of $0.0031/3 to $1.50 per share have been granted. No stock appreciation rights have been granted at September 30, 1996.

NOTE G - COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENT

The Company has entered into a non-cancelable operating lease for office facilities under a lease agreement which commenced on February 1, 1996 and expires on August 31, 2002. Minimum future rental to be paid on non-cancelable leases as of September 30, 1996 for each of the next five years in the aggregate are:

                          NOTES TO FINANCIAL STATEMENTS

LEASE COMMITMENT (CONTINUED)

                  YEAR ENDING
                    MARCH 31,                        AMOUNT

                      1997                           $   127,836
                      1998                               127,836
                      1999                               131,708
                      2000                               151,608
                      2001                               151,608
                  Thereafter                             214,013

                                                     $   904,609

Total rent expense charged to operations $64,560 and $32,602 for the six months and three months ended September, 1996, respectively; and $16,571 and $ 8,852 for the six months and three months ended September, 1995, respectively; and $ 49,661 for the fiscal year ended March 31, 1996.

LETTER OF CREDIT

At September 30, 1996, the Company had a $50,000 outstanding letter of credit expiring February 1, 1998. The letter of credit is for the benefit of the lessor of office space facilities and may be drawn in the event of default. The letter of credit is secured by a certificate of deposit in the amount of $50,445.

CARRIER AGREEMENT

The Company is obligated for minimum monthly service payments under the terms of a carrier services agreement with MCI Telecommunications Corporation (MCI) expiring in October 1998. The minimum annual commitments under the MCI agreement are:

                  YEAR ENDING
                    MARCH 31,                                AMOUNT

                      1997                           $      9,725,000
                      1998                                 12,000,000
                      1999                                 12,000,000
                      2000                                  7,000,000
                                                     -----------------

                                                     $     40,725,000

The MCI agreement is for a period of 46 months. The Company has a liability equal to fifteen (15) percent of the remaining minimum payments in the event of termination prior to expiration by the Company or MCI under certain conditions. The remaining liability amounts to a maximum of $ 6,000,000. Initially, 60% of the Company's revenues will be paid to MCI, subject to subsequent adjustments for over and underpayments.


OTHER COMMITMENTS

On April 19, 1995, the Company entered into an equipment and services agreement with Brite Voice Systems, Inc. (BVS). Under the terms of this agreement, the Company paid BVS an initial fee of $89,500 and minimum monthly payments are due, starting at $ 20,000 per month, for a period of three years. The total minimum monthly commitments amount to $900,000, over the term of the agreement. In return, BVS will provide access to its technology used in providing voice-activated calling card services.

                          NOTES TO FINANCIAL STATEMENTS

NOTE H - BARTER TRANSACTION

On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 400,000 shares of common stock at a value of $ 2.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. In connection with this agreement, the Company issued to Proxhill 100,000 options to purchase the Company's common stock at a price of $2.00 per share. The options expire June 3, 2001.

NOTE I - GOING CONCERN

The Company has incurred substantial operating losses to date. In June, 1995, the Company issued 600,000 shares of its common stock to Star Resources, Inc.
(Star), a public company, for $ 24,000. The Company then filed a registration statement with the Securities and Exchange Commission to allow Star to distribute to its stockholders the 600,000 shares of common stock. Upon completion of the Star distribution, the Company became a separate public company. The Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock.

In the quarter ended September 30, 1996, the Company received total proceeds of $875,000 in connection with a private offering of $10,000 notes bearing interest at 7% and warrants to purchase 5,000 shares of common stock at a price of $1.50. The offering was closed on September 30, 1996. This amount, however, was insufficient to fund the Company's operations. The Company has been forced to significantly curtail its operations and made drastic cuts in its overhead. The Company has borrowed $100,00 from a lender and has a commitment from that same lender for an additional advance of $50,000. This short term funding should allow the Company to continue its curtailed operations only through December 31, 1996. The Company intends to make a private placement in the form of common stock and warrants in the maximum amount of $1.8 million. If this maximum amount is raised, the Company should be able to resume operations beyond December 31, 1996.

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

Results of Operations

Preferred/telecom, Inc. (the Company) commenced business on May 13, 1994, and was in the development stage through August 1, 1995. During the period from its inception until March 31, 1995, the end of the fiscal year, the Company's activities consisted entirely of developing and implementing its business plan, including developing its product service offerings, formulating its marketing strategies and operations, negotiation of agreements necessary to its proposed operations and hiring personnel. The Company began its sales activities in April 1995 and had no revenues during the period of May 13, 1994 through March 31, 1995. The initial sales activity involved introducing the Company's proposed services to prospective customers to gauge consumer response with respect to pricing , features and viability of the services. The Company began enrolling SecureCard customers in August 1995 and has been providing long distance services, including SecureCard and traditional 1+ and 800 services since that time.

In the six months period ended September 30, 1995 the Company booked revenues of $ 14,450 for services, and the direct costs associated with generating sales was $ 93,851. During the six months ended September 30, 1996, the Company booked revenues of $ 478,910. Of this amount, 19% was attributed to the SecureCard product. The remainder of the Company's revenue was derived from 1+ and 800 service. Direct cost of sales for the six month period ending September 30, 1996 was $583,896 or 121.9% of sales. Of that amount, $ 127,500 related to contractual minimums, very little of which represented payment for actual services. In part, this is due to the costs of the basic infrastructure that the Company has put in place and is required regardless of the level of sales.

During the fiscal year ended March 31, 1996, the Company booked $ 159,004 in revenue and $ 344,310 in direct expenses associated with the sale of SecureCard and other telecommunication services. Of these direct expenses, $ 140,000 related to paying contractual minimums. For the six months ended September 30, 1996, sales and marketing expenses were 113% of sales, and general and administrative expenses were 147% of sales. Each of these ratios are considerably less than the equivalent ratios for the fiscal year ended March 31, 1996, down from 722.1% and 697.2% respectively.

The Company has reevaluated its marketing efforts and product strategies as expenses continue to exceed revenues. The Company now recognizes that the services it pioneered are applicable not only in the long distance markets but also in the newly-competitive local calling arena and the realm of wireless communications. The Company plans on divesting itself of its long distance business. The strategic focus will be on providing its technology to domestic and international interexchange carriers and other telecommunications service providers who wish to offer speech recognition-enhanced services as a value-added product to their customers, and to corporations who wish to make the convenience of speech recognition available to its employees.

Liquidity and Capital Resources

The Company's cash and cash equivalents at September 30, 1996 were $ 18,250. During the period from inception , May 1994 through September 30, 1995, the Company's operations were funded primarily through loans of $ 1,255,000 of which an aggregate of $ 822,500 was borrowed from the Company's officers, directors and a greater than 5% beneficial owner. In March, 1995 the Company conducted a private offering of convertible debentures in which debentures due in September 1996 with an aggregate principal amount of $ 122,500 were sold. In October, 1995 $ 12,500 of those debentures were converted to stock. In July, 1996, $ 15,000 of those debentures were converted to stock. By terms of the debenture , when the debenture came due on September 27, 1996 the holder was due principal, interest and penalties for a sum due of $ 125,000. Of this amount $60,000 was converted to 40,000 shares of the Company's common stock (the "Common Stock"), $0.001 par value per share, and $65,000 of the debenture was replaced by a convertible note due March 27, 1997 bearing interest at a rate of 8.5% per annum and convertible into shares of Common Stock at a rate of $1.50 per share. In October, 1995 the Company conducted a Regulation S offering and sold 1,000,000 shares of Common Stock at $ 1.50 per share, generating $ 1,500,000 in capital. In addition, in October and

November, 1995, in accordance with Regulation D under the Securities Act of 1933 (the "Securities Act"), the Company conducted an offering of eight percent (8%) convertible debentures due March 31, 1997 with interest payable quarterly commencing December 31, 1995. Under the terms of the debenture offering the $ 375,000 generated was converted to Common Stock in November, 1995. From this $ 1,875,000 generated, notes due to non-affiliates in the amount of $300,000. were repaid with associated interest. The remainder was available for working capital and payment of vendor payables.

In April 1996 the Company commenced a private offering of notes and warrants ("Units") with maximum proceeds to the Company of $800,000 with each Unit consisting of (i) a note in principal face amount of $10,000 bearing interest at a rate of 7% per annum, with principal and interest payable two years from the date of issue and (ii) warrants to purchase 5,000 shares of Common Stock, at $1.50 per share at any time within two (2) years after issuance of the warrants.

On June 3, 1996, the terms of the offering were amended to increase the size of the offering from 80 Units to a maximum of 150 Units or proceeds to the Company of $1,500,000. Also in this amendment the Company altered the repayment terms to the promissory note by means of an addendum to the note stating that the Company contemplated raising capital in an underwritten public offering and after payment of expenses of the underwriting would apply proceeds of such offering to repayment of the notes issued in the private offering. The funds being sought in the offering were only intended to permit the Company to continue operations and meet its material operating obligations while it sought additional funding sufficient for long term implementation of its business plan. The offering was closed on September 30, 1996, after the Company had raised $ 875,000 in the private placement.

The Company entered into a letter of intent with an investment banking firm to underwrite on a firm commitment basis, a proposed Four Million Dollar ($
4,000,000) public offering of the Company's securities. The underwriting was subject to numerous conditions upon which ultimately the Company and the investment banking firm were unable to agree. Therefore, the Company has terminated its plans to conduct a public offering at this time. Although the provisions of the letter of intent relating to the public offering have terminated, the letter of intent grants to the investment banking firm a right of first refusal to act as the Company's investment banker with regard to future offerings, and certain acquisition/disposition transactions and provides for the payment of a substantial fee to the investment banking firm for a breach of these provisions. The Company requested a general termination and mutual release in order to move forward with other means of financing. To date, the investment banking firm has agreed to waive compensation on the near term financing requirements of the Company but has not provided a release with respect to other transactions.

The Company has acquired short term funding which will allow it to continue operations through December 31, 1996. In October, 1996, a greater than 5% shareholder lent the Company $ 60,000 at 10% per annum and is secured by office furniture and equipment. Principal and interest is due on this note on November 25, 1996. Additional funding of $150,000. has been negotiated with another shareholder which bears interest at 12% and is due February 10, 1997. This note is secured by warrants to purchase 600,000 shares of Common Stock, at a purchase price of $0.50 per share. The Company has been forced to significantly curtail its operations and has made drastic cuts in its overhead. The Company's operations consist principally of servicing existing customers. It has suspended its marketing operations and is not acquiring additional platforms until additional financing is in place. The Company intends to offer a combination of Common Stock and warrants in a Regulation D offering for maximum proceeds of $ 1,800,000. If all such proceeds are raised, the Company will have sufficient funds to operate while it continues to develop a long term financial structure. The timing of the proposed offering is subject to a number of factors, certain of which are beyond the Company's control; however, the Company intends to commence this offering in early December 1996.

Future Obligations. During the next twelve months, the Company plans, subject to raising adequate capital, to sell platforms which provide the technology necessary to utilize its Preferred SecureCard, VIP800 and Preferred Collect Service technology, to introduce new products, and to continue refining this technology. Subject to the Company's ability to fund the cost, Management expects the Company to hire or contract with approximately 20 additional persons during the next 12 months, primarily to support its expanded marketing activities.

The ability of the Company to raise capital is, in the opinion of Management, the primary constraint on such business plan. Management estimates that, during the next twelve (12) months, the Company will require approximately

$ 3,500,000 of equity and/or long term debt to finance its costs of marketing and the continued refinement of its services at anticipated levels, with most of these funds being needed to support marketing efforts. In addition, the Company will be required to renegotiate or obtain extensions of its current debt or raise additional funds of approximately $ 1,300,000 to retire its debt. There is no assurance however, that the Company will be able to secure any such renegotiations, financing or extensions of its current debt. In addition, the Company will continue to seek a general termination and mutual release of the provisions of the letter of intent with its investment banking firm relating to future offerings.

The Company was obligated under its agreement with MCI Telecommunications Corporation (MCI) to pay at least $ 1,000,000 per month for transmission services beginning January, 1996. Throughout 1996, negotiations for a mutually beneficial revised agreement took place, but no final revised contract was executed. With the Company's new focus on sales of technology, the need for a carrier agreement is no longer necessary. The Company is currently negotiating with MCI to eliminate its agreement completely and provide its services through traditional long distance service agreements which would be based upon much lower traffic volume requirements. The Company may be obligated to make a substantial payment of previously submitted invoices to terminate its agreement with MCI.

The Company's agreement with Brite Voice Systems, Inc. ("Brite") calls for minimum monthly usage fees of at least $ 20,000 per month through August 15, 1996, $ 25,000 per month through August 15, 1997, and $ 30,000 per month through August 15, 1998 in SecureCard charges. The Company's obligation to Brite is based upon the Company's billable minutes through the Brite system and paid out of revenues as they are received. To the extent that the monthly usage obligation is less than the minimum amounts specified in the governing agreements, the Company would be required to pay Brite the difference between the actual usage charges and these minimums at those times specified in the agreements. At present, the Company's monthly usage is less than the minimum amount. The Company and Brite have executed an agreement to convert monthly minimums of $216,500 which represent minimum payments from January through October into a promissory note bearing interest at prime +2% per annum which was due November 1, 1996 and warrants to purchase 60,000 shares of common stock at a price of $2.44 per share exercisable three years from the date of the note. At this time, the Company is in default of this note.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item  5. Other Information.

Subsequent Events. On October 2, 1996, Brite Voice Systems, Inc. (Brite) executed a Reseller Agreement with the Company which grants a License to the Company to market, on a worldwide basis with two local exceptions, the technology housed on Brite's platform which was jointly developed by the two companies. This agreement was vital to the Company's new strategic focus.

Item 6.  Exhibits and Reports on Form 8-K.

        EXHIBIT
        NUMBER                              DESCRIPTION

         10.1 Promissory Note to Patrik Carlens, in renewal principal amount of $ 65,000, dated as of September 27, 1996.

         10.2 Promissory Note and Security Agreement to Lawrence E. Steinberg, in original principal amount of $ 40,000, dated as of October 11, 1996

         10.3 Promissory Note to Lawrence E. Steinberg, in original principal amount of $ 20,000, dated as of October 14, 1996.

         10.4 Loan Agreement and Promissory note to Bisbro Investments Company, Ltd., in original principal amount of $ 100,000, dated
               November 12, 1996.

         10.5 Warrant Certificate to purchase 600,000 shares of Common Stock issued to Bisbro Investments Company, Ltd.

         27.0 Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PREFERRED/TELECOM, INC.


     November 19, 1996                   \S\Dennis L. Gundy
     -----------------                   ------------------
          Date                              Dennis L. Gundy,  President
                                            (Principal Executive Officer)


     November 19, 1996                   \S\Mary G. Merritt
     -----------------                   ------------------
          Date                              Mary G. Merritt, Secretary/Treasurer
                                            (Principal Financial Officer)