Form 10QSB/A
period 1996-09-30
PREFERRED TELECOM INC
filed 1996-12-06
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  Form 10-QSB/A
                                (Amendment No.1)

{ X }  Quarterly  Report  Pursuant  to Section 13 or 15 (d) of the  Securities
     Exchange Act of 1934 for the Period Ended September 30, 1996. or
{   }  Transition  Report  Pursuant  to Section 13 or 15 (d) of the  Securities
     Exchange  Act of  1934  for  the  Transition  Period  From  _____________to
     _____________

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

     Item 2.Item 2 contained in the Registrant's Form 10-QSB, dated November 19, 1996, for the quarter ended September 30, 1996 is replaced by Item 2 set forth below:
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

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

     The Company has acquired short term funding which will allow it to continue operations through December 31, 1996. In October, 1996, a greater than 5% shareholder lent the Company $ 60,000 at 10% per annum and is secured by office furniture and equipment. Principal and interest is due on this note on January 10, 1997. Additional funding of $150,000. has been negotiated with another shareholder which bears interest at 12% and is due February 10, 1997. This note is secured by a media barter credit under its media purchase agreement. See Note H to the Financial Statements. In addition, the shareholder received warrants to purchase 600,000 shares of Common Stock, at a purchase price of $0.50 per share. The Company has been forced to significantly curtail its operations and has made drastic cuts in its overhead. The Company's operations consist principally of servicing existing customers. It has suspended its marketing operations and is not acquiring additional platforms until additional financing is in place. The Company intends to offer a combination of Common Stock and warrants in a Regulation D offering for maximum proceeds of $ 1,800,000. If all such proceeds are raised, the Company will have sufficient funds to operate while it continues to develop a long term financial structure. The timing of the proposed offering is subject to a number of factors, certain of which are beyond the Company's control; however, the Company intends to commence this offering in early December 1996.

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


                                            PREFERRED/TELECOM, INC.


     December 6, 1996                    /s/Dennis L. Gundy
     -----------------                   ------------------
          Date                              Dennis L. Gundy,  President
                                            (Principal Executive Officer)


     December 6, 1996                    /s/Mary G. Merritt
     -----------------                   ------------------
          Date                              Mary G. Merritt, Secretary/Treasurer
                                            (Principal Financial Officer)