Form 10QSB
period 1996-12-31
PREFERRED TELECOM INC
filed 1997-02-14
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

     { X } Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended December 31, 1996.
                                       0r
     { } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _____________to
_____________
Commission File Number  33-92894

                             PREFERRED/TELECOM, INC.

           Delaware                                      75-2440201
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

12655 N. Central Expwy, Suite 800
Dallas,  TX                                                     75243
------------------------------------------                ---------------------
(Address of Principal Executive                               (Zip Code)
            Offices)

                                    (972)  458-9950
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the Court.                 Yes X     No

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value -  10,860,142  Shares as of January 31, 1997.

Transitional Small Business Format    Yes   X                 No

                                      INDEX


                             PREFERRED/TELECOM, INC.


Part I.  Financial Information

Item 1.   Financial Statements

         Balance Sheets-December 31, 1996, December 31, 1995 and March 31, 1996.

         Statements of Operations-Three Months Ended December 31, 1996; Nine months ended December 31, 1996; Three Months Ended December 31, 1995; Nine months ended December 31, 1995 and for the Year Ended March 31, 1996.

         Statements of Cash Flows-Nine Months Ended December 31, 1995; Nine Months Ended December 31, 1996 and for the Year Ended March 31, 1996.

         Notes to Financial statements - December 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        1

Part II. Other Information                                                     4

Item 1.  Legal Proceedings                                                     4

Item 2.  Changes in Securities                                                 4

Item 3.  Defaults upon Senior Securities                                       4

Item 4.  Submission of Matters to a Vote of Security Holders                   4

Item 5.  Other Information                                                     4

Item 6.  Exhibits and Reports on Form 8-K                                      5

Signatures                                                                     6

                             PREFERRED/TELECOM, INC.

                                 BALANCE SHEETS
                  DECEMBER 31, 1996 AND 1995 AND MARCH 31, 1996


                                                                        DECEMBER 31,         DECEMBER 31,          MARCH 31,
                                                                            1996                 1995                1996
ASSETS                                                                  (UNAUDITED)          (UNAUDITED)           (AUDITED)

      CURRENT ASSETS:
          CASH AND CASH EQUIVALENTS                                    $         39,218      $       800,128     $        42,574
           ACCOUNTS RECEIVABLE, NET OF ALLOWANCE                                136,647               33,308              57,475
           FOR DOUBTFUL ACCOUNTS OF $ 57,903, $-0-
           AND $2,474 RESPECTIVELY
          EMPLOYEE RECEIVABLES                                                    1,529                7,086              13,185
          PREPAID EXPENSES                                                      206,657               37,889              30,917
                                                                     -------------------  -------------------  ------------------

      TOTAL CURRENT ASSETS                                              $       384,050      $       878,411     $       144,151
                                                                     -------------------  -------------------  ------------------
      PROPERTY AND EQUIPMENT:
         COMPUTER EQUIPMENT                                             $       103,663      $       120,410              99,979
         FURNITURE AND FIXTURES                                                  25,143               21,655              24,550
         OFFICE EQUIPMENT                                                         6,082                5,406               6,082
         LEASEHOLD IMPROVEMENTS                                                   6,248                3,356               6,248
         CALL VALIDATION SYSTEM                                                 122,087                  -O-             112,520
         LESS:  ACCUMULATED DEPRECIATION                                        (63,801)             (15,349)            (23,419)
                                                                     -------------------  -------------------  ------------------

      NET PROPERTY AND EQUIPMENT                                        $       199,422      $       135,478     $       225,960
                                                                     -------------------  -------------------  ------------------

      OTHER ASSETS:
         DEPOSITS                                                       $       103,624      $         4,199     $        14,852

         PREPAID EXPENSES                                                       640,000                  -O-                 -O-
         DEFERRED CONTRACT COSTS                                                100,203              149,813             121,576
         DEFERRED DEBT ISSUE COSTS-NET                                            4,387                6,939               4,333
         PATENTS AND TRADEMARKS-NET                                              19,443                  -O-              16,208
         CERTIFICATE OF DEPOSIT                                                  52,039                  -O-              50,445
         STATE CERTIFICATIONS                                                    22,891                  -O-                 -O-
         DEFERRED STOCK ISSUE COSTS                                              68,241                  -O-                 -O-
                                                                     -------------------  -------------------  ------------------

      TOTAL OTHER ASSETS                                                 $    1,010,828      $       160,951     $       207,414
                                                                     -------------------  -------------------  ------------------

TOTAL ASSETS                                                             $    1,594,299       $    1,174,840     $       577,525
                                                                     ===================  ===================  ==================


                                                                        DECEMBER 31,         DECEMBER 31,          MARCH 31,
                                                                            1996                 1995                1996
LIABILITIES AND STOCKHOLDER'S DEFICIT                                   (UNAUDITED)          (UNAUDITED)           (AUDITED)

      CURENT
      LIABILITIES:
        ACCOUNTS PAYABLE                                                $       899,563      $       299,956             526,162
       ACCRUED OPERATING & VACATION EXPENSES                                     43,419               21,400              56,567
       ACCRUED PAYROLL AND RELATED TAX                                          475,421               96,321             162,411
       ACCRUED INTEREST PAYABLE                                                 123,589                6,706              20,866
       NOTES PAYABLE                                                          1,413,100              895,000             985,000
       NOTES PAYABLE-OFFICERS                                                    57,500               57,500              57,500
                                                                     -------------------  -------------------  ------------------

      TOTAL CURRENT LIABILITIES                                         $     3,012,593       $    1,376,883      $    1,808,506
                                                                     -------------------  -------------------  ------------------



      LONG TERM DEBT                                                    $       875,000       $          -0-      $          -0-
                                                                     -------------------  -------------------  ------------------


      COMMITMENTS AND CONTINGENCIES (NOTE G)



      STOCKHOLDERS DEFICIT:
       COMMON STOCK, $0.001 PAR VALUE
         20,000,000 SHARES AUTHORIZED;
         SHARES ISSUED 10,860,142,  8,949,942
         AND 8,949,942 RESPECTIVELY                                    $         10,860     $          8,950     $         8,950
      ADDITIONAL  PAID IN CAPITAL                                             2,898,955            1,916,632           1,916,632
      ACCUMULATED DEFICIT                                                   (5,201,241)          (2,127,625)         (3,156,428)
      TREASURY STOCK - AT COST                                                  (1,868)                  -O-               (135)
      STOCK SUBSCRIPTIONS RECEIVABLE                                                -O-                  -O-                 -O-
                                                                     -------------------  -------------------  ------------------
      TOTAL STOCKHOLDER DEFICIT                                         $   (2,293,294)     $      (202,043)     $   (1,230,981)
                                                                     -------------------  -------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDER DEFICIT                                $    1,594,299       $    1,174,840     $       577,525
                                                                     ===================  ===================  ==================

                             PREFERRED/TELECOM, INC.

                                  STATEMENTS OF
                                   OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
            AND FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                      AND FOR THE YEAR ENDED MARCH 31, 1996



                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                      ---------------------------------------       ----------------------------------------
                                         DECEMBER 31,         DECEMBER 31,        DECEMBER 31,         DECEMBER 31,        MARCH 31,
                                            1996                 1995                 1996                 1995               1996
                                         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)         (AUDITED)
                                      ------------------   ------------------  -------------------  -------------------  -----------

SALES                                    $      217,280       $       40,070       $      696,190       $       54,520  $    159,004

COST OF SALES                                   238,037              116,163              821,933              210,014       344,310
                                      ------------------   ------------------  -------------------  -------------------  -----------

   GROSS PROFIT (LOSS)                   $      (20,757)           $ (76,093)      $     (125,743)      $     (155,494) $  (185,306)
                                      ------------------   ------------------  -------------------  -------------------  -----------

COSTS AND EXPENSES:
  SALES & MARKETING                      $      127,640       $      295,816       $      879,877       $      603,771  $  1,091,453
  GENERAL & ADMINISTRATIVE                      286,092              369,161              905,168              870,250     1,360,693
  INTEREST EXPENSE                                                                        134,025               65,603        86,469
                                                 47,954               25,831
                                      ------------------   ------------------  -------------------  -------------------  -----------

   TOTAL COSTS AND                       $      461,686       $      690,808        $   1,919,070        $   1,539,624  $  2,538,615
     EXPENSES
                                      ------------------   ------------------  -------------------  -------------------  -----------

LOSS BEFORE INCOME TAX                   $    (482,443)       $    (766,901)        $ (2,044,813)        $ (1,695,118)  $(2,723,921)

PROVISION FOR INCOME TAX                            -O-                  -O-                 -O-                  -O-            -O-
                                      ------------------   ------------------  -------------------  -------------------  -----------
NET LOSS                                 $    (482,443)       $    (766,901)        $ (2,044,813)        $ (1,695,118)  $(2,723,921)
                                      ==================   ==================  ===================  ===================  ===========

NET LOSS PER SHARE                       $       (0.05)       $       (0.20)        $      (0.20)        $      (0.23)  $     (0.35)
                                      ==================   ==================  ===================  ===================  ===========

                             PREFERRED/TELECOM, INC.

                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                      AND FOR THE YEAR ENDED MARCH 31, 1996


                                                                        DECEMBER 31,         DECEMBER 31,          MARCH 31,
                                                                            1996                 1995                1996
                                                                        (UNAUDITED)          (UNAUDITED)           (AUDITED)
                                                                     -------------------  -------------------  ------------------

      CASH FLOWS FROM OPERATING
      ACTIVITIES:
        CASH RECEIVED FROM CUSTOMERS                                    $     559,115       $        21,212     $       101,529
        CASH PAID TO SUPPLIERS AND EMPLOYEES                               (1,951,438)           (1,600,726)         (2,359,786)
        INTEREST PAID                                                             -O-               (75,916)            (75,916)
                                                                     -------------------  -------------------  ------------------

               NET CASH USED BY OPERATING                               $  (1,392,323)      $    (1,655,430)    $    (2,334,173)
                    ACTIVITIES
                                                                     -------------------  -------------------  ------------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         CAPITAL EXPENDITURES                                           $     (28,393)      $      (124,727)    $      (246,459)
         PURCHASE OF CERTIFICATE OF DEPOSIT                                       -O-                 -O-               (50,000)
         PROCEEDS FROM SALE OF FIXED ASSETS                                       -O-                 -O-                 3,056
                                                                     -------------------  -------------------  ------------------
               NET CASH USED BY INVESTING                               $     (28,393)      $      (124,727)    $      (293,403)
                    ACTIVITIES
                                                                     -------------------  -------------------  ------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
         PROCEEDS FROM SALE OF STOCK                                    $         180       $     1,939,432     $     1,938,332

         PROCEEDS FROM NOTES PAYABLE                                        1,487,154               587,500             687,500
         INCREASE IN DEFERRED OFFERING COST                                   (68,241)                  -O-                 -O-
         PURCHASE OF TREASURY STOCK
                                                                               (1,733)                  -O-                (135)
         INCREASE IN DEBENTURES PAYABLE                                           -O-                10,000                 -O-
         DECREASE IN STOCK SUBSCRIPTION RECEIVABLE                                -O-                   -O-               1,100
                                                                     -------------------  -------------------  ------------------
               NET CASH PROVIDED BY FINANCING                           $   1,417,360       $     2,536,932     $     2,626,797
                    ACTIVITIES
                                                                     -------------------  -------------------  ------------------
      NET INCREASE (DECREASE) IN CASH AND CASH                          $      (3,356)      $       756,775     $          (779)
          EQUIVALENTS
      CASH AND CASH EQUIVALENTS:
         BEGINNING OF PERIOD                                                   42,574                43,353              43,353
                                                                     -------------------  -------------------  ------------------
         END OF PERIOD                                                  $      39,218       $       800,128     $        42,574
                                                                     ===================  ===================  ==================



      SUPPLEMENTAL SCHEDULE OF NON-CASH
      INVESTING AND FINANCING ACTIVITIES:
          ISSUANCE OF COMMON STOCK IN EXCHANGE FOR
             BARTERING CREDITS                                          $     800,000
          CONVERSION OF DEBENTURE TO COMMON STOCK                              75,000
                                                                     -------------------
      TOTAL NON-CASH INVESTING                                          $     875,000
          ACTIVITIES
                                                                     ===================

                                                                        DECEMBER 31,         DECEMBER 31,          MARCH 31,
                                                                            1996                 1995                1996
                                                                        (UNAUDITED)          (UNAUDITED)           (AUDITED)
                                                                     -------------------  -------------------  ------------------

      RECONCILIATION OF NET LOSS TO
      NET CASH USED BY OPERATING ACTIVITIES:

      NET LOSS                                                         $   (2,044,813)      $   (1,695,118)     $   (2,723,921)
                                                                     -------------------  -------------------  ------------------
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH USED BY OPERATING ACTIVITIES:
         DEPRECIATION                                                  $       40,382       $       12,953      $       25,017
         AMORTIZATION                                                          32,634                8,515              29,604
         (GAIN) LOSS ON SALE OF FIXED ASSETS                                      -O-                  -O-                (636)

         CHANGES IN ASSETS AND LIABILITIES:
            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                        (79,113)             (33,308)            (57,475)
            (INCREASE) DECREASE IN EMPLOYEE RECEIVABLES                        11,656               (7,086)            (13,185)
            (INCREASE) DECREASE IN CERTIFICATE OF DEPOSIT                      (1,653)                 -O-                (445)
            (INCREASE) DECREASE IN DEPOSITS                                   (88,772)              (1,354)            (12,007)
            (INCREASE) DECREASE IN PREPAID EXPENSES                           (15,740)             (36,698)            (29,726)
            (INCREASE) DECREASE IN DEFERRED CONTRACT COSTS                        -0-             (124,813)           (114,500)
            (INCREASE) DECREASE IN STATE CERTIFICATIONS                       (22,891)                 -O-                 -O-
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE                           373,401              299,956             526,162
            INCREASE (DECREASE) IN ACCRUED EXPENSES                           402,586              (78,477)             36,939
                                                                     -------------------  -------------------  ------------------

                                                                        $     652,490       $       39,688      $      389,748
                                                                     -------------------  -------------------  ------------------

      NET CASH USED BY OPERATING ACTIVITIES                             $  (1,392,323)      $   (1,655,430)     $   (2,334,173)

                                                                     ===================  ===================  ==================

                             PREFERRED/TELECOM, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - GENERAL ORGANIZATION

Preferred/telecom, Inc. (the "Company") is a Delaware corporation incorporated in 1992. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995. The Company provides long distance telecommunications services throughout the United States and maintains its principal offices in Dallas, Texas. The Company has not presented financial statements for the period from incorporation in 1992 through May 14, 1994, as the Company did not begin its planning and organizational activities until May 13, 1994. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position of the Company at December 31, 1996, the results of its operations for the three and nine months ended December 31, 1996 and 1995 and the results of the cash flows for the nine months ended December 31, 1996 and 1995. These financial statements should be read in conjunction with the notes to the Company's annual financial statements that were included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996 filed with the Securities and Exchange Commission (the "Commission") on August 2, 1996.

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

LOSS PER SHARE

Loss per share is based on the weighted average number of shares outstanding of 10,574,566 and 10,150,231 for the three months and nine months ending December 31, 1996, respectively; 8,406,453 and 7,419,575 for the three months and nine months ending December 31, 1995, respectively and 7,769,708 for the period ending March 31, 1996.

AMORTIZATION

Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $29,777 and $14,000 for the nine months and three months ended December 31, 1996, respectively; and $11,240 and $ 6,088 for the nine months and three months ended December 31, 1995, respectively; and $ 10,303 for the fiscal year ended March 31, 1996.


                          NOTES TO FINANCIAL STATEMENTS

AMORTIZATION (CONTINUED)

The cost of patents and trademarks are being amortized on the straight line over a period of 15 years. Amortization expense charged to operations as of December 31, 1996 was $ 2,857, $ 6,926 and $ 559 for the three months and nine months and for the fiscal year ended March 31, 1996, respectively.

NOTE C-NOTES PAYABLE-RELATED PARTIES

Notes payable to related parties consist of the following:

                                                                                    DEC. 31,         DEC. 31,          MARCH 31,
                                                                                     1996                       1995
                                                                                  ----------                --------
     1996

Notes payable to a director and officer, dated Sept. 1,1994
and June 12, 1996, due on Oct. 1, 1996 and June 12, 1998,
and unsecured, interest payable semi-annually at a rate of
prime + 2% (8.25% at Dec. 31, 1996 and March 31, 1996
and 7% per annum).                                                              $    67,500      $      7,500      $     7,500

Notes payable to a director and officer, dated June 5,1994
due on Oct. 1, 1996 and unsecured, interest payable semi-
annually at a rate of prime + 2% (8.25% at Dec. 31, 1996
and March 31, 1996).                                                                 50,000           50,000            50,000

Notes Payable to Pegasus  Settlement  Trust (PST), a stockholder of the Company.
The beneficiary and a trustee of PST are officers of the Company.  The notes are unsecured  and bear interest at rates  ranging from prime  rate(8.25%  and 9% at
December,  1996 and March, 1996) with the principal and accrued interest payable at maturity on various dates through
January 31, 1997                                                                    590,946          550,000           650,000

Notes payable to a stockholder of the Company and several  affiliated  trusts of which the stockholder is the trustee.  The notes are unsecured and bear interest at rates of 9% and 10% per annum and prime (8.25% at December 31, 1996 and March
1996) with principal and accrued interest payable at
various dates through November 26, 1996                                             385,000          225,000           225,000

         Total related party notes payable                                      $ 1,093,446        $ 832,500         $ 932,500

Interest expense charged to operations related to the related party notes payable was $69,974 and $23,977 for the nine months and three months ended December, 1996, respectively; and $43,678 and $ 18,898 for the nine months and three months ended December, 1995, respectively; and $ 78,943 for the fiscal year ended March 31, 1996.

NOTE D-LONG TERM DEBT

Long-term debt consisted of the following at December 31, 1996 and 1995 and March 31, 1996:

                                                                                      DEC. 31,         DEC. 31,          MARCH 31,
                                                                                       1996              1995              1996
Notes payable dated various dates from May 20, 1996 through  September 24, 1996, secured by common stock with  principal and accrued  interest due at maturity on various dates through September 24, 1998. 437,500 warrants to purchase shares of common stock at $ 1.50 per share expiring from dates in May
through September, 1998 were issued to the note holders                              $ 875,000**      $     -0-         $     -0-

                  Total                                                              $ 875,000        $     -0-         $     -0-

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

NOTE E - COMMON STOCK:

STOCK PURCHASE WARRANTS

At December 31, 1996, the Company had outstanding warrants to purchase 2,572,400 shares of the Company's common stock at prices which ranged from $0.04 per share to $2.44 per share. The warrants are exercisable at any time and expire on dates ranging from January 27, 1998 to June 3, 2001. At December 31, 1996, 2,572,400 shares of common stock were reserved for that purpose.

CHANGE IN AUTHORIZED SHARES

On March 15, 1995, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

On July 25, 1995, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 15,000,000 to 20,000,000.

COMMON STOCK RESERVED

At December 31, 1996, shares of common stock were reserved for the following purposes:

                  Exercise of stock warrants                           2,572,400
                  Conversion of convertible debentures                    23,333
                  Exercise and future grants of stock options
                        and stock appreciation rights                    396,000

                           Total                                       2,991,733

NOTE F - STOCK OPTION PLAN:

On November 1, 1994, the Company adopted a stock award and incentive plan which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The plan originally reserved 450,000 shares of common stock for grant, of which 54,000 shares have been purchased, leaving 396,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan.

Under the terms of the plan, options granted may be either nonqualified or incentive stock option, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At December 31, 1996, options to purchase 77,500 shares at exercise prices of $0.10 to $1.50 per share have been granted. No stock appreciation rights have been granted at December 31, 1996.

NOTE G - COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENT

The Company has entered into a non-cancelable operating lease for office facilities under a lease agreement which commenced on February 1, 1996 and expires on August 31, 2002. Minimum future rental to be paid on non-cancelable leases as of December 31, 1996 for each of the next five years in the aggregate are:


                          NOTES TO FINANCIAL STATEMENTS

NOTE G - COMMITMENTS AND CONTINGENCIES: (CONTINUED)


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

Total rent expense charged to operations $96,517 and $31,313 for the nine months and three months ended December 31, 1996, respectively; and $25,410 and $ 8,839 for the nine months and three months ended December 31, 1995, respectively; and $ 49,661 for the fiscal year ended March 31, 1996.

LETTER OF CREDIT

At December 31, 1996, the Company had a $50,000 outstanding letter of credit expiring February 1, 1998. The letter of credit is for the benefit of the lessor of office space facilities and may be drawn in the event of default. The letter of credit is secured by a certificate of deposit in the amount of $52,039.

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

The MCI agreement is for a period of 46 months. The Company has a liability equal to fifteen (15) percent of the remaining minimum payments in the event of termination prior to expiration by the Company or MCI under certain conditions. The remaining liability amounts to a maximum of $ 6,000,000. Currently, 60% of the Company's collections from the sale of long distance are being paid to MCI, subject to subsequent adjustments for over and underpayments.

OTHER COMMITMENTS

On April 19, 1995, the Company entered into a three year equipment and services agreement with Brite Voice Systems, Inc. (BVS) for BVS to provide the Company with voice-activated calling card services. Under the terms of this agreement, the Company paid BVS an initial fee of $89,500 and minimum monthly payments, starting at $ 20,000 per month, for months one through twelve (1-12) and escalating to $ 25,000 per month in months thirteen through twenty-four (13-24) and $ 30,000 in months twenty-five through thirty-six (25-36) of the agreement. The Company renegotiated the BVS Agreement to reduce the monthly minimums from $ 25,000 to $3,000 per month effective November 1, 1996. The total minimum monthly commitments amount to $ 367,000 over the term of the agreement, $ 58,500 of which have not yet become payable.




                          NOTES TO FINANCIAL STATEMENTS

NOTE H - BARTER TRANSACTION

On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 400,000 shares of common stock at a value of $ 2.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. In connection with this agreement, the Company issued Proxhill a warrant to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share. The warrants expire on June 3, 2001.

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

In the first and second quarters ended September 30, 1996, the Company received total proceeds of $875,000 in connection with a private offering of $10,000 notes bearing interest at 7% and warrants to purchase 5,000 shares of common stock at a price of $1.50. The offering was closed on September 30, 1996. This amount, however, was insufficient to fund the Company's operations. The Company has been forced to significantly curtail its operations and made drastic cuts in its overhead. The Company's operations, at this time, consist principally of servicing existing customers. The Company has suspended its marketing operations and is not acquiring additional platforms until additional funding is acquired. The Company borrowed $ 60,000 from a shareholder in October, 1996. In November and December, 1996 the Company borrowed $150,000 from a lender. This short term funding allowed the Company to continue its curtailed operations only through January 31, 1997. The Company has negotiated the sale of certain assets to Brite Voice systems, Inc. ("Brite") which should close in early February. This agreement requires settlement of the total MCI debt for a negotiated sum of $250,000, reduces the Brite note by more than one-half and provides some working capital, which should be sufficient through March 15, 1997. The Company intends to make a private placement in the form of common stock and warrants in the maximum amount of $1.8 million. If this maximum amount is raised, the Company should be able to resume marketing operations beyond March 15, 1997.

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

In the nine months period ended December 31, 1995 the Company booked revenues of $ 54,520 for services and the direct costs associated with generating sales was $ 210,014. During the nine months ended December 31, 1996, the Company booked revenues of $ 696,190. Of this amount, 18% was attributed to the SecureCard product. The remainder of the Company's revenue was derived from 1+ and 800 service. Direct cost of sales for the nine months period ending December 31, 1996 was $ 821,933 or 118.1% of sales. Of that amount, $ 158,500 related to contractual minimums, very little of which represented payment for actual services. In part, this is due to the costs of the basic infrastructure that the Company put into place and is required regardless of the level of sales.

During the fiscal year ended March 31, 1996, the Company booked $ 159,004 in revenue and $ 344,310 in direct expenses associated with the sale of SecureCard and other telecommunications services. Of these direct expenses, $ 140,000 related to paying contractual minimums. For the nine months ended December 31, 1996, sales and marketing expenses were 125% of sales, and general and administrative expenses were 150% of sales. Each of these ratios are considerable less than the equivalent ratios for the Fiscal year ended March 31, 1996, down from 722% and 697% respectively.

The Company has reevaluated its marketing efforts and product strategies as expenses continue to exceed revenues. The Company now recognizes that the services it pioneered are applicable not only in the end-user long distance markets but also in the newly-competitive local calling arena and the realm of wireless communications. The Company has negotiated the divestiture of its end-user long distance customer base. The strategic focus will then be on providing its products to domestic and international interexchange carriers and other telecommunications service providers who wish to offer speech recognition-enhanced services as a value added product to their customers, and to corporations who wish to make the convenience of speech recognition available to its employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 1996 were $ 39,218. During the period from inception , May 1994 through September 30, 1995, the Company's operations were funded primarily through loans of $ 1,255,000 of which an aggregate of $ 822,500 was borrowed from the Company officers, directors, and a greater than 5% beneficial owner. In March, 1995 the Company conducted a private offering of convertible debentures in which debentures due in September 1996 with an aggregate principal amount of $ 122,500. were sold. In October, 1995, $ 12,500 of those debentures were converted to common stock("the Common Stock"), par value $ 0.001 per share, of the Company. In July, 1996, $ 15,000 of those debentures were converted to Common Stock. By the terms of the debenture, when the debenture came due on September 27, 1996 the holder was due principal, interest and penalties for a sum due of $ 125,000. Of this amount, $ 60,000 was converted to 40,000 shares of the Company's Common Stock, and $ 65,000 of the debenture was replaced by a convertible note due March 27, 1997. This note bears interest at a rate of 8.5% per annum and is convertible into Common Stock at the conversion rate of $ 1.50 per share. In October 1995, the Company conducted a Regulation S offering and sold 1,000,000 shares of Common Stock at $ 1.50 per share. Additionally, in October and November 1995, the Company conducted an offering of eight percent (8%) convertible debentures in accordance with Regulation D under the Securities Act of 1933 (the "Securities Act"). The principal of the debentures was to be due March 31, 1997 with interest payable quarterly commencing December 31, 1995. Under the terms of the debenture offering, the $375,000 generated was converted to Common Stock in November, 1995. From the $ 1,875,000 generated, notes due to non-affiliates in the amount of $ 300,000. were repaid with the associated interest. The remainder was available for working capital and payment of vendor payables.

In April, 1996 the Company commenced a private offering of notes and warrants ("Units") with maximum proceeds to the Company of $ 800,000 with each Unit consisting of (i) a note in the principal face amount of $ 10,000 bearing interest at a rate of 7% per annum, with principal and interest payable two years from the date of issue and (ii) warrants to purchase 5,000 shares of Common Stock, at an exercise price of $ 1.50 per share at any time within two
(2) years after issuance of the warrants.

In June, 1996, the terms of the offering were amended to increase the size of the offering from 80 Units to a maximum of 150 Units or proceeds to the Company of $ 1,500,000. Also in this amendment the Company altered the repayment terms to the promissory note by means of an addendum to the note stating that the Company contemplated raising capital in an underwritten public offering and after payment of expenses of the underwriting would apply proceeds of such offering to repayment of the notes issued in the private offering . The funds sought in the offering were intended only to permit the Company to continue operations and meet its material operating obligations while it sought additional funding sufficient for long term implementation of its business plan. The offering was closed on September 30, 1996 , after the Company had raised $ 875,000 in the private placement.

The Company entered into a letter of intent with an investment banking firm to underwrite on a firm commitment basis, a proposed Four Million Dollar ($
4,000,000)  public offering of the Company's  securities.  The  underwriting was subject to numerous conditions upon which ultimately the Company and the investment banking firm could not agree. Therefore, the Company has terminated its plans to conduct a public offering at this time. Although the provisions of the letter of intent relating to the public offering have terminated, the letter of intent grants to the investment banking firm a right of first refusal to act as the Company's investment banker with regard to future offerings, and certain acquisition/disposition transactions and provides for the payment of a substantial fee to the investment banking firm for a breach of these provisions. The Company requested a general termination and mutual release in order to move forward with other means of financing. To date, the investment banking firm has agreed to waive compensation on the near term financing requirements of the Company but has not provided a release with respect to other transactions.

The Company acquired short term funding which allowed it to continue operations through January 31, 1997. In October, 1996, a greater than 5% stockholder lent the Company $ 60,000 at 10% per annum and is secured by office furniture and equipment. Principal and interest was due on this note January 10, 1997. The Company is currently in default on this note. Additional funding of $ 150,000 was negotiated with another stockholder which bears interest at 12% and is due February 10, 1997. This note is secured by a media barter credit under its media purchase agreement. See Note H to the Financial Statements. In addition, the stockholder received warrants to purchase 600,000 shares of Common Stock, at an exercise price of $ 0.50 per share. The Company has been forced to significantly curtail its operations and has made drastic cuts in its overhead. The Company's operations, at this time, consist principally of servicing existing customers. It has suspended its marketing operations and is not acquiring additional platforms until additional financing is in place.

The Company has negotiated the sale of all assets related to its long distance services to Brite Voice Systems, Inc. (Brite) with an effective closing date of January 31, 1997. This contract requires settlement of the total debt to MCI through January 31, 1997 for a negotiated sum of $ 250,000; reduces the Brite note by more than one-half, initiates a monthly payment plan for repayment of the Brite note, and provides some working capital which should be sufficient through March, 1997. The Company intends to offer a combination of Common Stock and warrants in a Regulation D offering for maximum proceeds of $ 1,800,000. If all such proceeds are raised, the Company will have sufficient funds to operate while it continues to develop a long term financial structure. The timing of the proposed offering is subject to a number of factors, certain of which are beyond the Company's control; however, the Company intends to commence this offering in late February, 1997.

Future Obligations. During the next six months, the Company plans, subject to raising adequate capital, to sell platforms which provide the technology necessary to utilize its Preferred SecureCard, VIP800 and Preferred Collect

Service technology, to introduce new products, and to continue refining its products. Subject to the Company's ability to fund the cost, Management expects the Company to hire or contract with approximately 16 persons during the next 12 months, primarily to support its expanded marketing activities.

The ability of the Company to raise capital, in the opinion of Management, is the primary constraint on execution of its business plan. Management estimates that, during the next twelve (12) months, the Company will require approximately $ 3,500,000 of equity and/or long term debt to finance its costs of marketing and the continued refinement of its services at anticipated levels, with most of the funds being used to support marketing efforts. In addition, the Company will be required to renegotiate or obtain extensions of its current debt or raise additional funds of approximately $ 1,600,000 to retire its debt. There is no assurance, however, that the Company will be able to secure any renegotiations, financing or extensions of its current debt. In addition, the Company will continue to seek a general termination and mutual release of the provisions of the letter of intent with its investment banking firm relating to future offerings.

The Company  was  obligated , under its  agreement  with MCI  Telecommunications
Corporation (MCI), to pay at least $ 1,000,000. per month for transmission services beginning January, 1996. Throughout 1996, negotiations for a mutually beneficial revised agreement took place, but no final revised agreement was executed. With the Company's new focus on sales of platforms, and the sale of its long distance services to Brite, the need for a carrier agreement is no longer necessary. The Company has negotiated a full and final release of all obligations under the MCI service agreement.

The Company is subject to monthly minimum fees under its agreement with Brite. The Company had committed to pay Brite at least $ 20,000. per month in SecureCard charges through August, 1996. The minimum obligations to Brite increased in September, 1996 to $ 25,000 and $ 30,000 in September, 1997. In November, this agreement was amended and monthly minimums were reduced to $ 3,000 per month. The Company's obligation to Brite is based upon the Company's billable minutes through the Brite system and paid out of revenues as they are received. To the extent that the monthly usage is less than the minimum amounts specified in the governing agreements, the Company would be required to pay
Brite the difference between the actual usage charges and these minimums at those times specified in the agreements. At this time, the Company's usage is less than the minimum amount. The Company and Brite executed an agreement to convert the monthly minimums for the period January through October, 1996 into a promissory note in the amount of $ 216,500 due November 1, 1996. This note bears interest at prime plus 2% per annum and warrants to purchase 60,000 shares of common stock at a price of $ 2.44 per share exercisable three years from the date of the note. On November 1, 1996, the note was renegotiated and interest due of $ 5,654.21 was rolled into a new note in the amount of $ 222,154.21. In conjunction with the sale of the long distance service to Brite, of the asset purchase price $ 143,000 was used to pay down the note and the balance of $ 84,931.31 is payable in eleven equal installments beginning March 1, 1997.

Certain of the information contained in Parts I and II of this form 10-QSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause the actual results to differ from the Company's expectations are set forth herein and under the caption "Risk Factors" in the Company's prospectus dated August 15, 1995. In addition to those risk factors, the following factors could cause actual results to differ from the Company's expectations.

The Company has been unable to compete in the new long distance environment with the passage of the Telecommunications Act of 1996. The Company will change its business focus to providing its speech recognition products to telecommunications service providers. There is no assurance that the new business strategy will be successfully developed. In its new business strategy, the Company is still dependent upon third parties. In this case, it depends on Brite to supply platforms to resell to service providers and to write sofware applications for the Company's products. Brite has not granted a non-exclusive license to the technology in its products. Accordingly, there can be no assurance that Brite will not license similar technology to other telecommunications service providers. The Company's speech recognition product incorporates applications of speech recognition-based call automation for the telecommunications industry which are, in terms of the underlying core technology, similar to products offered by competitors that have greater name recogition and marketing resources such as Lucent Technologies, Brite, InterVoice, Inc., Octel, etc. Any or all of these companies could conceivably develop applications that directly compete with the Company's products and services. AT&T, Sprint, Southwestern Bell, GTE and others have recently announced speech recognition products. Development and utilization of new technology by the Company's competitors may have a significant adverse impact on the Company's ability to activate its new business plan. In addition, an important factor is the Company's ability to raise sufficient capital to execute its business plan and meet its obligations. It also must work out payment terms with its creditors in order to avoid having the creditors take actions that would subvert the Company's operations. Therefore, the actual results that are achieved may differ materially from any such forward looking information.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities.

(a)  There have been no material changes in securities during the period.

(b) There have been no material changes in the class of securities or the rights of the holders of the registered securities.

(c) In November, 1996, the Company granted an option ("the Option") to Bisbro Investments, to purchase 600,000 shares of the Company's Common Stock, par value $ 0.001 per share, with an exercise price of $ 0.50 per share, which exercise price is based on a 2:1 reverse split of outstanding shares of Common Stock being consummated. The Option is exercisable for a period of three (3) years from the date of issuance, November 12, 1996. The Option was granted in connection with a loan made by Bisbro to the Company in the principal amount of $ 150,000 (the "Note"). The Note bears interest at prime and is secured by the media purchase agreement discussed in Section H of the Notes to the Financial Statements. Principal and interest on the note is due February 10, 1997.The Option was issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item  5. Other Information.

Subsequent Events. On February 4, 1997 an Asset Purchase Agreement was entered into with Brite Voice Systems, Inc. whereby the Company will sell to Brite all right, title and interest in certain assets. These specific assets include the Company's end-user customer base as of February 1, 1997 to include all documents, notebooks, files and records on each customer relating to customer billing, collection and customer service operations; all documents, files and records relating to tariffs, both state and federal; all documents, files and records relating to individual authority to do business in various states throughout the United States; the currently being developed software system for billing and customer service; all rights in the Company's Carrier Identification Code (CIC); all Section 214 authority granted by the Federal Communications Commission; and certain portions of the Barter Agreement. The purchase does not include Accounts Receivable for any traffic prior to February 1, 1997. The
Company will provide Brite with Billing, Collection and Customer Service assistance for six (6) months on a contract basis only to enable a smooth transition. The total purchase price is $ 743,000 which will be distributed as follows: $ 250,000 to MCI in full and final settlement of the Company's liability, $ 143,000 in partial payment of the November note to Brite, $ 9,000 for Brite services November, 1996 through January, 1997 and $ 341,000 to the
Company. A new note to Brite was executed for the balance of $ 84,831.31, payable in monthly installments beginning March 1, 1997. It is anticipated these funds will allow the Company to make partial payments to creditors and maintain reduced operations through March.

Item 6.  Exhibits and Reports on Form 8-K.

       EXHIBIT
      NUMBER                                DESCRIPTION

2.1  Asset   Purchase   Agreement   between  Brite  Voice   Systems,   Inc.  and
     Preferred/telecom, Inc. dated February 4, 1997.

10.1 Restated Loan Agreement and Promissory Note to Bisbro Investments Company, LTD. in original principal amount of $ 150,000, dated November 12, 1996.

10.2 Option Agreement for 600,000 shares of Common Stock with Bisbro Investments Company, Ltd. in connection with the Promissory Note dated November 12, 1996.

10.3 Amendment to Loan Agreement and Promissory Note with Bisbro Investments Company, LTD. stating that loan was funded in two portions, $ 100,000 on November 12, 1996 and $ 50,000 on December 27, 1996.

10.4 Promissory Note dated November 1, 1996 to Brite Voice Systems, Inc. in the amount of $ 222,154.21, payable in monthly installments and cancels previous note of $ 216,500. for monthly minimums due.

10.5 Promissory Note to Lawrence E. Steinberg, in original principal amount of $ 40,000, dated as of October 11, 1996. (Incorporated by reference to Exhibit
     10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, which was filed November 15, 1996.)

10.6 Promissory Note to Lawrence E. Steinberg, in original principal amount of $ 20,000, dated as of October 14, 1996. (Incorporated by reference to Exhibit
     10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, which was filed November 15, 1996.)

27.0 Financial Data Schedule

The Company did not file herewith any reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PREFERRED/TELECOM, INC.

February 13, 1997                       /s/Dennis Lee Gundy
------------------                      --------------------------------
Date                                    Dennis Lee Gundy, President
                                        (Principal Executive Officer)




February 13, 1997                       /s/Mary G. Merritt
------------------                      --------------------------------
Date                                    Mary G. Merritt, Secretary/Treasurer
                                        (Principal Financial Officer)