Form 10-K
period 1999-03-31
PREFERRED VOICE INC
filed 1999-12-01
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

         Commission File Number 33-92894
                              PREFERRED VOICE, INC.
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                         75-2440201
---------------------------------------     ------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

6500 GREENVILLE AVENUE
SUITE 570
DALLAS, TEXAS                                                 75206
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                   (Zip code)

                                  214-265-9580
                              --------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b)
           of the Exchange Act:                   Name of Each Exchange
           Title of Each Class                     on Which Registered
           -------------------                    ---------------------
                 NONE                                    N/A


Securities registered under Section 12(g) of the Exchange Act:
                                                  COMMON STOCK, $0.001 PAR VALUE
                                                  ------------------------------
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                  Yes          No       X
                       ------        -------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $180,383.00

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 17, 1999 was approximately $9,750,926. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of October 31, 1999, there were 11,440,990 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes        No   X
                                                  ------    -------

                              PREFERRED VOICE, INC.


                                                                           Page
PART I
     Item 1.  Description of Business.....................................   1
     Item 2.  Description of Properties...................................   8
     Item 3.  Legal Proceedings...........................................   8
     Item 4.  Submission of Matters to a Vote of Security Holders.........   8

PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters....   9
     Item 6.  Management's Discussion and Analysis or Plan of Operations..  11
     Item 7.  Financial Statements........................................  16

PART III
     Item 9.  Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act..  17
     Item 10. Executive Compensation......................................  18
     Item 11. Security Ownership of Certain Beneficial
              Owners and Management.......................................  18
     Item 12. Certain Relationships and Related Transactions..............  20
     Item 13. Exhibits, List and Reports on Form 8-K......................  22



SIGNATURES................................................................  24

INDEX TO EXHIBITS.........................................................  25

                                     PART I


     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

                         ITEM 1: DESCRIPTION OF BUSINESS

Background of the Company

     The Company integrates and markets speech recognition technologies to be used by telecommunications providers, to enhance a provider's overall package of voice services. The Company's key product, the Voice Integrated Platform ("VIP System" or the "System"), successfully integrates the Philips Speech Pearl Natural Dialog, Philips Speech Processing's speech recognition technology, with the Company's proprietary software application. The System is designed to utilize standard industrial grade hardware and a rack-mountable microprocessor-based computing system, with a Windows NT operating system. The System has been developed for collocation at the telecommunication provider's central office switch. With the VIP System, a provider's subscriber can use natural conversational speech to access a variety of enhanced service applications. The Company believes that the Philips speech recognition technology that its System incorporates is superior to other similar technologies and that its VIP System's enhanced services will become standard telephony options offered by telecommunications providers in the 21st century.

     The Company was incorporated in Delaware in 1992 under the name of Direct Connect, Inc. and began operations in the telecommunications industry under the name of Preferred Telecom, Inc. in April 1995. The Company began as a long distance telecommunications carrier with a variety of enhanced services, however, in February 1997 the Company sold to Brite Voice Systems, Inc. ("Brite") a number of assets, including the Company's end-user customer base. The Company elected to sell these assets because it believed that the growth prospects of this aspect of the business were limited. The Company has since focused on enhanced telephone services that feature speech recognition technology, believing that there are larger market opportunities in offering enhanced speech recognition services to telecommunications providers.


The Market and Market Strategy

     Incumbent Local Exchange Carriers ("ILECs") comprise the largest market of telecommunications providers. Of the approximate 1,700 ILECs in the United States, 1,400 have less than 50,000 lines each. These ILECs comprise fifteen to twenty percent of the ILEC market and approximately 40 million lines. ILECs already have an existing subscriber base, and the Company believes that most of them desire to add enhanced service options to increase revenue and deter potential competition. The Federal Communications Commission reported that in 1998 alone, the local telephone common carriers spent over $12 billion on upgrading to digital central office switches, which enable them to provide their subscribers the latest enhanced services. Many ILECs have already begun to utilize outboard platforms for certain call processing services, as well as voice mail, however, the Company believes that the convenience of its System will draw many ILECs to use its collocated Systems.

     Wireless Communications Carriers ("WCCs") have an estimated 80 million subscribers nationwide. The Federal Communications Commission ("FCC") has sold spectrum for up to eight operators per market in each of the 722 FCC designated wireless markets in the United States. A report from Cahners In-Stat Group estimates that by the year 2002, medium and large businesses will spend over $117 billion on wireless equipment and services, more than double the $54 billion they spent in 1998. The WCCs need to capitalize on this growth. The Company believes that WCCs want to differentiate themselves from each other and be competitive so that many are beginning to offer their subscribers enhanced services, including voice messaging and voice activated services. In addition, WCCs are under pressure from regulatory authorities to provide wireless phone subscribers a safer method for using their phones while driving.

     The Company's customers are telecommunications providers, primarily ILECs and WCCs, with a greater marketing effort to be made to competitive local exchange carriers ("CLECs") in the future. These companies are already offering some enhanced services to their subscribers, such as voice mail, call forwarding, call waiting and caller identification systems. In order to remain competitive, however, ILECs, CLECs and WCCs are providing subscribers more enhanced services. The Company believes that its VIP System, with its enhanced speech recognition service, provides a solution to satisfy this need.

     Government regulation requires telecommunications providers to look for new solutions to provide disabled persons equal access to their systems. The Company's System may be able to provide a solution for telecommunication providers' obligations to the disabled. Section 255 of the Telecommunications Act of 1996 requires a provider of telecommunications service to ensure that its service is accessible to and usable by individuals with disabilities, if readily achievable. The Company's VIP System with its voice activated services would allow people with limited manual dexterity, limited reach or strength, limited or no vision, or other disabilities to access the national telecommunication network. The Texas legislature also passed an act "relating to expanding the specialized telecommunications devices assistance program and contracts for special features of the telecommunications relay access service." This act took effect on September 1, 1999 and expands an existing voucher program, allowing the Public Utilities Commission and the Texas Commission for the Deaf and Hard of Hearing to issue vouchers and provide other financial assistance to individuals with disabilities that impair the individuals' ability to effectively access the telephone network. The act allows the vouchers to be used to purchase certain specialized services. Originally, this law applied only to the hearing disabled, but the legislature amended the original act so that people with other disabilities, without the use of their hands or vision for example, could also receive vouchers for qualifying services. The Company intends to pursue authorization for the VIP System's services as qualifying services. The Company believes that its System is the only economically feasible voice dialing and activated service that many telecommunications providers can make available to people with a disability.

     There is also government regulation being proposed regarding the use of wireless phones while driving. A report published by the National Conference of State Legislatures in 1999 stated that at least 22 states since 1995 have proposed bills concerning cellular telephones in automobiles. Although none of the bills have passed, legislation is still pending at this time in Georgia, Illinois, New Jersey, Pennsylvania and New York. All of these states, except for New Jersey which prohibits use of a car phone while driving, have proposed legislation that restricts the use of hand-held telephones while driving. In at least one municipality, use of a cell phone while driving is prohibited unless both hands are on the steering wheel. Legislation of this sort requires cellular telephone companies to provide enhanced services so that they can keep generating revenue from their subscribers who make many of their calls while on the road. The Company believes that its voice activated dialing and message services, along with the hands-free speaker phones and headsets available in the market, will provide WCCs with a means of complying with the proposed regulations and make WCCs using the Company's product and services leaders in the industry.

     Primary Markets
     ---------------

     THE ILECS. The Company believes that its revenue sharing market strategy is the most economically viable method for many ILECs to provide speech recognition enhanced services to their subscribers. The ILECs and WCCs are the two primary markets in which the Company has focused its marketing efforts, offering these telecommunications providers a revenue sharing opportunity. The Company focuses on these markets because the providers in these markets have an existing customer base. In the first phase of the marketing process, the Company has identified and contacted 528 ILECs with more than 5,000 access lines. In phase two, the Company intends to concentrate on those ILECs with 3,000 to 5,000 access lines and in phase three the Company will focus its marketing efforts on those ILECs with 3,000 or fewer access lines. The Company does not intend to market to the larger telephone companies until it establishes a strong market presence in the medium and smaller telephone company market.

     The Company's VIP System platform is designed to work in the telephone company's central office, collocated alongside an ILEC's central office switch. Unlike many other enhanced service companies' boxes, the Company's VIP System is connected to the ILEC's switch via industry standard T-1 circuits utilizing direct inward dial trunks.

     The Company will provide and install the VIP System without charge. However, the Company enters into a revenue sharing arrangement with the ILEC based upon the revenue generated through sales of the enhanced services. Most contracts require that the ILEC generate at least $2,000 per month per System or for the ILEC to pay the difference if that amount is not reached, otherwise the contract may be terminated.

     The ILECs are responsible for billing and collecting revenue generated from the VIP System's enhanced services. However, the VIP System can produce customer information for marketing or billing use. In addition, the Company will assist each telecommunications provider to market the services by providing various co-branded advertising materials the Company has designed and by training the ILEC's sales force and customer service staff.

     The Company has signed test agreements with Sleepy Eye Telephone Company in Minnesota dated May 27, 1999 and Northeast Pennsylvania Telephone Company dated May 18, 1999. These test agreements provide that the Company will provide a System to each ILEC for a sixty day period during which time the Company will be responsible for all testing and customer provisioning while the ILECs are responsible for providing collocation space for the System and for billing and collection services. At the end of the test period, the ILEC may choose to enter into the Standard Contract as set forth below.

     The Company has already executed agreements providing for a long-term revenue sharing arrangement with the following companies on the following dates:

               o Southwest Texas Telephone Company in Texas dated September 21, 1999 (4,000 subscribers)

               o Kaplan Telephone Company in Louisiana dated October 13, 1999 (4,000 subscribers)


     THE WCCS. Of the approximately 722 wireless markets in the United States, there are 416 rural service areas and 306 metropolitan service areas that have multiple providers serving the same markets. The Company believes that many wireless providers want to offer the benefits of speech recognition services to their subscribers in order to maintain their customer base, but the WCCs often find such services to be cost prohibitive. As with the ILECs, the Company offers WCCs the VIP System and installation without charge. The Company recoups its costs in the revenue sharing arrangements it has negotiated with the WCCs. These arrangements are based on the same percentages used with the ILECs. The WCCs, like the ILECs, are responsible for the billing and collecting, and like the ILECs they will also receive assistance from the Company in marketing the VIP System enhanced services. The Company has already entered into revenue share arrangements with the following companies:

               o Rural Cellular Corporation dated September 25, 1999 (240,000 subscribers)

               o Kaplan Telephone Company in Louisiana dated October 13, 1999 (6,000 subscribers)

               o Midwest Wireless Communications dated November 8, 1999 (125,000 subscribers)


     STANDARD ILEC/WCC CONTRACT. The Company uses the same standard form of Software License Agreement and Marketing Agreement for each ILEC and WCC that it services. The Software License Agreement grants each participating ILEC or WCC a license to use the Company's software and all subsequent improvements in the ILEC's or WCC's local calling areas. The Company retains title to the software and requires that the ILEC's and WCC's keep all information related to the software confidential. The term of the Software License Agreement coincides with that of the Marketing Agreement.

         The Marketing Agreements have provisions to remain in effect for up to ten years. In the Marketing Agreement, the Company agrees to install the VIP System at the switch location for the participating ILECs and WCCs and commence testing following installation. The participating ILECs and WCCs then have the right to accept or reject the System after testing is completed. Once the participating ILEC or WCC has accepted the System, it is required to use its best efforts to promote the sale of the Company's services to subscribers. The participating provider is responsible for billing and collection on the services, but the pricing is jointly agreed upon by the Company and the provider. The ILECs and WCCs agree that they will not install any system, for testing or otherwise, that competes with the VIP System in the area designated under the Marketing Agreement. The Company agrees to provide marketing materials, technical support and training to the ILECs and WCCs and their personnel. The Company also provides in the Marketing Agreement that it may use the System to provide services directly to its own subscribers in the ILEC's or WCC's designated area.

         Secondary Markets
         -----------------

         The Company has also marketed its services to CLECs. CLECs face a distinct challenge because they must rely on ILECs to provide the final link in the communications path to subscribers or expend significant resources to build their own network. The Company is not currently focusing on CLECs because most CLECs do not currently have the customer base to support the Company's revenue sharing agreement. The Company, however, has contracted to sell thirty-nine VIP System boxes to KMC Telecom Holdings, Inc. ("KMC") for installation and use. In exchange for an initial licensing fee for each market, the Company's contract with KMC grants KMC a license to use the Company's software and all subsequent improvements of the software in certain designated markets. The number of markets covered by the agreement may be expanded up to a defined maximum number on prior written notice to the Company. As with the ILEC and WCC agreements, the Company agrees to install and test the System, after which time KMC can accept or reject the System. The Company has agreed not to install VIP Systems or to license such systems to others in the designated markets. The Company also has agreed to provide KMC technical support and training for KMC personnel. Two years after the Systems are accepted in a licensed market, KMC must begin paying monthly fees for use of the Systems. Throughout the term of the agreement, KMC may also be required to pay a support fee for training and related support done by the Company in the designated markets. If the Company desires to provide services directly to its own subscribers in the designated markets, the Company must pay KMC $1.25 per month per subscriber.

         In addition to its agreement with KMC, the Company has signed a collocation agreement with NEXTLINK Texas, Inc. ("NEXTLINK") to place VIP System platforms in their central office switch locations in the Dallas area. Under the Company's agreement with NEXTLINK, the Company is granted a license to install, operate and maintain its VIP System in a certain portion of NEXTLINK's switching center in exchange for the Company's payment of certain initial and monthly fees for such collocation. The Company has placed boxes in the Dallas area that service direct subscribers of the Company's services.

         In conjunction with the collocation agreements, the Company has signed Master Distributor Agreements with several companies to market the Company's services directly to the end user in six large metropolitan areas. The companies and the markets they cover are Best Voice, Inc. in Miami, Florida; Voice Retrieval, Inc. in Dallas, Texas; Answering Service Inc. in Detroit, Michigan; Amerivoice Telecommunications, Inc. in Milwaukee, Wisconsin; In Touch Solutions, L.L.C. in Myrtle Beach, South Carolina; Voicenet New Media, Inc. in Boston, Massachusetts and Nomis Communications, Inc. in Houston, Texas. The Company has not yet installed VIP Systems in these areas. The form of Master Distributor Agreement that has been signed by all participating master distributors allows the distributor to market and sell the Company's services directly to the end user and through other distributors whom the master distributor is to identify and contact. The master distributor receives certain marketing materials and collateral support from the Company. The Company may authorize other distributors in the master distributor's market area, but will direct those distributors to work with the master distributor, who pays a fee to acquire the right to sell the Company's services in a specific market. The Company provides the master distributor with commissions for accounts acquired based upon the revenues billed and collected for such accounts. These agreements typically have an initial term of three years. The Company is not actively marketing directly to subscribers.

         The Company has been engaged in Beta testing the VIP System in CLEC environments for 18 months. In particular the Company had to work on systems that would be able to readily produce billable call records. Although the Company had received assurances from the CLECs with whom it was testing its equipment that they would be able to produce call records, the Company experienced various problems. In addition to working with the CLECs, the Company has approached various switch manufacturers about solutions to such problems. The Company believes that it has solutions for the billing problems and is now completing the Beta testing phase. The Company expects to be able to roll out pricing for its offerings to its master distributors in the first quarter of 2000 so that they may begin their selling efforts.

         The Company utilizes direct mail, telemarketing, and personal sales calls to contact and market its product and services to telecommunications providers in the targeted markets:

Product and Services

         The Company's proprietary speech-interaction software, a part of the VIP System, is able to provide the ILECs and WCCs with a host of speech recognition enhanced services to help comply with applicable regulations and increase revenues.

         The Product
         -----------

         The Company has developed what it believes to be a unique system that integrates Philips' Speech Pearl Natural Dialog speech recognition software and the Company's proprietary software called the VIP System. The Company believes that its new hardware and software system provides the wide variety of new speech recognition enhanced services being sought by providers in a deregulated telecommunications industry. With the VIP System, a telecommunications provider can offer its subscribers a variety of speech recognition and call processing services. The VIP System will work in conjunction with the switching platforms of a number of commonly used technologies, including the Lucent 5ES(2), Nortel DMS-100/500, and Siemens/Stromberg Carlson Switches.

         The VIP System is an intelligent call processing system that is capable of identifying subscribers. All access lines are connected in such a way as to allow the VIP System to identify the provider. The System has the capability of archiving call traffic information that may be retrieved and collected for marketing and billing purposes. The VIP System is also equipped with technology capable of monitoring, reloading and restarting the VIP System in the event of system failure.

         Traditional call processing systems engage at least two ports during an entire call to process incoming and outgoing information while the conversation takes place. The VIP System utilizes release link technology which allows the call to be processed rapidly using speech recognition or dual tone multi-frequency (DTMF) dialing. After dialing, the System drops off of the call as the call is routed to the correct phone number by the telecommunication provider's switch. The VIP System speech recognition software recognizes the words of the caller and the Company's proprietary software looks up the telephone number in that subscriber's directory and then hands the call back to the switch for dialing and other call processing functions. With the release link technology, the VIP System can process over 7,000 calls per hour in a single 48 port system.

         The VIP System's speech recognition software works in conjunction with over 15 separate enhanced service applications the Company has created with its own software, some of which are discussed below. The Company uses speech recognition technology created by Philips Speech Processing to process natural dialogue speech for the Company's operating and software systems. The speech recognition software, which is based on phonetics, may be programmed to be speaker dependent or speaker independent. The software recognizes spoken words or sentences and completes the call as instructed. The speech recognition software allows callers to use continuous digit speech without requiring users to change the cadence of their speech or speak between beeps to fit a speech recognition template or prompt. The Company has not yet signed a definitive licensing agreement to use the Philips Speech Pearl Natural Dialog software, but has signed a letter of intent regarding the terms of such an agreement.

         The Services
         ------------

         The following speech recognition enhanced services are currently available through the VIP System for delivery to subscribers by participating providers:

         EMMA THE PERFECT RECEPTIONIST. The Company's VIP System software provides telephone subscribers with the first remote accessed automated attendant service. Emma answers the subscriber's phone with a custom greeting and listens as a caller speaks a name, department, or location listed in the subscriber's voice dialing directory. Emma the Perfect Receptionist then routes the call to the person, department or location requested.

         SMART LINE. This application allows a subscriber to receive calls at any phone. The subscriber must notify the System of a change in his or her location by giving voice commands to the System. A name from the subscriber's voice dialing directory can be used as the new "locate" phone number. Incoming calls for the subscriber are routed to the pre-programmed "locate" phone number. That phone number can be either local or long distance, as required. The Smart Line may also be used to screen calls allowing the subscriber to take the incoming call or forward it to voice mail.

         MY ONE SPECIAL NUMBER. Using the "locate" technology that facilitates the Smart Line, the Company's VIP System allows a child to reach his or her parents, wherever they are, with one telephone number. Each child is given a tag by the participating telecommunications provider or by the Company with "One Special Number" on it. A teacher, daycare provider or the child can call that number, and the call will immediately be routed to the parent without requiring the child to remember multiple telephone numbers because the parent is able to remotely program the "locate" phone number.

         ** TALK. Star Star Talk is a speech recognition service that may be accessed by a residential or business telephone customer. First, a person placing a call lifts the receiver and presses ** on the keypad to access the VIP System. Then the subscriber speaks a name, number or location from his or her personal directory or a common directory, such as the local telephone company's directory. The System then routes the call to the appropriate party. There is also an option for the disabled to access the VIP System. By lifting the receiver or turning on the speakerphone and waiting three seconds, the telephone switch will automatically activate the VIP System, and the System will prompt the subscriber to speak a name, number or location to be dialed.

         SAFETY TALK. With this service, a person placing a call on his or her wireless phone presses the appropriate speed dial code to access the VIP System. The customer then speaks a name, number or location from the personal directory that he or she previously created. The System then routes the call to the appropriate party. This service eliminates the need for the subscriber to look up or dial a phone number while driving.

         CORPORATE FAX. By pressing one button, multiple users of a subscriber's fax will be able to speak the name of a person or entity to whom they wish to fax a document. The speech recognition software will dial the appropriate number listed in the Company's directory and complete the call.

         CORPORATE DIRECT. This application is designed for subscriber companies with multiple wireless phone users. A subscriber dials one number and speaks the name of the person or location to which the caller wishes to be connected initiating the voice activated dialing feature for completion of the call.

         INTELLIGENT CALL SCREENING. The VIP System also provides call screening, which gives the subscriber the name of the caller, not just a phone number. The Company's technology informs the subscriber who is calling and allows the subscriber to choose to accept or deny the call. If the call is denied, the VIP System will forward the call to the subscriber's voice mail.

         ELECTRONIC TALKING PHONE BOOK. This service allows a provider to load its entire database of business and residential customers into the VIP System. Any person making a call in a participating provider's area is able to press 411 or dial a local access number and speak the city and name of the business or person listed. Like the current live directory assistance systems, the automated system provides the caller with the number and gives them the option to be connected. This application may be used as a substitute for an ILEC's, CLEC's or WCC's current 411 service and provides the ILECs, CLECs and WCCs with a method for reducing their costs for directory service operators. As with the 41l service, the ILECs, CLECs and WCCs may also use the service to increase revenue by charging a nominal fee for the connection of a call. In the Electronic Talking Phone Book, the ILECs, CLECs and WCCs may also enter a list of the businesses in the Yellow Pages of the phone book. If such a service is offered, a subscriber could ask for a list of a certain type of business, such as airlines, and EMMA would read back the appropriate names. As with the 411 service, the VIP System could then complete the call for the customer for an extra charge.

         SECURE CARD. The Secure Card is a speech recognition voice activated long distance calling card. A Secure Card subscriber will be able to dial an 800 access number and speak a security code, and the System will place a call from their personal voice directory. This card adds a low-cost long-distance service to the list of options provided to subscribers.

Competition

          The speech recognition services market is competitive with rapid technological innovations. The Company expects competition to continue to increase as ILECs, WCCs, and CLECs seek to offer their customers enhanced services and to distinguish themselves from other telecommunications providers. Many of the Company's current competitors have longer operating histories, greater name recognition, established customer bases and substantially greater financial, technical, marketing, sales and other resources than the Company. The Company believes that the principal factors affecting competition in the speech recognition services market are ease of use, overall technical performance, price, and reliability. The Company believes that it competes effectively in these areas.

         Some of the Company's competitors are Wildfire Communications, Inc. ("Wildfire"), General Magic, Inc. ("General Magic"), and Webley Systems, Inc. ("Webley"). Wildfire and Webley, both private companies, market a virtual assistant that uses voice activated and speech recognition software to track and answer voice mail, e-mail and fax. General Magic has developed a similar service, but it has used it to focus on providing voice services through the Internet. Accessline Technologies, Inc., Call Sciences Ltd. and Intellivoice
Communications, Inc. are also voice service providers offering applications primarily for use on the Internet and wireless phone systems. These companies focus on marketing services directly to the end user.

         Intervoice-Brite, Inc. ("Intervoice") is the leading supplier of customer premise equipment that provides call processing and voice recognition services. Intervoice has a significant market share and markets to businesses and network operators. Intervoice's revenues have steadily increased over the past several years. Intervoice markets directly to subscribers and to larger ILECs. The Company, on the other hand, markets to small to medium ILECs and WCCs; therefore, the Company does not believe that Intervoice is a significant competitor at this time.

         Other competitors offering voice recognition applications include Glenayre Electronics, Inc., Centigram Communications, Periphonics Corporation, Nortel Networks, Octel (a division of Lucent) and Aspect Communications, all of which price their systems for marketing to larger telephone companies. Compaq, IBM and Lucent also have voice and call processing systems that they market to larger telephone companies, but it is a small portion of their respective businesses. Companies such as AT&T, MCI/Worldcom, Inc., Sprint Corporation and a number of wireless phone companies provide their customers with voice mail and call forwarding features, applications that the Company will be marketing in conjunction with its speech recognition applications. The Company does not intend to market to the larger telephone companies until it establishes a strong market presence in the medium and smaller telephone company markets.

         The Company expects that additional competition will develop. That competition may include large companies with substantially greater financial, marketing and technical resources than those available to the Company. Such competition could adversely affect the revenues and operating results of the Company.


Customer Service

         The Company has developed an automated customer service called "Help Me" that can assist subscribers with their services. If a subscriber has a question regarding any of the applications to which the subscriber has subscribed, the automated "Help Me" has scripted instructions which tell the subscriber how to use the different applications.

"Help Me" will be programmed to pull up the particular scripted directions to explain how to use the services which the subscriber has chosen.

         In addition, the Company intends to train employees of the participating telecommunication providers' customer service force to answer certain questions related to the services. Therefore, the telecommunication providers' employees, with the assistance of the "Help Me" service, would be able to answer the common questions subscribers will have about their service.

         The Company intends to assist the ILECs, CLECs and WCCs if there are problems with the VIP System platform. The Company intends to have a 24 hour, 7 day a week customer service line for the ILEC and WCC customer service representatives or other employees to call with service questions. In addition, the Company has designed a monitoring system that will continuously poll the VIP System to assure that it is operating correctly. If the monitoring system detects any problems with the VIP System, it will set off an alarm that will send a signal by modem, simultaneously paging and calling a representative of the Company so the problem can be immediately corrected. In addition, the ILECs and WCCs will be provided back-up components, such as the Dialogic cards that help operate the System, to install in the event a System ceases to function properly. The Company believes that this high level of customer service and support will help them market the VIP System to a greater number of telecommunications providers.

Employees

         As of November 17, 1999, the Company had 15 employees, all of whom are full time.


Patents, Trademarks and Copyright

         The Company relies on a combination of trade secret, copyright and non-disclosure agreements to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. Furthermore, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

         The Company's software will be licensed to customers under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of the Company's products will be difficult, and any significant piracy of its products could materially and adversely affect the Company's financial condition and results of operations.

         The Company relies on the Philips Speech Pearl Natural Dialog software. The Company has not yet signed a definitive licensing agreement to use the software, but has signed a letter of intent regarding the terms of such an agreement. The Speech Pearl Natural Dialog software is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurances that the developers of such software will otherwise continue to make the product available to the Company on commercially reasonable terms, will enter into a definitive agreement with the Company or will continue to remain in business. The inability to obtain and maintain any of the Company's software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect the Company's business, operating results and financial condition.

         The Company is not aware that any of its software products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its current or future products. The Company expects that software product developers will increasingly be subject to infringement claims. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company has received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Secure Card and Use Your Voice.


Research and Development

         The Company has spent the last two years developing its proprietary software in conjunction with testing the Philips Speech Processing software to create the VIP System. The Company estimates that it has spent $413,109 during the last two fiscal years on such research and development activities.


                        ITEM 2: DESCRIPTION OF PROPERTIES

         The Company's executive offices are located in Dallas, Texas. The Company leases 6,123 square feet of space in a facility as a tenant. The term of the lease is through December 31, 2003 and the rent is presently $6,662.67 per month through December 31, 1999, after which point it will be increased each year thereafter.


                            ITEM 3: LEGAL PROCEEDINGS

         As of October 31, there were no material legal proceedings pending against the Company.


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted for vote to the security holders, through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending March 31, 1999 and March 31, 1998. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.


                                 OTC ELECTRONIC
                                 BULLETIN BOARD
                                    BID PRICE


FISCAL 1998                          HIGH                          LOW
1st Quarter                          $4.00                         $0.875
2nd Quarter                          $2.25                         $0.781
3rd Quarter                          $1.00                         $0.510
4th Quarter                          $2.062                        $1.25
FISCAL 1999
1st Quarter                          $3.25                         $1.865
2nd Quarter                          $2.875                        $1.00
3rd Quarter                          $1.25                         $0.75
4th Quarter                          $2.75                         $0.687

         On November 17, 1999, the bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $1.625.

         As of September 30, 1999, there were approximately 830 holders of record of the Common Stock.

         The Company has not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and in any subsequent period for which financial information is required and has no intention of doing so in the foreseeable future.


Recent Sales of Unregistered Securities

The Company also hereby incorporates all the transactions listed in the "Certain Relationships and Related Transactions" section as recent sales of unregistered securities that should be listed as such pursuant to Item 701 of Regulation S-B.

On April 23, 1998, the Company issued Invest, Inc. a warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before November 12, 1999. On October 5, 1999, Invest's warrants were extended to November 12, 2000 and were repriced to $1.25.

On September 3, 1998, the Company issued Eugene Starr a warrant to purchase 2,500 shares of common stock of the Company at an exercise price of $3.00 per share on or before September 3, 2000.

On September 3, 1998, George Michael and Tom Bolger, formerly MBRK, agreed to convert $55,987.00 of the amount owed by the Company to them, as vendors, in exchange for shares of the Company. The Company issued Mr. Michael 107,474 shares of common stock at $0.50 per share for the respective portion of the debt owed to him. The Company issued Mr. Bolger 4,500 shares of common stock at $0.50 per share for the respective portion of the debt owed to him.

On September 30, 1998, the Company issued JMG Capital Partners a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before September 30, 2001.

On September 30, 1998, the Company issued Triton Capital Investments a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before September 30, 2001.

On November 1, 1998, the Company issued J. Steven Emerson a warrant to purchase 50,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before November 1, 2001.

On December 30, 1998, the Company issued In Touch Solutions, L.L.C. a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before December 30, 2000.

On December 30, 1998, the Company issued Answering Service, Inc. a warrant to purchase 30,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before December 30, 2000.

On December 30, 1998, the Company issued Amerivoice Telecommunications, Inc. a warrant to purchase 40,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before December 30, 2000.

On December 30, 1998, the Company issued Voicenet New Media, Inc. a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before December 30, 2000.

On December 30, 1998, the Company issued Best Voice, Inc. a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before December 30, 2000.

On December 30, 1998, the Company issued Nomis Communications, Inc. a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before December 30, 2000.

On February 10, 1999, the Company issued Edwin G. Bowles a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before February 10, 2001.

On March 31, 1999, the Company issued Kathryn Jergens a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $0.84 per share on or before March 31, 2004.

All of the transactions referred to in this section are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act except those securities that were sold to Capital Growth Fund, Ltd. ("Capital"), Bisbro Investments, Ltd. ("Bisbro") or Universal Asset Fund, Ltd. ("Universal") which were offered pursuant to Regulation S.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate;
2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to negotiate a favorable licensing agreement for the speech recognition technology or to adequately protect the Company's intellectual property; 10) a failure by the Company or its third party vendors to accurately assess and prepare for any problems that may arise related to the year 2000; (11) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 12) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Overview

         The Company began operations in April 1995 as a traditional 1+ long-distance reseller. The need to distinguish itself from other resellers led it to concentrate on enhanced services utilizing voice recognition call completion technology. The Company contracted with Brite to develop a switching platform that incorporated its service applications with voice recognition technology acquired through a licensing agreement with Voice Control Systems, Inc.

         Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, the Company decided to sell its long distance customer base and assets in early 1997. The Company also concluded that the underlying architecture used by Brite to develop its services would not be flexible enough to continue to create a variety of services in the future. Therefore, the Company reduced its staff and overhead and began its focus on developing its own proprietary software.

         From June of 1997 until April of 1998, all corporate activities were focused on the development and testing of services to be deployed to the public through a platform the Company calls the VIP System. In late April 1998 the first operational VIP System was collocated in a switch environment. The initial sales activity focused its efforts on introducing the concept of voice dialing to prospective customers to gauge consumer response with respect to pricing, features and viability of the services provided.

         In December of 1998, the Company realized that the resources necessary to sell and market its services directly to subscribers would require extensive amounts of working capital and began researching venues which already had inherent customer bases. The first distribution channel that the Company explored was master distributors in various cities and states around the country. The Company believes this will be a source of customer addition once the Company is in the position to locate its VIP Systems in the master distributor marketing areas. The second is through revenue sharing directly with ILECs, WCCs, and CLECs. This avenue is extremely attractive to the Company because these entities already have customer bases and the infrastructure to service large number of customers.

         The Company is at a very early stage of implementing its business plan. It is subject to risks inherent in the establishment and deployment of technology with which the consumer has very little experience. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, the public will be more apt to accept and utilize its many features. In order for the Company to succeed it must secure adequate financial and human resources to meet its requirements; establish and maintain relationships with telecommunications providers; facilitate integration with various switch environments; establish a lead time for delivery of hardware; achieve user acceptance for its services; generate reasonable margins on its services; deploy and install VIP Systems on a timely and acceptable schedule; respond to competitive developments; mitigate risk associated with obtaining patents and copyrights and other protections of intellectual property; and continually update its software to meet the needs of end users. Failure to achieve these objectives could adversely effect the Company's business, operating results and financial condition.

Results of Operations

         The Company recorded a net loss of $690,598, or $0.10 per share, for the year ended March 31, 1999, compared to a net loss of $381,991 or $0.07 per share, for the year ended March 31, 1998, and a net loss of $1,708,672 or $0.33 per share, for the year ended March 31, 1997. The net loss per share for the year ended March 31, 1997 included the loss for the period and a net loss from the discontinued operations of $1,365,547 and gains of $527,181 and $253,694 from disposal of a business segment and extinguishment of debt respectively. Excluding the effect of these adjustments, the loss per share for the year ended March 31, 1997, would have been $0.22 per share.

         Total Sales

         Total revenue for the year ended March 31, 1999 was $180,383, compared to $6,874 and $0 for the years ended March 31, 1998 and 1997 respectively. Total revenues consisted of master distributor fees for specific marketing rights and service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line" services. Revenues in 1998 consisted of service fees.

         The Company anticipates that revenues from the sale of its services will grow gradually in the first half of 2000 as it installs VIP Systems in the ILECs and WCCs which have already signed revenue sharing agreements and as VIP Systems are purchased and installed at KMC's switch locations. The Company does not anticipate substantial revenues going forward from the sale of master distributorships, as it has had in the past year. However, the Company does anticipate significant revenue growth in the second half of the year as more ILEC, WCC, and CLEC agreements are completed.

         Cost of Sales

         Cost of sales for the year ended March 31, 1999 was $15,033, compared to $2,206 and $0 for the years ended March 31, 1998 and 1997, respectively. In 1999 and 1998, cost of sales consisted of service costs associated with providing the Company's "Emma the Perfect Receptionist" and "Smart Line" services.

         Selling, General and Administrative

         Selling, general and administrative expenses for the year ended March 31, 1999 were $768,024 compared to $425,304 and $954,213 for the years ended March 31, 1998 and 1997, respectively. The increase from 1998 to 1999 was due to staffing increases and additional marketing efforts of the Company's Emma services. The decrease from 1997 to 1998 was due to the implementation of the Company's 1997 restructuring plan, which resulted, among other things, in a substantial decrease in number of employees, lease space and general overhead.

         The Company expects that selling, general and administrative expenses will increase in fiscal year 2000, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, the Company believes that such expenses will not increase proportionately with revenue from sales.

         Restructuring

         In the first quarter of 1997, the Company began to implement a restructuring plan designed to reduce operating expenses and allow it to dedicate all of its cash flows to software and service development. Drastic headcount reduction and overhead elimination allowed the Company the needed resources to develop the VIP system and the services it is now marketing.

         Research and Development

         The Company has not expensed any research and development costs for the years stated on its financial statements, but has capitalized cost of $413,109 for development of its software and hardware for the year ended March 31, 1999, in comparison to $233,093 and $103,086 for the years ended March 31, 1998 and 1997 respectively.

         Extraordinary Items

         The Company has recognized income from the extinguishment of debt of $88,828 for the year ended March 31, 1999 and $217,442 and $253,694 for the years ended March 31, 1998 and 1997 respectively.

         Income Taxes

         As of March 31, 1999, the Company had cumulative federal net operating losses of approximately $5.9 million, which can be used to offset future income subject to federal income tax through the year 2019.

Liquidity and Capital Resources

         Throughout fiscal 1998 and 1999, the Company has continued to sustain operating losses that have resulted in the use of its cash reserves. The Company's cash and cash equivalents at March 31, 1999 were $41,750 compared to $82,284 and $64,858 respectively for the years ended March 31, 1998 and 1997.

         In June of 1997, the Company conducted a Regulation S offering and sold $480,000 of 12% convertible debentures due December 25, 1997. From this offering $320,000 was received in cash and a note issued on November 12, 1996 with accrued interest was converted into this offering. On February 19, 1998, $160,000 of the debentures was converted into 183,908 shares of the Company's common stock. On September 30, 1998, the remaining $320,000 was converted into 367,816 shares of the Company's common stock.

         In March of 1998 and again in May of 1998, the Company entered into a sale leaseback arrangement under which the Company sold two of its VIP Systems, each for a $100,000 and leased them back for a period of three years. In November 1998, the Company agreed to issue 579,971 shares of common stock to the lessor in exchange for the release of the then past due lease payments and release of the future liabilities.

         In September of 1998, the Company borrowed $100,000 from a more than 5% beneficial owner. The note is unsecured and bears interest at 10% per annum with principal and interest due on various dates through October 16, 1999.

         From June 1998 until January of 1999, three separate shareholders lent the Company varying amounts totaling $193,000. On June 18, 1999, the full $193,000 was converted into 386,000 shares of the Company's common stock.

         From December of 1998 through March 31, 1999, the Company received $170,000 from the sale of Master Distributorships to seven different entities.

         On March 31, 1999, the Company borrowed $43,000 from a more than 5% beneficial owner. The note is unsecured and bears interest at 12% per annum with the principal and interest due on March 30, 2000. The note is convertible into shares of common stock at a conversion price of $1.00 per share.

         In April 1999, the Company borrowed $200,000 from three separate individuals. The loans accrue interest at 12% per annum due at various dates between April 7, 2000 and April 23, 2000. On June 28, 1999, $100,000 of these notes were used to exercise 200,000 warrant shares of the Company's common stock. $25,000 of a remaining note plus interest of $1,381 was converted into 26,381 shares of the Company's common stock, and the remaining $75,000 plus interest of $3,353.76 was repaid to the note holders.

         On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by June 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments, beginning July 2002 and continuing through July 2009.

         On July 1, 1999 pursuant to Section 4(2), the Company conducted an offering of 320,000 shares of the Company's common stock at $1.25 per share providing the Company with $400,000 working capital.

         The Company requires additional capital to meet its current and future obligations. On November 4, 1999, the Company signed a finders agreement with a Colorado securities firm whereby the firm on a non-exclusive basis will introduce the Company to companies or other business opportunities which represent potential investment dollars.


Future Obligations

         During the next twelve months, the Company plans, subject to raising adequate capital, to increase substantially the marketing of its VIP Systems, to introduce new services, and to continue refining the services it currently provides. Subject to the Company's ability to fund the cost, management expects the Company to hire or contract with approximately 25 additional persons during the next twelve (12) months, primarily to support its expanding marketing activities and system installations. At November 17, 1999, the Company employed fifteen (15) employees.

         The ability of the Company to raise capital is, in the opinion of management, the primary constraint on the implementation of its business plan. Management estimates that during the next twelve (12) months, the Company will require approximately $3,000,000 of equity and/or long term debt to finance its costs of marketing, system deployment, and continued refinement of its services. In addition, the Company will be required to obtain extensions of its current debt or raise additional funds of approximately $943,000 to retire its debt. There is no assurance that the Company will be able to secure any such financing or extensions of its current debt.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems and/or software may need to be upgraded or replaced to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

         The Company has reviewed its own software products and believes that there will be no adverse impact with the Year 2000 date change. All of the Company's products are designed to record, store, and process calendar dates occurring before and after January 1, 2000 with the same full year accuracy (i.e. four numeric characters instead of two).

         An impact analysis has been conducted to identify the risk of failure within the Company's in-house computer systems. The Company believes that there will be no adverse impact with the Year 2000 date change. However, this risk to the Company's business relates not only to the Company's computer systems, but also to some degree to those of the Company's suppliers and customers. The Company has developed a policy to ensure that all key customers, suppliers and strategic partners operate and provide Year 2000 compliant systems and software. The Company is currently collecting certifications from third parties on compliance. Also, there is a risk that existing and potential customers may not purchase the Company's products in the future if the computer systems of such existing or potential customers are adversely impacted by the Year 2000 date change.

          Based on the information to date, the Company has completed its Year 2000 compliance review and made necessary modifications. However, the issue is complex and no business can guarantee that there will be no Year 2000 problems. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

                          ITEM 7. FINANCIAL STATEMENTS


                                                                            PAGE

Independent Auditors' Report.................................................F-1

Financial Statements:

     Balance Sheets .........................................................F-2

     Statements of Operations ...............................................F-4

     Statement of Stockholders' Deficit......................................F-5

     Statements of Cash Flows................................................F-7

     Notes to Financial Statements....................................F-9 - F-20

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
   and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                                    PHILIP VOGEL & CO. PC




                                                    Certified Public Accountants

DALLAS, TEXAS

SEPTEMBER 15, 1999

                                               PREFERRED VOICE, INC.

                                                  BALANCE SHEETS
                                              MARCH 31, 1999 AND 1998




                                                                                    1999               1998
                                                                               --------------     ---------------
         ASSETS

Current assets:
     Cash and cash equivalents                                                    $    41,750         $    82,284
     Accounts receivable, net of allowance for doubtful
         accounts of $-0- in 1999 and $86,166 in 1998                                     860                   0
     Employee receivables                                                               2,500                   0
                                                                                  -----------         -----------

         Total current assets                                                     $    45,110         $    82,284
                                                                                  -----------         -----------


Property and equipment:
     Computer equipment                                                           $   223,046         $   136,061
     Furniture and fixtures                                                            16,934              18,134
     Office equipment                                                                  12,493               9,303
     Computer software                                                                190,063              97,032
                                                                                  -----------         -----------

                                                                                  $   442,536         $   260,530
     Less accumulated depreciation                                                    161,049              83,218
                                                                                  -----------         -----------

         Net property and equipment                                               $   281,487         $   177,312
                                                                                  -----------         -----------

Other assets:
     Prepaid expenses                                                             $   761,018         $   800,000
     Deposits                                                                          81,535              84,410
     Deferred debt issue costs - net                                                        0               2,869
                                                                                  -----------         -----------

         Total other assets                                                       $   842,553         $   887,279
                                                                                  -----------         -----------

                                                                                  $ 1,169,150         $ 1,146,875
                                                                                  ===========         ===========



                                                                                    1999               1998
                                                                               --------------     ---------------

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                             $   363,834         $   361,187
     Accrued payroll and payroll taxes                                                226,755             140,236
     Accrued interest payable                                                         248,967             316,940
     Accrued operating expenses                                                        13,041              13,004
     Accrued vacation                                                                   6,570               4,812
     Current maturities of long-term debt                                              53,000           1,160,000
     Deferred gain on sale - leaseback transaction                                          0              23,375
     Note payable                                                                      50,866              50,866
     Notes payable - related parties                                                  100,000             956,746
                                                                                  -----------         -----------

              Total current liabilities                                           $ 1,063,033         $ 3,027,166
                                                                                  -----------         -----------

Long-term liabilities:
     Deferred gain on sale - leaseback transaction                                $         0         $    46,749
     Notes payable - related parties                                                  590,946                   0
     Long-term debt, net of current maturities                                        253,000                   0
                                                                                  -----------         -----------

         Total long-term liabilities                                              $   843,946         $    46,749
                                                                                  -----------         -----------

Commitments and contingencies (Note I)

Stockholders' deficit:
     Common stock, $0.001 par value;
         20,000,000 shares authorized; shares
         issued 9,695,681 and 6,134,330, respectively                             $     9,695         $     6,134
     Additional paid-in capital                                                     5,192,033           3,315,785
     Accumulated deficit                                                           (5,937,689)         (5,247,091)
                                                                                  -----------         -----------

                                                                                  $  (735,961)        $(1,925,172)
     Treasury stock - 385,224 and 385,224
        shares, respectively, at cost                                                   1,868               1,868
                                                                                  -----------         -----------

         Total stockholders' deficit                                              $  (737,829)        $(1,927,040)
                                                                                  -----------         -----------

                                                                                  $ 1,169,150         $ 1,146,875
                                                                                  ===========         ===========

                                               PREFERRED VOICE, INC.

                                             STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997




                                                                1999              1998               1997
                                                           -------------    --------------      -------------
Sales                                                        $  180,383      $    6,874          $          0

Cost of sales                                                    15,033           2,206                     0
                                                             ----------      ----------          ------------

         Gross profit                                        $  165,350      $    4,668          $          0
                                                             ----------      ----------          ------------

Costs and expenses:
  General and administrative expenses                        $  768,024      $  425,304          $    954,213
  Interest expense                                              176,752         178,797               169,787
                                                             ----------      ----------          ------------

         Total costs and expenses                            $  944,776      $  604,101          $  1,124,000
                                                             ----------      ----------          ------------

Loss from continuing operations before income taxes          $ (779,426)     $ (599,433)         $ (1,124,000)

Provision for income taxes                                            0               0                     0
                                                             ----------      ----------          ------------

Loss from continuing operations before
   extraordinary item                                        $ (779,426)     $ (599,433)         $ (1,124,000)

Discontinued operations (Note L):
  Loss from operations of discontinued business
    segment (less applicable income taxes of $-0-)                    0               0            (1,365,547)

  Gain on disposal of business segment (less applicable
     income taxes of $-0-)                                            0               0               527,181

Extraordinary item:
  Gain from extinguishment of debt (less applicable
     income taxes of $-0-)(Note M)                               88,828         217,442               253,694
                                                             ----------      ----------          ------------

Net loss                                                     $ (690,598)     $ (381,991)         $ (1,708,672)
                                                             ==========      ==========          ============

Per share amounts:
  Loss from continuing operations                            $    (0.11)     $    (0.11)         $      (0.22)
                                                             ==========      ==========          ============
  Loss from operations of discontinued business segment      $     0.00      $     0.00          $      (0.26)
                                                             ==========      ==========          ============
  Gain on disposal of business segment                       $     0.00      $     0.00          $       0.10
                                                             ==========      ==========          ============
  Gain from extinguishment of debt                           $     0.01      $     0.04          $       0.05
                                                             ==========      ==========          ============
     Net loss                                                $    (0.10)     $    (0.07)         $      (0.33)
                                                             ==========      ==========          ============

                                               PREFERRED VOICE, INC.

                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                                  Shares of common stock
                                                            ------------------------------------------------------------------
                                                             Authorized         Issued         Outstanding        In treasury
                                                            -------------  --------------   ---------------  -----------------
Balance - March 31, 1996                                     20,000,000        8,949,942         8,904,942            45,000

     Issuance of common stock - June 3, 1996                          0          400,000           400,000                 0
     Exercise of stock warrants - June 28, 1996                       0        1,406,200         1,406,200                 0
     Conversion of 8.5% debentures - July 2, 1996                     0           10,000            10,000                 0
     Exercise of stock options - September 8, 1996                    0           45,000            45,000                 0
     Purchase of treasury stock                                       0                0          (280,000)          280,000
     Conversion of 8.5% debentures - September 27, 1996               0           40,000            40,000                 0
     Exercise of stock options - November 27, 1996                    0            9,000             9,000                 0

     Forgiveness of stockholder debt                                  0                0                 0                 0

     One-for-two reverse stock split - February 24, 1997              0       (5,429,720)       (5,267,220)         (162,500)

     Net loss for the year                                            0                0                 0                 0
                                                             ----------       ----------        ----------          --------

Balance - March 31, 1997                                     20,000,000        5,430,422         5,267,922           162,500

     Conversion of 8.5% debenture - June 12, 1997                     0           20,000             20,000                0
     Exercise of stock options - December 15, 1997                    0          450,000            450,000                0
     Issuance of common stock - December 30, 1997                     0           50,000             50,000                0
     Conversion of 12% debenture - March 5, 1998                      0          183,908            183,908                0
     Acquisition of treasury stock                                    0                0           (222,724)         222,724

     Net loss for the year                                            0                0                  0                0
                                                             ----------       ----------        -----------         --------


Balance - March 31, 1998                                     20,000,000        6,134,330          5,749,106          385,224

     Conversion of 7% debentures - June 24, 1998                      0           11,259             11,259                0
     Conversion of 8.5% debenture - June 30, 1998                     0           27,881             27,881                0
     Conversion of 7% debentures - July 31, 1998                      0          209,587            209,587                0
     Conversion of 7% debenture - August 31, 1998                     0           10,450             10,450                0
     Conversion of 10% debentures - August 31, 1998                   0          869,276            869,276                0
     Conversion of related party notes - September 30, 1998           0           48,975             48,975                0
     Conversion of 12% debentures - September 30, 1998                0          367,816            367,816                0
     Conversion of 7% debenture - October 20, 1998                    0           11,373             11,373                0
     Conversion of equipment lease agreement - November 5, 1998       0          579,971            579,971                0
     Conversion of 7% debenture - December 29, 1998                   0           79,662             79,662                0
     Conversion of 7% debenture - December 30, 1998                   0          159,323            159,323                0
     Conversion of 7% debentures - December 31, 1998                  0          603,142            603,142                0
     Conversion of 7% debentures - January 4, 1999                    0          156,554            156,554                0
     Conversion of 7% debentures - January 7, 1999                    0          119,199            119,199                0
     Conversion of 7% debenture - January 8, 1999                     0           20,930             20,930                0
     Conversion of 7% debentures - January 11, 1999                   0          130,060            130,060                0
     Conversion of 7% debenture - January 22, 1999                    0           43,919             43,919                0
     Issuance of common stock in exchange for release
        of trade liability - February 2, 1999                         0          111,974            111,974                0

     Net loss for the year                                            0                0                  0                0
                                                             ----------       ----------        -----------         --------

Balance - March 31, 1999                                     20,000,000        9,695,681          9,310,457          385,224
                                                             ==========       ==========        ===========         ========




                                            AMOUNTS
      --------------------------------------------------------------------------------------------
              Common                        Additional                                Total
           Stock $0.001    Treasury           paid-in           Accumulated        stockholders'
            par value       stock             capital             deficit             deficit
      ------------------- ----------     ----------------   -----------------  -------------------

          $   8,950       $    (135)      $ 1,916,632        $ (3,156,428)         $ (1,230,981)

               400                0           799,600                   0               800,000
             1,406                0           107,647                   0               109,053
                10                0            14,990                   0                15,000
                45                0                90                   0                   135
                 0          (1,733)                 0                   0               (1,733)
                40                0            59,960                   0                60,000
                 9                0                36                   0                    45

                 0                0           110,000                   0               110,000

           (5,430)                0             5,430                   0                     0

                 0                0                 0          (1,708,672)           (1,708,672)
          --------        ---------       -----------        ------------          ------------

          $  5,430        $  (1,868)      $ 3,014,385        $ (4,865,100)         $ (1,847,153)

                20                0            27,962                   0                27,982
               450                0            35,550                   0                36,000
                50                0            78,072                   0                78,122
               184                0           159,816                   0               160,000
                 0                0                 0                   0                     0

                 0                0                 0            (381,991)             (381,991)
          --------        ---------       -----------        ------------          ------------

          $  6,134        $  (1,868)      $ 3,315,785        $ (5,247,091)         $ (1,927,040)

                11                0            22,626                   0                22,637
                28                0            41,794                   0                41,822
               210                0           290,663                   0               290,873
                10                0            11,380                   0                11,390
               869                0           347,431                   0               348,300
                49                0            16,275                   0                16,324
               368                0           319,632                   0               320,000
                11                0            22,737                   0                22,748
               580                0           219,809                   0               220,389
                80                0            30,988                   0                31,068
               159                0            61,977                   0                62,136
               603                0           234,623                   0               235,226
               157                0            60,900                   0                61,057
               119                0            49,945                   0                50,064
                21                0             8,979                   0                 9,000
               130                0            56,062                   0                56,192
                44                0            24,551                   0                24,595
               112                0            55,876                   0                55,988

                 0                0                 0            (690,598)             (690,598)
          --------        ---------       -----------        ------------          ------------
          $  9,695        $  (1,868)      $ 5,192,033        $ (5,937,689)         $   (737,829)
          ========        =========       ===========        ============          ============


                                               PREFERRED VOICE, INC.

                                             STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                              1999             1998               1997
                                                                         --------------   --------------     -------------
Cash flows from operating activities:
     Cash received from customers                                         $  179,510      $    23,576        $    810,759
     Cash paid to suppliers and employees                                   (500,572)        (189,734)         (3,540,302)
     Interest received                                                             0            2,376                   0
     Interest paid                                                                 0               (4)            (37,356)
                                                                          ----------      -----------        ------------

         Net cash used by operating activities                            $ (321,062)     $  (163,786)       $ (2,766,899)
                                                                          ----------      -----------        ------------

Cash flows from investing activities:
     Capital expenditures                                                 $ (151,772)     $  (138,621)       $    (18,955)
     Proceeds from sale of assets                                              1,300            5,683             743,000
                                                                          ----------      -----------        ------------

         Net cash provided (used) by investing activities                 $ (150,472)     $  (132,938)       $    724,045
                                                                          ----------      -----------        ------------

Cash flows from financing activities:
     Proceeds from sale of stock                                          $        0      $         0        $  1,111,733
     Proceeds from notes payable                                             351,000          314,850           1,422,831
     Note principal payments                                                 (20,000)            (700)           (392,665)
     Increase in loan costs                                                        0                0             (75,028)
     Purchase of treasury stock                                                    0                0              (1,733)
     Proceeds from sale - leaseback transaction                              100,000                0                   0
                                                                          ----------      -----------        ------------

         Net cash provided by financing activities                        $  431,000      $   314,150        $  2,065,138
                                                                          ----------      -----------        ------------

Net increase (decrease) in cash and cash equivalents                      $  (40,534)     $    17,426        $     22,284

Cash and cash equivalents:
         Beginning of year                                                    82,284           64,858              42,574
                                                                          ----------      -----------        ------------

     End of year                                                          $   41,750      $    82,284        $     64,858
                                                                          ==========      ===========        ============


                                                                              1999             1998               1997
                                                                         --------------   --------------     -------------

Reconciliation of net loss to net cash used
          By operating activities:

     Net loss                                                             $ (690,598)     $ (381,991)        $ (1,708,672)
                                                                          ----------      ----------         ------------

     Adjustments to reconcile net loss to net cash
          Used by operating activities:

        Depreciation                                                      $   80,113      $   45,945         $     47,636
        Amortization                                                           2,869           1,900              130,026
        (Gain) loss on sale of assets                                           (186)          4,937             (600,483)
        Provision for losses on accounts receivable                                0             446               88,630

        Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                             (860)         18,207              (49,808)
         (Increase) decrease in employee receivables                          (2,500)          1,500               11,685
         Increase in other receivables                                             0         (25,854)                   0
         (Increase) decrease in certificate of deposit                             0          52,376               (1,922)
         (Increase) decrease in deposits                                       2,875           7,359              (76,917)
         (Increase) decrease in prepaid expenses                              38,982           1,676             (770,759)
         Decrease in deferred contract costs                                       0          50,000                    0
         Increase in patents and trademarks                                        0               0              (10,162)
         Decrease in accounts payable                                         58,635         (46,129)             (40,723)
         Increase in accrued expenses                                        189,608          35,718              214,580
         Increase (decrease) in deferred gain on sale - leaseback                  0          70,124                    0
                                                                          ----------      ----------         ------------

            Total adjustments                                             $  369,536      $  218,205         $ (1,058,217)
                                                                          ----------      ----------         ------------
Net cash used by operating activities                                     $ (321,062)     $ (163,786)        $ (2,766,889)
                                                                          ==========      ==========         ============


Schedule of non-cash investment and financing activities:
     Issuance of common stock in exchange for debt                        $1,879,809      $  304,122         $          0
                                                                          ==========      ==========         ============


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - GENERAL ORGANIZATION:

              Preferred Voice, Inc. (the "Company") is a Delaware corporation incorporated in 1992. On February 25, 1997, the Company's stockholders approved changing the name of the Company to better reflect the nature of the Company's business. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995. The Company provides products and services to the telecommunications industry throughout the United States and maintains its principal offices in Dallas, Texas. The Company has not presented financial statements for the period from incorporation in 1992 through May 13, 1994, as the Company did not begin its planning and organizational activities until May 13, 1994. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior year amounts have been reclassified for comparison purposes.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS
-------------------------

     For purposes of reporting cash flows, cash and cash equivalents include amounts due from banks.

ACCOUNTS RECEIVABLE
-------------------

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

DEPRECIATION
------------

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

     The useful lives of property and equipment for purposes of computing depreciation are as follows:

      Computer equipment                                                 5 years
      Furniture and fixtures                                             5 years
      Office equipment                                                   5 years
      Software development                                               3 years

INCOME TAXES
------------

     Income taxes are accounted for using the liability method under the provisions of SFAS 109 "Accounting for Income Taxes".

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

     The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company's financial statements include cash and cash equivalents, trade accounts receivable, other receivables, other assets, notes payable and long-term debt. Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of long-term debt approximates fair value as terms approximate those currently available for similar debt instruments.

REVENUE RECOGNITION
-------------------

     The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when their services and products are provided. During the current year, however, a majority of the Company's revenue consisted of distributor fees. A one-time only distributor fee is paid by master distributors in order to obtain distribution rights to the Company's products and services. The distributor fee income was derived from six major customers and was recognized when the contract became final. The distributor fee income for the years ended March 31, 1999, 1998 and 1997 was $170,000, $-0- and $-0-, respectively.

ADVERTISING EXPENSE
-------------------

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $42,269, $-0- and $19,182 for the years ended March 31, 1999, 1998 and 1997, respectively.

LOSS PER SHARE
--------------

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during the year ended March 31, 1998. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The adoption of SFAS 128 did not affect per share amounts for 1997 as previously reported.

     Loss per share is based on the weighted average number of shares outstanding of 7,205,065 and 5,219,890 and 5,102,314 for the years ended March 31, 1999, 1998 and 1997, respectively. The weighted average share amounts have been restated for the one-for-two reverse stock split approved by the Company's Board of Directors on February 24, 1997 (see Note E).

AMORTIZATION
------------

     Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $2,869, $1,900 and $4,333 for the years ended March 31, 1999, 1998 and 1997, respectively.

     The cost of patents and trademarks was being amortized on the straight-line method over a period of 15 years. During the year ended March 31, 1997, the Company charged off the remaining unamortized cost of its patents and trademarks in connection with the disposal of its long distance telecommunications services business. Amortization expense charged to operations in 1999, 1998 and 1997 was $-0-, $-0- and $26,370, respectively.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES
-----------------------------------------------------------------------------

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
-----------------------------------------------------------------------

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on April 1, 1997. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

COMPREHENSIVE INCOME
--------------------

     The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income on April 1, 1998. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows, as the Company did not have any changes in net assets resulting from nonowner sources during the periods covered by the accompanying financial statements.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
-------------------------------------------------

     The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information on April 1, 1998. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows, as any effects are limited to the form and content of its disclosures.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.1-33 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows. This statement is effective for fiscal years beginning after June 15, 1999.

NOTE C - NOTES PAYABLE:

Notes payable consist of the following at March 31, 1999 and 1998:

                                               PREFERRED VOICE, INC.

                                           NOTES TO FINANCIAL STATEMENTS



                                                                                   1999           1998
                                                                                ----------     ----------
          Outside interests                                                     $   50,866     $    50,866
          Related parties                                                          690,946         956,746
                                                                                ----------     -----------

                                                                                $  741,812     $ 1,007,612
                                                                                ==========     ===========
     Note payable to outside interests include:

     Note payable,  Brite Voice Systems,  Inc.,  dated January 31, 1997. Note is unsecured and payable in monthly installments of $8,112, including interest at the rate of prime + 2 (8.5% at March 31, 1999 and 1998) through  January
     1, 1998.                                                                   $   50,866     $    50,866
                                                                                ==========     ===========

     The note to Brite Voice Systems, Inc. is currently in dispute and beginning
     April 1996, the Company has discontinued  the accrual of interest  expense.
     Interest  expense  charged to  operations  related  to the note  payable to outside  parties was $-0- for each of the years ended March 31, 1999,  1998 and 1997, respectively.

     Notes payable to related parties include:                                        1999           1998
                                                                                ----------     ----------

     Note  payable to a director and officer,  dated  September 1, 1994,  due on
     December 31, 1998, and unsecured, interest was payable semi-annually at the rate of prime +2 (8.5% at March 31,  1998).  This note was  converted  into
     15,000 shares of common stock on September 30, 1998.                       $        0     $    7,500

     Notes  payable to Pegasus  Settlement  Trust (PST),  a  stockholder  of the
     Company.  The beneficiary and a trustee of PST are officers of the Company.
     The notes are  unsecured  and bear interest at rates ranging from 9% to 10%
     and prime rate (8.5% at March 31,  1999 and 1998)  with the  principal  and accrued  interest payable at maturity on various dates through December 31,
     1998.  Subsequent to the balance sheet date,  the notes were converted into
     787,928 shares of common stock on April 6, 1999.                              590,946        590,946

     Notes payable to a stockholder of the Company and several affiliated trusts of which the stockholder is the trustee.  The notes were unsecured and bore interest at rates ranging from 9% to 10% and prime (8.5% at March 31, 1998)
     with  principal  and  accrued  interest  payable at various  dates  through
     December 31, 1998. These notes were converted into 869,276 shares of common
     stock on September 3, 1998.                                                         0        348,300

     Note payable to an officer dated May 20, 1996, secured by common stock with principal and accrued  interest due at maturity on May 20, 1998.  This note was converted into 33,975 shares of common stock on
     September 30, 1998.                                                                 0         10,000

     Notes payable to a stockholder of the Company.  The notes are unsecured and bear interest at 10% per annum with the principal and interest due
     on various maturity dates through October 16, 1999.                           100,000              0
                                                                                ----------     ----------

          Total related party notes payable                                     $  690,946     $  956,746

          Less current portion                                                     100,000        956,746
                                                                                ----------     ----------

          Long-term portion                                                     $  590,946     $        0
                                                                                ==========     ==========

                                               PREFERRED VOICE, INC.

                                           NOTES TO FINANCIAL STATEMENTS





     Related  party  notes  payable  that  were   converted  into  common  stock
subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the related party notes payable was $64,199, $86,172 and $83,257 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE D - LONG-TERM DEBT:

     Long-term debt consisted of the following at March 31, 1999 and 1998:

                                                                                   1999           1998
                                                                                ----------     ----------

     8.5% convertible debentures due September 27, 1996, convertible into shares of common  stock at a  conversion  price of $1.50 per share,  interest  was payable on December 27, 1995, and at maturity. This note was converted into
     27,881 shares of common stock on June 30, 1998.                            $        0     $   35,000

     12% convertible  debentures due December 25, 1997,  convertible into shares of common  stock at a  conversion  price of $.87 per share.  Principal  and interest were payable on demand at maturity.  Convertible  debentures  were secured by a media purchase credit (see Note J). These notes were converted
     into 367,816 shares of common stock on September 30, 1998.                          0        320,000

     Notes payable  dated  various dates from May 20, 1996 through  September 9,
     1996,  secured by common stock with  principal and accrued  interest due at maturity on various dates through  September 9, 1998.  216,250  warrants to purchase  shares of common  stock at $3.00 per share  expiring  on  various dates  through  September  9, 1998 were issued to the note  holders.  These notes were converted into 1,555,458 shares of common stock on various dates
     through March 31, 1999.                                                        60,000        805,000

     Notes payable to Bisbro  Investments  Co., Ltd. The notes are unsecured and bear  interest  at 10% per annum with the  principal  and  interest  due on various maturity dates through January 5, 2000. These notes are convertible into  shares  of  common  stock at a  conversion  price of $.50 per  share.
     Subsequent to the balance sheet date, the notes were converted into 120,000
     shares of common stock on June 18, 1999.                                       60,000              0







                                               PREFERRED VOICE, INC.

                                           NOTES TO FINANCIAL STATEMENTS



     Notes  payable to Universal  Asset Fund,  Ltd. The notes are  unsecured and bear  interest  at 10% per annum with the  principal  and  interest  due on
     various   maturity  dates  through  November  25,  1999.  These  notes  are convertible  into shares of common stock at a conversion  price of $.50 per share. Subsequent to the balance sheet date, the notes were converted
     into 80,000 shares of common stock on June 18, 1999.                           40,000              0

     Notes payable to Capital Growth Fund, Ltd. The notes are unsecured and bear interest at 10% per annum with the  principal  and  interest due on various maturity dates through August 14, 1999.  These notes are  convertible  into shares of common stock at a conversion price of $.50 per share.  Subsequent to the balance sheet date, the notes were converted into 186,000 shares of
     common stock on June 18, 1999.                                                 93,000              0

     Note payable to Equity Communication.  This note is unsecured, non-interest
     bearing, and due upon demand.                                                  10,000              0

     Note payable to an individual. This note is unsecured and bears interest at
     12% per annum with the principal  and interest due on March 30, 2000.  This note is convertible  into shares of  common stock at  a conversion price of
     $1.00 per share.                                                               43,000              0
                                                                                ----------     ----------

                                                                                $  306,000     $1,160,000
     Less current portion                                                           53,000      1,160,000
                                                                                ----------     ----------

     Total                                                                      $  253,000     $        0
                                                                                ==========     ==========

     Current maturities of long-term debt obligations that were converted into common stock subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the long-term debt was $112,553, $92,625 and $86,530 for the years ended March 31, 1999, 1998 and 1997, respectively.

     During the year ended March 31, 1997, $75,000 of 8.5% convertible debentures were converted into 50,000 shares of common stock. During the year ended March 31, 1998, $30,000 of 8.5% convertible debentures were converted into 20,000 shares of common stock and $160,000 of 12% convertible debentures were converted into 183,908 shares of common stock. During the year ended March 31, 1999, $348,300 of 10% notes payable were converted into 869,276 shares of common stock, $35,000 of 8.5% convertible debentures were converted into 27,881 shares of common stock, $320,000 of 12% convertible debentures were converted into 367,816 shares of common stock, $745,000 of 7% notes payable were converted into 1,555,458 shares of common stock and $17,500 of notes payable to officers of the Company were converted into 48,975 shares of common stock.

NOTE E - COMMON STOCK:

STOCK PURCHASE WARRANTS
-----------------------

   At March 31, 1999, the Company had outstanding warrants to purchase 2,605,500 shares of the Company's common stock at prices which ranged from $0.20 per share to $4.88 per share. The warrants are exercisable at any time and

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


expire on dates ranging from August 31, 1999 to March 31, 2004. At March 31, 1999, 2,605,500 shares of common stock were reserved for that purpose.

COMMON STOCK RESERVED
---------------------

     At March 31, 1999, shares of common stock were reserved for the following purposes:


Exercise of stock warrants                                        2,605,500
Exercise and future grants of stock
   options and stock appreciation rights                            423,000
                                                                  ---------

                                                                  3,028,500
                                                                  =========

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

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax reporting basis of the Company's assets and liabilities. The major areas in which temporary differences give rise to deferred taxes are accounts receivable, accrued liabilities, start-up expenditures, accumulated depreciation, and net operating loss carryforwards. Deferred income taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which they relate. Deferred income taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the years in which the temporary differences are expected to reverse.


     The provision for income taxes consists of:




                                             1999         1998         1997
                                         -----------  -----------  -------------

Current income taxes                     $         0  $         0  $           0

Change in deferred income taxes due
     to temporary differences            $         0  $         0  $           0
                                         -----------  -----------  -------------

                                         $         0  $         0  $           0
                                         ===========  ===========  =============

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Deferred tax (liabilities) assets consist of the following:


                                                     1999               1998
                                                ---------------    ------------

Accumulated depreciation                        $       (30,000)   $    (22,000)
                                                ---------------    ------------

Gross deferred tax liabilities                  $       (30,000)   $    (22,000)
                                                ---------------    ------------

Accounts receivable                             $             0    $     29,000
Accrued liabilities                                       2,000           2,000
Start-up expenditures                                     7,000          18,000
Net operating loss carryforward                       2,010,000       1,727,000
                                                ---------------    ------------

Gross deferred tax assets                       $     2,019,000    $  1,776,000
Valuation allowance                                  (1,989,000)     (1,754,000)
                                                ---------------    ------------

Net deferred tax assets                         $        30,000    $     22,000
                                                ---------------    ------------

                                                $             0    $          0
                                                ===============    ============


                                                     1999               1998             1997
                                                ---------------    --------------    -------------
The increases in the deferred
     tax valuation allowance are as follows:    $       235,000    $      128,000    $     566,000
                                                ===============    ==============    =============



     The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

     The Company has available at March 31, 1999, a net operating loss carryforward of approximately $5,910,000 which can be used to offset future taxable income through the year 2019.

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

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. During the year ended March 31, 1997, options to purchase 27,000 shares were exercised at a price of $0.01 per share. At March 31, 1999, options to purchase 382,750 shares at exercise prices of $0.20 to $1.25 per share had been granted. No stock appreciation rights had been granted at March 31, 1999.

NOTE H - STOCK OPTIONS:

     The per share weighted-average fair value of stock options granted during the year ended March 31, 1999 was $0.98, on the date of grant, using the Black Scholes Option-Pricing Model. All stock options granted during the year ended March 31, 1997 were subsequently forfeited. The following weighted-average assumptions were used in the pricing model:


                                        1999                    1998
                               ----------------------   ------------------------

Expected dividend yield                0.00%                      0.00%

Risk-free interest rate           5.06% - 5.09%               5.62% - 5.65%

Expected life                  2.5 years to 3.5 years     1.5 years to 2.5 years


     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:


                                    1999              1998              1997
                              --------------    ---------------   --------------

Net loss:
  As reported                 $     (690,598)   $     (381,991)    $ (1,708,672)
                              ==============    ==============     ============

  Proforma                    $     (841,514)   $     (424,637)    $ (1,708,672)
                              ==============    ==============     ============

Loss per common share:
  As reported                 $        (0.10)   $        (0.07)    $      (0.33)
                              ==============    ==============     ============

  Proforma                    $        (0.12)   $        (0.08)    $      (0.33)
                              ==============    ==============     ============

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE I - COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS
-----------------

     The company has entered into a non-cancelable operating lease for office facilities under a lease arrangement commencing on February 3, 1998 and expiring on December 31, 2003.

     Minimum future rentals to be paid on non-cancelable leases as of March 31, 1999 for each of the next five years and in the aggregate are:


            YEAR ENDING
             MARCH 31,                                   AMOUNT
          ---------------                           ----------------

               2000                                   $       73,766
               2001                                          101,060
               2002                                          103,540
               2003                                          104,856
               2004                                           80,364
                                                      --------------

                                                      $      463,586
                                                      ==============


     Total rent expense charged to operations was $27,416, $64,463 and $128,475 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE J - BARTER TRANSACTION:

     On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 and $800,000 is included in other assets in the accompanying balance sheet as of March 31, 1999 and 1998, respectively. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expire June 3, 2001.

NOTE K - SALE - LEASEBACK TRANSACTION:

     The Company entered into a sale-leaseback arrangement during each of the years ended March 31, 1999 and 1998. Under these arrangements, the Company sold telecommunications equipment and leased it back for a period of three years. Both leases were originally accounted for as operating leases. The gain of $66,119 and $70,124 realized in these transactions had originally been deferred and amortized to income in proportion to rental expense over the term of the lease. In November 1998, the Company agreed to issue 579,971 shares of common stock to the lessor in exchange for the release of the liability for all future and past due lease payments.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE L - DISCONTINUED OPERATIONS:

     On February 4, 1997, the Company entered into an agreement with Brite Voice Systems, Inc. (BVS) to sell to BVS its long distance telecommunications services business. The assets sold consisted of property and equipment and intangible assets. The selling price was $743,000. Accordingly, the operating results of the long distance telecommunications services business have been segregated from continuing operations and reported separately in the accompanying statement of operations. The Company has restated its prior financial statements to present the operating results of the long distance telecommunications services business as a discontinued operation.

     Operating results (exclusive of any corporate charges or interest expense) from discontinued operations are as follows:


                                     1999              1998             1997
                                 -----------       -----------      -----------

Net sales                        $         0       $         0      $   771,937
                                 -----------       -----------      -----------

Costs and expenses:
  Cost of sales                  $         0       $         0      $   899,192
  Sales and marketing expenses             0                 0          661,206
  General and administrative
      expenses                             0                 0          577,086
                                 -----------       -----------      -----------

  Total costs and expenses       $         0       $         0      $ 2,137,484
                                 -----------       -----------      -----------

Loss before income taxes         $         0       $         0      $(1,365,547)

Provision for income taxes                 0                 0                0
                                 -----------       -----------      -----------

Loss from operations             $         0       $         0      $(1,365,547)
                                 ===========       ===========      ===========

NOTE M - EXTINGUISHMENT OF DEBT:

     During the years ended March 31, 1999, 1998 and 1997, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company's accounts payable and accrued operating expenses in the amount of $88,828, $217,442 and $253,694, respectively, which has been reported as an extraordinary item in the accompanying statements of operations.

NOTE N -  GOING CONCERN:

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

     On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by June 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments, beginning July 2002 and continuing through July 2009.

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

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The Board of Directors currently consists of two (2) persons, G. Ray Miller and Mary G. Merritt. The following table sets forth information about all Directors and executive officers of the Company and all persons nominated or chosen to become such:



NAME AND BUSINESS ADDRESS                             AGE                    OFFICE                       YEAR FIRST ELECTED
-------------------------                             ---                    ------                            DIRECTOR
                                                                                                              --------
G. Ray Miller                                          60           Director, Chief Executive
                                                                      Officer and President                      1994

Mary G. Merritt                                        42           Director, Vice President-                    1994
                                                                           Finance and
                                                                       Secretary/Treasurer

Richard K. Stone                                       39            Vice President-Sales and                    N/A
                                                                             Marketing

Robert R. Williams                                     50             Vice President-Software                    N/A
                                                                            Development

         Mr. Miller is a founder of the Company. He has served as an Officer and Director of the Company since May, 1994; he has been Chief Executive Officer since June, 1994 and President since April 1997. Prior to the founding of the Company, Mr. Miller founded United Medicorp Inc. ("United Medicorp") in 1989 and served through February, 1992 as Chairman of the Board and Chief Executive Officer. United Medicorp is a publicly-held corporation which manages medical insurance claims. Prior to that time, Mr. Miller served in executive capacities with International Telecharge, Inc., an operator services company; Automatic Radius Management, Inc. ("ARM"), a security alarm service company; and U.S. Telephone, Inc., a long distance carrier. After leaving United Medicorp, Mr. Miller managed personal investments until he began work at the Company.

         Ms. Merritt is a founder of the Company and has been a director since May, 1994. She has served as Vice President - Finance and Secretary/Treasurer since inception. She served as President of Star of Texas, Inc., a trust management account service from 1989 to May 1994. She served as Controller of United Medicorp for several months during 1992. Ms. Merritt is a certified public accountant and was employed by Ernst & Whinney from 1981 to 1989, her last position being senior manager for entrepreneurial services.

         Mr. Stone joined the Company in December 1998 as Vice President of Sales and Marketing after serving for two years as a Vice President of Sales and Marketing for US Metrolines and Director of National Accounts at Matrix, both Jensen UICI Companies. Before that from June 1994 to March 1996, he served as Co-Founder/President of Telecable Communications, Inc. and from February 1991 to June 1994 Director of Sales at Value Added Communications. All of the businesses in which Mr. Stone has worked are telecommunications providers servicing a customer base similar to that which the Company currently serves.

         Mr. Williams joined the Company in January 1998 as Vice President of Software Development bringing 25 years experience in system design and development. During 1990, Mr. Williams worked with Voice Control Systems, Inc., a company in the speech recognition field, as a software programmer. After that he served as Vice President of Engineering for ActionFax, Inc. for 5 years, a company that designed multi-dialing and other fax related services. From 1995 to 1998, Mr. Williams owned and operated Business Hotlines, a software development company headquartered in Dallas, Texas. He also worked in the Central Research Laboratory at Texas Instruments on the development team that delivered the world's first commercially available voice-mail system for VMX, Inc.

         The Company is not aware of any "family relationships" (as defined in Item 401(c) of Regulation S-B promulgated by the Commission) among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

         Except as set forth above, the Company is not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the Commission) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

                         ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth the compensation paid by the Company to its Chief Executive Officer during the fiscal year ended March 31, 1999. No other executive officer earned in excess of $100,000.

                               ANNUAL COMPENSATION



NAME/PRINCIPAL                YEAR ENDING                               WARRANTS
POSITION                        MARCH 31               SALARY           GRANTED
--------                        --------               ------           -------

G. Ray Miller-Chief               1999                 $47,333          250,000
Executive Officer                 1998                  $6,000          200,000
                                  1997                 $30,000

No other stock options were granted to the aforementioned executive officer.


                                        OPTIONS GRANTED IN LAST FISCAL YEAR


                                    NUMBER OF
                                   SECURITIES             % OF TOTAL OPTIONS          EXERCISE OR
                                   UNDERLYING            GRANTED TO EMPLOYEES          BASE PRICE          EXPIRATION
NAME                           OPTIONS GRANTED(#)           IN FISCAL YEAR               ($/SH)               DATE
----                           ------------------        --------------------         -----------             ----
G. Ray Miller                      250,000(1)                    33.6%                   $0.84              3/31/2004

1  All warrants are currently exercisable.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the close of business on October 31, 1999, information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on October 31, 1999.

                          BENEFICIAL OWNERSHIP (1), (2)


                                                   NUMBER OF
NAME OF BENEFICIAL OWNER                            SHARES            PERCENTAGE
------------------------                            ------            ----------

Pegasus Settlement Trust (3)                      2,715,667              23.74%

G. Ray Miller (4)                                   630,250               5.30%

Mary G. Merritt(5)                                3,480,642              29.52%

Lawrence E. Steinberg(6)                          1,419,276              12.30%

G. Tyler Runnels(7)                                 662,421               5.77%

Capital Growth Fund Ltd(8)                          778,971               6.60%

All Directors, and executive
 officers as a group (four
 persons)(9)                                      4,110,892              34.65%


1)   The  rules of the SEC  provide  that,  for  purposes  hereof,  a person  is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

2) Based on 11,440,990 shares outstanding on October 31, 1999. Shares of Common Stock subject to options that are exercisable within 60 days of November 19, 1999, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3) Pegasus Settlement Trust is a Channel Islands Trust of which SG Hambros Trust Company (Jersey) Limited of 7 the Esplanade, St. Helier, Jersey, Channel Islands is Trustee, and Mary Merritt is protector, with shared voting and dispositive power. G. Ray Miller is the sole beneficiary of the Trust. Pegasus Settlement Trust's address is % SG Hambros Trust Company (Jersey) Limited, 7 The Esplanade, St. Helier, Jersey, Channel Islands JE4 8RT.

4) Includes 450,000 shares issuable upon exercise of warrants. Mr. Miller is the sole beneficiary of the Pegasus Settlement Trust but is not the beneficial owner of the common stock owned by the Trust because Mr. Miller does not exercise voting or investment power over such shares. Mr. Miller's address is 6500 Greenville, Suite 570, Dallas, Texas 75206.

5) Includes 350,000 shares issuable upon exercise of warrants, 6,000 shares held by her minor children, and 2,715,667 shares held by Pegasus Settlement Trust. Ms. Merritt's address is 6500 Greenville, Suite 570, Dallas, Texas 75206.

6) Includes 100,000 shares issuable upon exercise of warrants held by Mr. Steinberg and 228,140 shares in trusts of which he is the Trustee, two of which his children are beneficiaries. Mr. Steinberg's address is 5420 LBJ Freeway, LB 56, Dallas, Texas 75240.

7) Includes 43,000 shares issuable upon exercise of warrants. Mr. Runnels' address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, CA 90067.

8)   Does not  include  120,000  shares and 360,000  warrants  held by Bisbro or
     80,000 shares and 160,000 warrants held by Universal who have the same Chief Financial Officer, Badar Al-Rezaihan, who the Company understands exercises voting and investment power with respect to such shares and warrants held by Bisbro, Universal and Capital. The number of shares owned by Bisbro includes 20,000 shares issued in the name of Bisbro upon exercise of the warrants held by Mr. Al-Rezaihan individually. Includes 360,000 shares issuable upon exercise of warrants.

9)   Includes the shares described in footnotes 4 and 5.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 2, 1995, Badar Al-Rezaihan was issued a warrant to purchase 20,000 shares of common stock at an exercise price of $0.20 per share with an expiration date of October 1, 1998. The Company extended the warrant to October 1, 1999 before which time Mr. Al-Rezaihan exercised his warrant to purchase 20,000 shares and the shares were issued in the name of Bisbro. Mr. Al-Rezaihan received the warrant in consideration of his assistance to the Company in creating and maintaining international market contacts to provide the Company with capital investment.

On April 23, 1998, the Company issued two new warrants, a warrant to purchase 200,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before November 12, 1999 to Bisbro and a warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before November 12, 1999 to Invest. On October 5, 1999, Bisbro exercised 22,000 of the warrant shares and a new warrant was issued for 178,000 shares of common stock. Also on October 5, 1999, both Bisbro's and Invest's warrants were extended to November 12, 2000 and repriced from $1.00 to $1.25. The previous warrants were granted in connection with a Regulation S offering made by the Company in 1995.

On May 1, 1998, the Company entered a sale lease back agreement with Capital, a beneficial owner of 5% or more of the Company's stock, whereby it sold a VIP System to Capital for $100,000 and then leased it back for 36 months.

On August 3, 1998, Capital agreed to lend $83,000 to the Company. In return, the Company issued Capital its promissory note in the amount of $83,000 bearing interest at a rate of 10% per annum due on August 3, 1999. On August 14, 1998, Capital agreed to lend $10,000 to the Company. In return, the Company issued Capital its promissory note in the amount of $10,000 bearing interest at a rate of 10% per annum due on August 14, 1999. Both of those notes were converted into shares of common stock at a conversion price of $0.50 per share for a total of 186,000 shares on June 18, 1999.

On September 3, 1998, the Company issued Lawrence E. Steinberg, a beneficial owner of 5% or more of the Company's stock, 751,136 shares of common stock at $0.39 per share for $302,100 that the Company owed to him on outstanding promissory notes.

On September 3, 1998, the Company issued the Lawrence E. Steinberg Charitable Remainder Trust, a Texas trust of which Lawrence E. Steinberg is a trustee, 75,180 shares of common stock at a $0.39 per share for $29,400 that the Company owed to the trust on outstanding promissory notes.

On September 3, 1998, the Company issued the Ilana S. Steinberg Trust A, a Texas trust for the benefit of one of Lawrence E. Steinberg's children of which Mr. Steinberg is a trustee, 21,480 shares of common stock at $0.39 per share for $8,400 that the Company owed to the trust on outstanding promissory notes.

On September 3, 1998, the Company issued the Adam J. Steinberg Trust A, a Texas trust for the benefit of one of Lawrence E. Steinberg's children of which Mr. Steinberg is a trustee, 21,480 shares of common stock at $0.39 per share for $8,400 that the Company owed to the trust on outstanding promissory notes.

On September 3, 1998, Lawrence E. Steinberg agreed to loan $100,000 to the Company. In return, the Company issued Mr. Steinberg its promissory note in the amount of $50,000 bearing interest at a rate of 10% per annum due on September 3, 1999, and its promissory note in the amount of $50,000 bearing interest at a rate of 10% per annum due on October 16, 1999 and a warrant to purchase 100,000 shares of common stock at a price of $1.00 per share on or before October 16, 2001. The notes due on September 3, 1999 and October 16, 1999 are currently delinquent.

On October 1, 1998, Bisbro agreed to loan $20,000 to the Company. In return, the Company issued to Bisbro its promissory note in the amount of $20,000 bearing interest at a rate of 10% per annum due on October 1, 1999. This note was converted into shares of common stock at a conversion price of $0.50 per share for 40,000 shares on June 18, 1999.

On October 1, 1998, Universal agreed to loan $20,000 to the Company. In return the Company issued to Universal its promissory note in the amount of $20,000 bearing interest at a rate of 10% per annum due on October 1, 1999. This note was converted into shares of common stock at a conversion price of $0.50 per share for 40,000 shares on June 18, 1999.

On November 10, 1998, Bisbro agreed to loan $30,000 to the Company. In return the Company issued to Bisbro its promissory note in the amount of $30,000 bearing interest at a rate of 10% per annum due on November 10, 1999. This note was converted into shares of common stock at a conversion price of $0.50 per share for 60,000 shares on June 18, 1999.

On November 5, 1998 Capital converted the amounts owed to it by the Company under the Company's outstanding lease obligations under Equipment Lease Agreements dated March 18, 1998 and May 1, 1998 into 579,971 shares of the Company's common stock.

On November 25, 1998, Universal agreed to loan $20,000 to the Company. In return the Company issued to Universal its promissory note in the amount of $20,000 bearing interest at a rate of 10% per annum due on November 25, 1999. This note was converted into shares of common stock at a conversion price of $0.50 per share for 40,000 shares on June 18, 1999.

On January 5, 1999, Bisbro agreed to loan $10,000 to the Company. In return the Company issued to Bisbro its promissory note in the amount of $10,000 bearing interest at a rate of 10% per annum due on January 5, 2000. This note was converted into shares of common stock at a conversion price of $0.50 per share for 20,000 shares on June 18, 1999.

On March 30, 1999, G. Tyler Runnels, a beneficial owner of 5% or more of the Company's stock, agreed to lend $43,000 to the Company. In return, the Company issued to Mr. Runnels its promissory note in the amount of $43,000 bearing interest at a rate of 12% per annum due on March 30, 2000. The note was repaid with interest on June 16, 1999. On March 31, 1999, the Company issued Mr. Runnels a warrant to purchase 43,000 shares of common stock of the Company at an exercise price of $0.50 per share on or before March 31, 2004.

On March 31, 1999, the Company issued G. Ray Miller, the Chief Executive Officer and a director of the Company, a warrant to purchase 250,000 shares of common stock of the Company at $0.84 per share on or before March 31, 2004. The warrant was issued for Mr. Miller's past work for the Company.

On March 31, 1999, the Company issued Mary Merritt, the Vice President of Finance and a director of the Company, a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.84 per share on or before March 31, 2004. The warrant was issued for Ms. Merritt's past work for the Company.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
Number       Description of Exhibit
-------      ----------------------

3.1 Certificate of Incorporation of Preferred/telecom, Inc. filed on August 3, 1992 with the Secretary of State of Delaware (Incorporated by reference to
     Exhibit 3.1 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

3.2 Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

3.3 Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

3.4 Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

3.5* Certificate  of  Amendment,  filed on March 7, 1997 with the  Secretary  of
     State of Delaware

3.6 Bylaws of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

4.1 Specimen Certificate evidencing Common Stock of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

10.1*Form of Warrant Certificate and Schedule of Warrant Certificates

10.2*Office  Building  Lease  between  Greenville  Avenue  Properties,  Ltd. And
     Preferred Voice, Inc.

10.3*Collocation  License  Agreement  between NEXTLINK Texas, Inc. and Preferred
     Voice, Inc.

10.4*Promissory Note to Capital Growth Fund Ltd., in original principal amount of $83,000.00, dated as of August 3, 1998

10.5*Promissory Note to Capital Growth Fund Ltd., in original principal amount of $10,000.00, dated as of August 14, 1998

10.6*Promissory Note to Lawrence E. Steinberg, in original principal amount of $50,000.00, dated as of September 3, 1998

10.7*Promissory Note to Bisbro Investments Co., Ltd., in original principal amount of $20,000.00, dated as of October 1, 1998

10.8*Promissory Note to Universal Asset Fund Ltd., in original principal amount of $20,000.00, dated as of October 1, 1998

10.9*Promissory Note to Lawrence E. Steinberg, in original principal amount of $50,000.00 dated as of October 16, 1998

10.10*Promissory Note to Bisbro Investments Co., Ltd., in original principal amount of $30,000.00, dated as of November 10, 1998

10.11*Promissory Note to Universal Asset Fund Ltd., in original principal amount of $20,000.00, dated as of November 25, 1998

10.12*Promissory Note to Bisbro Investments Co. Ltd., in original principal amount of $10,000.00, dated as of January 5, 1999

10.13*Software License  Agreement   between  KMC  Telecom  Holdings,   Inc.  and
      Preferred Voice, Inc.+

10.14*Promissory Note to G. Tyler Runnels, in original principal amount of $43,000.00, dated as of March 30, 1999

10.15*Equipment Lease between  Capital  Growth Fund,  Ltd. and Preferred  Voice,
      Inc. and Amendment No. 1 to Lease Agreement+

10.16*Equipment Lease between  Capital  Growth Fund,  Ltd. and Preferred  Voice,
      Inc. and Amendment No. 1 to Lease Agreement+

10.17*First Amendment  to  Lease  between  Dallas  Office  Portfolio,   L.P.  as
      successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc.

10.18*Master Distributor  Agreement  between  In  Touch  Solutions,  L.L.C.  and
      Preferred Voice, Inc.

10.19*Master Distributor Agreement between Answering Service, Inc. and Preferred
      Voice, Inc.

10.20*Master Distributor Agreement between Amerivoice  Telecommunications,  Inc.
      and Preferred Voice, Inc.

10.21*Master  Distributor   Agreement  between  Voicenet  New  Media,  Inc.  and
      Preferred Voice, Inc.

10.22*Master Distributor Agreement between Best Voice, Inc. and Preferred Voice,
      Inc.

10.23*Master Distributor  Agreement  between  Nomis  Communications,   Inc.  and
      Preferred Voice, Inc.

10.24*Master Distributor Agreement between Florida Wireless and Preferred Voice,
      Inc.

10.25*Master Distributor  Agreement between Voice Retrieval,  Inc. and Preferred
      Voice, Inc.

10.26*Software  License  Agreement   between  Rural  Cellular   Corporation  and
      Preferred Voice, Inc.

10.27*Marketing Agreement  between  Rural  Cellular  Corporation  and  Preferred
      Voice, Inc.+

10.28*Software License Agreement  between  Southwest Texas Telephone Company and
      Preferred Voice, Inc.

10.29*Marketing  Agreement   between   Southwest  Texas  Telephone  Company  and
      Preferred Voice, Inc.+

10.30*Software License Agreement  between Kaplan Telephone Company and Preferred
      Voice, Inc.

10.31*Marketing Agreement  between Kaplan Telephone Company and Preferred Voice,
      Inc.+

10.32*Software License Agreement between Midwest Wireless Communications, L.L.C.
      and Preferred Voice, Inc.

10.33*Marketing Agreement  between Midwest Wireless  Communications,  L.L.C. and
      Preferred Voice, Inc.+

27*   Financial Data Schedule

*Filed herewith

+Confidential materials deleted and filed separately with the Securities and Exchange Commission

(b)      Reports on Form 8-K

          None.
                                       25

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                                   Preferred Voice, Inc.
                                                   (Registrant)



Date: November 29, 1999                            By:  /s/ G. Ray Miller
                                                        ------------------------
                                                        G. Ray Miller, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                       OFFICE                                 DATE
                  ---------                                       ------                                 ----
/s/ G. Ray Miller
---------------------------                    President, Chief Executive Officer and           November 29, 1999
G. Ray Miller                                  Chairman of the Board of Directors
                                               (Principal Executive Officer)

/s/ Mary G. Merritt                            Secretary, Treasurer and Vice President          November 29, 1999
---------------------------                    of Finance
Mary G. Merritt



                               INDEX TO EXHIBITS


Exhibit
Number       Description of Exhibit
-------      ----------------------

3.1 Certificate of Incorporation of Preferred/telecom, Inc. filed on August 3, 1992 with the Secretary of State of Delaware (Incorporated by reference to
     Exhibit 3.1 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

3.2 Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

3.3 Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

3.4 Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

3.5* Certificate  of  Amendment,  filed on March 7, 1997 with the  Secretary  of
     State of Delaware

3.6 Bylaws of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

4.1 Specimen Certificate evidencing Common Stock of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

10.1*Form of Warrant Certificate and Schedule of Warrant Certificates

10.2*Office  Building  Lease  between  Greenville  Avenue  Properties,  Ltd. And
     Preferred Voice, Inc.

10.3*Collocation  License  Agreement  between NEXTLINK Texas, Inc. and Preferred
     Voice, Inc.

10.4*Promissory Note to Capital Growth Fund Ltd., in original principal amount of $83,000.00, dated as of August 3, 1998

10.5*Promissory Note to Capital Growth Fund Ltd., in original principal amount of $10,000.00, dated as of August 14, 1998

10.6*Promissory Note to Lawrence E. Steinberg, in original principal amount of $50,000.00, dated as of September 3, 1998

10.7*Promissory Note to Bisbro Investments Co., Ltd., in original principal amount of $20,000.00, dated as of October 1, 1998

10.8*Promissory Note to Universal Asset Fund Ltd., in original principal amount of $20,000.00, dated as of October 1, 1998

10.9*Promissory Note to Lawrence E. Steinberg, in original principal amount of $50,000.00 dated as of October 16, 1998

10.10*Promissory Note to Bisbro Investments Co., Ltd., in original principal amount of $30,000.00, dated as of November 10, 1998

10.11*Promissory Note to Universal Asset Fund Ltd., in original principal amount of $20,000.00, dated as of November 25, 1998

10.12*Promissory Note to Bisbro Investments Co. Ltd., in original principal amount of $10,000.00, dated as of January 5, 1999

10.13*Software License  Agreement   between  KMC  Telecom  Holdings,   Inc.  and
      Preferred Voice, Inc.+

10.14*Promissory Note to G. Tyler Runnels, in original principal amount of $43,000.00, dated as of March 30, 1999

10.15*Equipment Lease between  Capital  Growth Fund,  Ltd. and Preferred  Voice,
      Inc. and Amendment No. 1 to Lease Agreement+

10.16*Equipment Lease between  Capital  Growth Fund,  Ltd. and Preferred  Voice,
      Inc. and Amendment No. 1 to Lease Agreement+

10.17*First Amendment  to  Lease  between  Dallas  Office  Portfolio,   L.P.  as
      successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc.

10.18*Master Distributor  Agreement  between  In  Touch  Solutions,  L.L.C.  and
      Preferred Voice, Inc.

10.19*Master Distributor Agreement between Answering Service, Inc. and Preferred
      Voice, Inc.

10.20*Master Distributor Agreement between Amerivoice  Telecommunications,  Inc.
      and Preferred Voice, Inc.

10.21*Master  Distributor   Agreement  between  Voicenet  New  Media,  Inc.  and
      Preferred Voice, Inc.

10.22*Master Distributor Agreement between Best Voice, Inc. and Preferred Voice,
      Inc.

10.23*Master Distributor  Agreement  between  Nomis  Communications,   Inc.  and
      Preferred Voice, Inc.

10.24*Master Distributor Agreement between Florida Wireless and Preferred Voice,
      Inc.

10.25*Master Distributor  Agreement between Voice Retrieval,  Inc. and Preferred
      Voice, Inc.

10.26*Software  License  Agreement   between  Rural  Cellular   Corporation  and
      Preferred Voice, Inc.

10.27*Marketing Agreement  between  Rural  Cellular  Corporation  and  Preferred
      Voice, Inc.+

10.28*Software License Agreement  between  Southwest Texas Telephone Company and
      Preferred Voice, Inc.

10.29*Marketing  Agreement   between   Southwest  Texas  Telephone  Company  and
      Preferred Voice, Inc.+

10.30*Software License Agreement  between Kaplan Telephone Company and Preferred
      Voice, Inc.

10.31*Marketing Agreement  between Kaplan Telephone Company and Preferred Voice,
      Inc.+

10.32*Software License Agreement between Midwest Wireless Communications, L.L.C.
      and Preferred Voice, Inc.

10.33*Marketing Agreement  between Midwest Wireless  Communications,  L.L.C. and
      Preferred Voice, Inc.+

27*   Financial Data Schedule

*Filed herewith

+Confidential materials deleted and filed separately with the Securities and Exchange Commission