Form 10QSB
period 1999-06-30
PREFERRED VOICE INC
filed 2000-02-11
CIK 946822

United States

                       Securities and Exchange Commission

                             Washington, D. C. 20549

                                   Form 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1999.

                               or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _____________to
    _____________

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

           Delaware                                            75-2440201
--------------------------------                          ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                       75206
-------------------------------                           ---------------------
(Address of Principal Executive                                 (Zip Code)
         Offices)

                                (214) 265-9580
             -----------------------------------------------------
             (Registrant's Telephone Number, including area code.)

                                 Not Applicable
             -----------------------------------------------------
               (Former name, Former Address and Former Fiscal
                      year,  if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes                       No    X
                     -------                  -------


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 13,103,879 shares as of December 31, 1999.

Transitional Small Business Format    Yes               No    X
                                          --------         --------

                                     INDEX

                              Preferred Voice, Inc.

Part I.  Financial Information                                             1

Item 1.   Financial Statements                                             1

         Balance Sheets-June 30, 1999, June 30, 1998 and March 31, 1999.   1

         Statements of Operations-Three  Months Ended June 30, 1999
         and 1998 and for the Year Ended March 31, 1999.                   3

         Statements of Cash Flows-Three  Months Ended June 30, 1999
         and 1998 and for the Year Ended March 31, 1999.                   4

         Notes to Financial Statements - June 30, 1999.

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6

Part II. Other Information                                                 17

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities                                             17

Item 3.  Defaults upon Senior Securities                                   18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 5.  Other Information                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  18

Signatures                                                                 19

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                               Preferred Voice, Inc.

                                                    Balance Sheets

                                     June 30, 1999 and 1998 and March 31, 1999

                                                                      June 30,             June 30,             March 31,
                                                                        1999                 1998                  1999
Assets                                                               (Unaudited)         (Unaudited)           (Audited)

      Current Assets:

          Cash and Cash Equivalents                                 $  390,731           $   18,053           $   41,750
      Accounts Receivable, net of allowance                              1,000                    -                  860
          for doubtful accounts of $ -0-, $-0-
          and $-0- respectively

          Employee Receivables                                               -                  814                2,500
                                                             ------------------ --------------------  -------------------
      Total Current Assets                                          $  391,731           $   18,867           $   45,110
                                                             ------------------ --------------------  -------------------

      Property and Equipment:

         Computer Equipment                                         $  270,062           $  141,297           $  223,046
         Furniture and Fixtures                                         20,119               18,134               16,934
         Office Equipment                                               12,493                9,303               12,493
         Computer Software                                             222,405              116,532              190,063
         LESS:  Accumulated Depreciation                              (189,215)            (89,673)            (161,049)
                                                             ------------------ --------------------  -------------------

      Net Property and Equipment                                    $  335,864           $  195,593           $  281,487
                                                             ------------------ --------------------  -------------------

      Other Assets:

         Deposits                                                   $   81,535           $   81,212           $   81,535
         Prepaid Expenses                                              761,018              761,018              761,018
                                                             ------------------ --------------------  -------------------
      Total Other Assets                                            $  842,553           $  842,230           $  842,553
                                                             ------------------ --------------------  -------------------

Total Assets                                                        $1,570,148           $1,056,690           $1,169,150
                                                             ================== ====================  ===================


                                                                      June 30,            June 30,             March 31,
                                                                        1999                1998                 1999
Liabilities and Stockholder's Deficit                               (Unaudited)          (Unaudited)           (Audited)

      Current Liabilities:

        Accounts Payable                                            $   319,478         $   349,032           $   363,834
      Accrued Operating & Vacation Expenses                              19,611              29,714               19,611
       Accrued Payroll and Related Tax                                  187,057             140,712              226,755
       Accrued Interest Payable                                         262,937             358,309              248,967
       Notes Payable                                                    195,866           1,200,866              103,866
       Notes Payable-Related Parties                                    100,000             365,800              100,000
                                                             -------------------  ------------------   ------------------

      Total Current Liabilities                                     $ 1,084,949         $ 2,444,433           $1,063,033
                                                             -------------------  ------------------   ------------------

      Long Term Debt:

       Notes Payable-Related Parties                                  $     -0-         $   590,946           $  590,946
       Deferred Gain on Sale-Leaseback Transaction                          -0-             136,243                  -0-
       Long-Term Debt, Net Of Current Maturities                            -0-                 -0-              253,000
                                                             -------------------  ------------------   ------------------

      Total Long Term Debt                                            $     -0-         $   727,189           $  843,946
                                                             -------------------  ------------------   ------------------

      Commitments and Contingencies (Note H)

      Stockholders Deficit:
       Common Stock, $0.001 par value$
       20,000,000 shares authorized;
       shares issued 9,700,681, 6,173,470
       and 9,695,681 respectively                                  $     11,096       $       6,173         $      9,695
      Additional  Paid In Capital                                     6,100,961           3,380,205            5,192,033
      Accumulated Deficit                                           (5,624,990)         (5,499,442)          (5,937,689)
      Treasury Stock - at cost                                          (1,868)             (1,868)              (1,868)
                                                             -------------------  ------------------   ------------------

      Total Stockholder Deficit                                     $   485,199        $ (2,114,932)           $(737,829)
                                                             -------------------  ------------------   ------------------

Total Liabilities and Stockholder Deficit                          $  1,570,148        $  1,056,690         $  1,169,150
                                                             ===================  ==================   ==================


 Preferred Voice, Inc.

                                              Statements of Operations
                               For the Three Months Ended June 30, 1999 and 1998
                                        And For the Year Ended March 31, 1999

                                                                        June 30,             June 30,            March 31,
                                                                          1999                 1998                1999
                                                                      (Unaudited)          (Unaudited)           (Audited)
                                                                  -------------------  -------------------  ------------------

      Sales                                                         $   595,175         $          -          $  180,383
      Cost of Sales                                                      44,916                    -              15,033

                                                                  -------------------  -------------------  ------------------

        Gross Profit (loss)                                         $   550,259         $          -          $  165,350
                                                                  -------------------  -------------------  ------------------
      Costs and Expenses:
        General & Administrative                                    $   233,175         $     50,828          $  768,024
        Interest Expense                                                 16,440              201,523             176,752
                                                                   -------------------  -------------------  ------------------

        Total Costs and Expenses                                    $   249,615         $    252,351          $  944,776
                                                                   -------------------  -------------------  ------------------

      Loss Before Income Tax                                        $   300,644         $  (252,351)          $(779,426)

      Provision for Income Tax                                              -0-                  -0-                 -0-
                                                                   -------------------  -------------------  ------------------

      Loss Before Extraordinary Item                                $   300,644         $  (252,351)          $(779,426)

      Extraordinary Item:
      Gain/(Loss) from Extinguishment                                    12,056                                   88,828
        of  Debt (less applicable
        income taxes of -0-) (Note K)

      Net Gain/(Loss)                                               $   312,700         $  (252,351)          $(690,598)

      Per Share Amounts:

      Gain/(Loss) from Operations                                          0.03               (0.04)              (0.11)

      Gain from Extinguishment of Debt                                        -                    -          $     0.01

      Net Gain/(Loss) Per Share                                     $      0.03         $     (0.04)          $   (0.10)
                                                                  ============================================================

                                              Preferred Voice, Inc.

                                             Statement of Cash Flows
                               For the Three Months Ended June 30, 1999 and 1998

                                       And For the Year Ended March 31, 1999


                                                                      June 30,             June 30,            March 31,
                                                                        1999                 1998                 1999
                                                                    (Unaudited)          (Unaudited)           (Audited)
                                                               -------------------  -------------------  -------------------

      Cash Flows from Operating Activities:
        Cash Received from customers                                $   595,035         $          -          $   179,510
        Cash Paid to suppliers and employees                          (318,045)            (154,144)            (500,572)
        Interest Paid                                                   (2,467)                    -                  -0-
                                                             -------------------  -------------------  -------------------

            Net Cash used by Operating Activities                   $   274,523         $  (154,144)          $ (321,062)
                                                             -------------------  -------------------  -------------------

      Cash Flows from Investing Activities
         Capital Expenditures                                       $  (82,542)         $   (55,088)          $ (151,772)
         Proceeds from Sale of Fixed Assets                                                                         1,300

                                                             -------------------  -------------------  -------------------

            Net Cash used by Investing Activities                   $  (82,542)         $   (55,088)          $ (150,472)
                                                             -------------------  -------------------  -------------------

      Cash Flows from Financing Activities:
         Proceeds from Sale of Stock                                $         -         $                     $        -0-
         Proceeds from Notes Payable                                    200,000                45,000              351,000
         Note Principal Payments                                       (43,000)                                   (20,000)
         Proceeds from Sale -Leaseback Transaction                                            100,000              100,000
                                                             -------------------  -------------------  -------------------


      Net Cash provided by Financing Activities                     $   157,000         $    145,000          $   431,000
                                                             -------------------  -------------------  -------------------

      Net Increase (Decrease) in                                    $   348,981         $   (64,232)          $  (40,534)
        Cash and Cash Equivalents


      Cash and Cash Equivalents:
         Beginning of Period                                             41,750               82,285               82,284
                                                             -------------------  -------------------  -------------------
         End of Period                                              $   390,731         $     18,053          $    41,750
                                                             ===================  ===================  ===================

      Supplemental Schedule of non-cash investing
        and financing activities:
           Issuance of Common Stock in
            Exchange for Debt                                       $   910,329         $     64,459          $ 1,879,809
                                                             -------------------  -------------------  -------------------
      Total Non-Cash Investing Activities                            $  910,329         $     64,459          $ 1,879,809
                                                             ===================  ===================  ===================

                                                                      June 30,             June 30,            March 31,
                                                                        1999                 1998                 1999
                                                                    (Unaudited)         (Unaudited)           (Audited)
                                                                ------------------  -------------------  ------------------

      Reconciliation of Net Gain/(Loss) to Net
         Cash used by Operating Activities:

      Net Gain/(Loss)                                               $   312,700         $  (252,351)          $  (690,598)
                                                               ------------------  -------------------  -------------------

      Adjustments to Reconcile Net Loss to
        Net Cash used by Operating Activities:

         Depreciation                                               $    28,166         $      6,455          $    80,113
         Amortization                                                         -                2,669                2,869
         (Gain) Loss on Sale of Fixed Assets                                  -                    -                (186)

         Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts Receivable                    (140)                    -                (860)
            (Increase) Decrease in Employee Receivables                   2,500                (814)              (2,500)
            (Increase) Decrease in Deposits                                   -                3,398                2,875
            (Increase) Decrease in Prepaid Expenses                           -               38,982               38,982
            (Increase) Decrease in Deferred Debt Issue Costs                  -                2,669                    -
            Increase (Decrease) in Accounts Payable                    (44,356)             (11,680)               58,635
            Increase (Decrease) in Accrued Expenses                    (24,347)               56,528              189,608
                                                               ------------------  -------------------  -------------------

                   Total Adjustments                                $  (38,177)         $     98,207          $   369,536
                                                               ------------------  -------------------  -------------------

      Net Cash used by Operating Activities                         $   274,523         $  (154,144)          $ (321,062)
                                                               ==================  ===================  ===================

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

Fair value of financial instruments

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

Revenue recognition

     The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when their services and products are provided. During the current period, however, a majority of the Company's revenue consisted of license fees. A one-time only license fee is paid by customers who purchase the Company's VIP system. This gives the customer the right to utilize the Company's software applications on the customer's own equipment. The license fee income was derived from one major customer and was recognized when the contract became final. The license fee income for the period ended June 30, 1999, and 1998 and March 31, 1999 was $570,000, $-0- and $-0-, respectively. A one-time only distributor fee is paid by master distributors in order to obtain distribution rights to the Company's products and services. The distributor fee income was derived from one customer and was recognized when the contract became final. The distributor fee income was $25,000, -0-, and $170,000 for the period ended June 30, 1999, and 1998 and March 31, 1999, respectively.

Advertising expense

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $3,568, $42,269, and $42,269 for the period ended June 30, 1999, and 1998 and March 31, 1999, respectively.

Loss per share

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

     Loss per share is based on the weighted average number of shares outstanding of 9,315,182 and 5,749,848 and 7,205,065 for the period ended June 30, 1999, and 1998 and March 31, 1999, respectively.

Amortization

     Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $-0-, $2,669, and $2,869 for the period ended June 30, 1999, and 1998 and March 31, 1999, respectively.

Transfers and servicing of financial assets and extinguishment of liabilities

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

Note C - Notes payable:

Notes payable consist of the following at June 30, 1999 and 1998, and March 31, 1999:

                                       June 30,        June 30,       March 31,
                                        1999            1998            1999
                                   --------------  --------------  -------------

  Outside interests                  $  50,866        $  50,866      $  50,866
  Related parties                            0          956,746        690,946
                                   --------------  --------------  -------------
                                     $  50,866      $ 1,007,612      $ 741,812
                                   ==============  ==============  =============

Note payable to outside interests include:

                                                                        June 30,     June 30,    March 31,
                                                                          1999         1998        1999
                                                                      -----------  ----------- ------------


  Note  payable,  Brite  Voice  Systems,  Inc.,  dated  January 31,
  1997.  Note is unsecured and payable in monthly  installments  of
  $8,112,  including  interest  at the  rate of  prime + 2 (8.5% at
  March 31, 1999 and 1998) through January 1, 1998.                      $50,866      $50,866      $50,866
                                                                      ===========  =========== ============



     The note to Brite Voice Systems, Inc. is currently in dispute and beginning April 1996, the Company has discontinued the accrual of interest expense. Interest expense charged to operations related to the note payable to outside parties was $-0- for each of the periods ended June 30, 1999 and 1998, and March 31, 1999 respectively.

Notes payable to related parties include:


                                                                                June 30,      June 30,      March 31,
                                                                                  1999          1998           1999
                                                                               ------------  ------------  -------------

  Note payable to a director and officer,  dated September 1, 1994, due on
  December 31, 1998, and unsecured,  interest was payable semi-annually at the rate of prime +2 (8.5% at March 31,  1998).  This note was converted
  into 15,000 shares of common stock on September 30, 1998.                  $        0    $    7,500    $         0

  Notes payable to Pegasus  Settlement  Trust (PST),  a stockholder of the
  Company.  The  beneficiary  and a  trustee  of PST are  officers  of the
  Company. The notes are unsecured and bear interest at rates ranging from
  9% to 10% and  prime  rate  (8.5% at March 31,  1999 and 1998)  with the principal  and accrued  interest  payable at  maturity on various  dates through  December 31, 1998.  Subsequent to the balance  sheet date,  the
  notes were converted into 787,928 shares of common stock on April 6, 1999.          0       590,946        590,946

  Notes  payable to a  stockholder  of the Company and several  affiliated trusts of which the stockholder is the trustee. The notes were unsecured and bore  interest  at rates  ranging  from 9% to 10% and prime (8.5% at
  March 31, 1998) with principal and accrued  interest  payable at various dates through December 31, 1998. These notes were converted into 869,276
  shares of common stock on September 3, 1998.                                        0       348,300              0

  Note payable to an officer  dated May 20, 1996,  secured by common stock with  principal  and accrued  interest  due at maturity on May 20, 1998.
  This note was converted into 33,975 shares of common stock on
  September 30, 1998.                                                                 0        10,000              0

  Notes payable to a stockholder  of the Company.  The notes are unsecured and bear  interest at 10% per annum with the  principal and interest due on various  maturity dates through  October 16, 1999.  Subsequent to the
  balance sheet date, the notes were paid in full on December 30, 1999.         100,000             0        100,000
                                                                             ------------  ------------  -------------

                  Total related party notes payable                          $  100,000    $  956,746    $   690,946

                   Less current portion                                         100,000       956,746        100,000
                                                                             ------------  ------------  -------------
                 Long-term portion                                           $        0    $        0    $   590,946
                                                                             ============  ============  =============


     Related  party  notes  payable  that  were   converted  into  common  stock
subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the related party notes payable was $3,485, $23,774 and $64,199 for the periods ended June 30, 1999 and 1998, and March 31, 1999 respectively.

Note D - Long-term debt:

         Long-term debt consisted of the following at June 30, 1999 and 1998, and March 31, 1999:

                                                                                 June 30,     June 30,      March 31,
                                                                                   1999         1998          1999
                                                                                -----------  ------------ -------------

  12% convertible debentures due December 25, 1997, convertible into shares of common  stock at a  conversion  price of $.87 per share.
  Principal  and  interest  were  payable  on  demand  at  maturity.
  Convertible  debentures  were secured by a media  purchase  credit
  (see Note J). These notes were converted into 367,816 shares of
  common stock on September 30, 1998.                                        $        0    $   320,000    $        0

  Notes  payable  dated  various  dates  from May 20,  1996  through
  September  9, 1996,  secured by common  stock with  principal  and
  accrued   interest  due  at  maturity  on  various  dates  through
  September 9, 1998.  216,250  warrants to purchase shares of common stock at  $3.00  per  share  expiring  on  various  dates  through
  September  9, 1998 were  issued to the note  holders.  These notes were converted into 1,555,458 shares of common stock on various
  dates through June 30, 1999.                                                   60,000        785,000        60,000

  Notes  payable to Bisbro  Investments  Co.,  Ltd. The notes are
  unsecured   and  bear  interest  at  10%  per  annum  with  the
  principal  and interest due on various  maturity  dates through
  January 5, 2000.  These  notes are  convertible  into shares of
  common  stock  at  a  conversion   price  of  $.50  per  share.
  Subsequent to the balance sheet date,  the notes were converted
  into 120,000 shares of common stock on June 18, 1999.                               0              0        60,000

  Notes  payable  to  Universal  Asset  Fund,  Ltd.  The  notes  are unsecured  and bear  interest at 10% per annum with the  principal and interest due on various  maturity  dates through  November 25,
  1999. These notes are convertible into shares of common stock at a conversion  price of $.50 per  share.  Subsequent  to the  balance sheet date, the notes were converted into 80,000 shares of common
  stock on June 18, 1999.                                                             0              0        40,000

  Notes payable to Capital Growth Fund, Ltd. The notes are unsecured and  bear  interest  at 10% per  annum  with  the  principal  and interest due on various  maturity  dates through August 14, 1999.
  These  notes are  convertible  into  shares of common  stock at a conversion  price of $.50 per share.  Subsequent  to the  balance sheet  date,  the notes were  converted  into  186,000  shares of
  common stock on June 18, 1999.                                                      0         45,000        93,000

  Note payable to Equity  Communication.  This note is unsecured,
  non-interest bearing, and due upon demand.                                     10,000              0        10,000

  Note payable to an  individual.  This note is unsecured  and bears interest at 12% per annum with the  principal  and interest due on
  April 22,  2000.  This note is  convertible  into shares of common stock at a conversion price of $1.00 per share.  Subsequent to the balance  sheet  date,  $37,500  of the note  was used to  exercise
  75,000  warrant  shares at $.50 per share and the  remaining  note
  balance of $37,500 was paid in full on July 8, 1999.                           37,500              0             0

  Note payable to an  individual.  This note is unsecured  and bears interest at 12% per annum with the  principal  and interest due on
  April 23,  2000.  This note is  convertible  into shares of common stock at a conversion price of $1.00 per share.  Subsequent to the balance  sheet  date,  $37,500  of the note  was used to  exercise
  75,000  warrant  shares at $.50 per share and the  remaining  note
  balance of $37,500 was paid in full on July 8, 1999.                           37,500              0             0


  Note payable to an  individual.  This note is unsecured  and bears interest at 12% per annum with the  principal  and interest due on
  March 30,  2000.  This note is  convertible  into shares of common stock at a conversion price of $1.00 per share. This note was paid
  in full on June 16, 1999.                                                           0              0        43,000
                                                                                -----------  ------------ --------------

                                                                             $  145,000    $ 1,150,000   $   306,000
              Less current portion                                              145,000      1,150,000        53,000
                                                                                -----------  ------------ --------------

              Total                                                          $        0    $         0   $   253,000
                                                                                ===========  ============ ==============


     Current maturities of long-term debt obligations that were converted into common stock subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the long-term debt was $2,700, $26,768 and $112,553 for the periods ended June 30, 1999 and 1998, and
March 31, 1999 respectively.

Note E - Common stock:

Stock purchase warrants

         At June 30, 1999, the Company had outstanding warrants to purchase 2,405,500 shares of the Company's common stock at prices which ranged from $0.20 per share to $4.88 per share. The warrants are exercisable at any time and expire on dates ranging from August 31, 1999 to March 31, 2004. At June 30, 1999, 2,405,500 shares of common stock were reserved for that purpose.

Common stock reserved

     At June 30, 1999, shares of common stock were reserved for the following purposes:

  Exercise of stock warrants                                       2,405,500
  Exercise and future grants of stock
     options and stock appreciation rights                           423,000
                                                                --------------
                                                                   2,828,500
                                                                ==============


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

     The provision for income taxes consists of:

                                                   June 30,          June 30,         March 31,
                                                    1999              1998              1999
                                               ---------------   ----------------  -------------

  Current income taxes                            $     0            $     0          $     0

  Change in deferred income taxes due
    to temporary differences                      $     0            $     0          $     0
                                               ---------------   ----------------  ---------------

                                                  $     0            $     0          $     0
                                                ===============   ================  ===============



Deferred tax (liabilities) assets consist of the following:

                                                        1999              1998
                                                  ---------------   ----------------

  Accumulated depreciation                         $   (30,000)       $  (22,000)
                                                  ---------------   ----------------

  Gross deferred tax liabilities                   $   (30,000)       $  (22,000)
                                                  ---------------   ----------------

  Accounts receivable                              $          0       $    29,000
  Accrued liabilities                                     2,000             2,000
  Start-up expenditures                                   7,000            18,000
  Net operating loss carryforward                     2,010,000         1,727,000
                                                  ---------------   ----------------

  Gross deferred tax assets                        $  2,019,000       $ 1,776,000
  Valuation allowance                               (1,989,000)       (1,754,000)
                                                  ---------------   ----------------

  Net deferred tax assets                          $    30,000        $    22,000
                                                  ---------------   ----------------
                                                   $         0        $         0
                                                  ===============   ================


                                                        1999              1998
                                                  ---------------   ----------------
  The increases in the deferred tax valuation
    allowance are as follows:                     $   235,000        $    128,000
                                                  ===============   ================


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

Note G - Stock option plan:

     On November 1, 1994, the Company adopted a stock award and incentive plan which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The plan reserved 450,000 shares of common stock for grant, of which 27,000 shares have been purchased, and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan.

     Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At June 30, 1999, options to purchase 382,750 shares at exercise prices of $0.20 to $1.25 per share had been granted. No stock appreciation rights had been granted at June 30, 1999.

Note H - Commitments and contingencies:

Lease commitments

     The company has entered into a non-cancelable operating lease for office facilities under a lease arrangement commencing on February 3, 1998 and expiring on December 31, 2003.

     Minimum future rentals to be paid on non-cancelable leases as of June 30, 1999 for each of the next five years and in the aggregate are:

          Year ending
           March 31,                            Amount
        ----------------                  -----------------

             2000                            $   59,414
             2001                               101,060
             2002                               103,540
             2003                               104,856
             2004                                80,364
                                           -----------------
                                             $  449,234
                                           =================


     Total rent expense charged to operations was $14,352, $6,692 and $27,416 for the periods ended June 30, 1999 and 1998 and March 31, 1999, respectively.

Note I - Barter transaction:

     On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 is included in other assets in the accompanying balance sheet as of June 30, 1999 and 1998 and March 31, 1999, respectively. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expire June 3, 2001.

Note J - Sale - leaseback transaction:

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

Note K - Extinguishment of debt:

     During the periods ended June 30, 1999 and 1998 and March 31, 1999, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company's accounts payable and accrued operating expenses in the amount of $12,056, -0-and $88,828, respectively, which has been reported as an extraordinary item in the accompanying statements of operations.

Note L -  Going concern:

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

     On July 1, 1999 the Company closed a private offering of 320,000 shares of the Company's $.001 par value common stock for total proceeds of $400,000.

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

Overview

         The Company integrates and markets speech recognition technologies to be used by telecommunications providers, to enhance a provider's overall package of voice services through voice dialing. The Company's key product, the Voice Integrated Platform ("VIP System" or the "System"), successfully integrates the Philips Speech Pearl Natural Dialog, Philips Speech Processing's speech recognition technology, with the Company's proprietary software application. The System is designed to utilize standard industrial grade hardware and a rack-mountable microprocessor-based computing system, with a Windows NT operating system. The System has been developed for collocation at the telecommunication provider's central office switch. With the VIP System, a provider's subscriber can use natural conversational speech to access a variety of enhanced service applications. The Company believes that the Philips speech recognition technology that its System incorporates is superior to other similar technologies and that its VIP System's enhanced services will become standard telephony options offered by telecommunications providers in the 21st century.

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

         In December of 1998, the Company realized that the resources necessary to sell and market its services directly to subscribers would require extensive amounts of working capital and began researching venues which already had inherent customer bases. The first distribution channel that the Company explored was master distributors in various cities and states around the country. The Company believes this will be a source of customer addition once the Company is in the position to locate its VIP Systems in the master distributor marketing areas. The second is through revenue sharing directly with incumbent local exchange carriers ("ILECs"), wireless communications carriers ("WCCs"), and competitive local exchange carriers. This avenue is extremely attractive to the Company because these entities already have customer bases and the infrastructure to service large number of customers. In June of 1999, the Company announced its revenue sharing marketing plan to wireline and wireless telecommunications providers providing services such as The Smart Line(sm), Emma-The Perfect Receptionist(sm), ** Talk(sm), My One Special Number(sm) , and Safety*Talk(sm).

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

Results of Operations

         The Company recorded a net gain of $312,700 for the period ended June 30, 1999, compared to a net loss of $252,351 for the period ended June 30, 1998.

         Total Revenue

         Total revenue for the period ended June 30, 1999, was $595,175 compared to -0- for the period ended June 30, 1998. Total revenues consisted of $570,000 from licensing fees for the Company's VIP application software, $25,000 from master distributor fees for specific marketing rights and the remaining from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". The Company anticipates that revenues from the sale of its services will grow gradually in the first half of 2000 as it installs VIP Systems in the ILECs and WCCs which have already signed revenue sharing agreements and as VIP Systems are purchased and installed at KMCs switch locations. The Company's agreement with KMC is for 39 VIP Systems which are expected to be installed by the end of the year 2000. The Company does not intend to sell its systems in the future but to enter into revenue sharing agreements where the Company retains title to the VIP Systems. The Company does not anticipate substantial revenue going forward from master distributor agreements.

         Cost of Sales

         Cost of sales for the period ended June 30, 1999 was $44,916 compared to -0- for the period ended June 30, 1998. Cost of sales consisted primarily of direct costs associated with the licensing agreement completed during the period and system access costs related to the basic infrastructure requirements to provide the Company's "Emma the Perfect Receptionist" and "Smart Line" service to current and future end users.

         Selling, General and Administrative

         Selling, general and administrative expenses for the period ended June 30, 1999 were $233,175 compared to $50,828 for the period ended June 30, 1998. The increase in the period ended June 30, 1998 and the same period in 1999 was primarily due from the staffing increases and increased marketing efforts of the Company's revenue sharing program to wireline and wireless carriers.

         The Company expectes that selling, general and adminstrative expenses will increase in fiscal year 2000, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, the Company believes that such expenses will not increase proportionately with revenues from sales.

         Extraordinary Items

         The Company has recognized income from the extinguishment of debt of $12,056, -0-, and $88,828 for the period ended June 30, 1999 and 1998, and March 31, 1999, respectively.

Liquidity and Capital Resources

         The Company's cash and cash equivalents at June 30, 1999 were $390,731 an increase of $348,981 from $41,750 at March 31, 1999. The improved liquidity was due primarily to the proceeds received on the licensing of the Company's VIP application software to KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by June 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments, beginning July 2002 and continuing through July 2009.

         On July 1, 1999 pursuant to Section 4(2) of the Securities Act of 1933, the Company conducted an offering of 320,000 shares of the Company's common stock at $1.25 per share providing the Company with $400,000 working capital.

         Future Obligations

                  During the next twelve months, the Company plans, subject to raising adequate capital, to increase substantially the marketing of its VIP Systems, to introduce new services, and to continue refining the services it currently provides. Subject to the Company's ability to fund the cost, management expects the Company to hire or contract with approximately 40 additional persons during the next twelve (12) months, primarily to support its expanding marketing activities and system installations. At January 15, 2000, the Company employed fifteen (16) employees.

         The ability of the Company to raise capital is, in the opinion of management, the primary constraint on the implementation of its business plan. Management estimates that during the next twelve (12) months, the Company will require approximately $3,000,000 of equity and/or long term debt to finance its costs of marketing, system deployment, and continued refinement of its services. In addition, the Company will be required to obtain extensions of its current debt or raise additional funds of approximately $900,000 to retire its debt. There is no assurance that the Company will be able to secure any such financing or extensions of its current debt.

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

Item 2.  Changes in Securities.

(a)      There have been no material changes in securities during the period

(b) There have been no material changes in the class of securities or the rights of the holders of the registered securities.

(c)  Recent Sales of Unregistered Securities

On May 3, 1999, the Company issued John Meleky a warrant to purchase 1,250 shares of common stock of the Company at an exercise price of $1.37 per share on or before May 3, 2001.

On May 3, 1999, the Company issued Karl Koelker a warrant to purchase 2,672 shares of common stock of the Company at an exercise price of $1.37 per share on or before May 3, 2001.

On May 3, 1999, the Company issued Louis R. Battista a warrant to purchase 10,539 shares of common stock of the Company at an exercise price of $1.37 per share on or before May 3, 2001.

On May 3, 1999, the Company issued Mark Battista a warrant to purchase 10,539 shares of common stock of the Company at an exercise price of $1.37 per share on or before May 3, 2001.

None of these transactions involved an underwriter and no underwriting discounts or commissions were paid. All of these transactions are exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

Additional sales of unregistered securities made during the reporting period covered by this Form 10-QSB have been previously reported in Part II of the Company's 10-KSB for the fiscal year ended March 31, 1999, filed with the Securities and Exchange Commission on December 1, 1999.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit

Number    Description of Exhibits

10.1*     Warrant Certificate No. 93 issued to John Meleky, dated May 3, 1999
10.2*     Warrant Certificate No. 94 issued to Karl Koelker, dated May 3, 1999
10.3*     Warrant Certificate No. 95 issued to Louis R. Battista, dated May 3, 1999
10.4*     Warrant Certificate No. 96 issued to Mark Battista, dated May 3, 1999
10.5**    Master Distributor Agreement between Voice Retrieval, Inc. and Preferred Voice, Inc.
10.6**    Software License Agreement between KMC Telecom Holdings, Inc. and Preferred Voice, Inc.
10.7*     Form of Promissory Note and Schedule


* Filed herewith.
** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 33-92894) and incorporated herein by reference.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PREFERRED VOICE, INC.


                                          /s/ G. Ray Miller
February 10, 2000                         --------------------------------------
                                          G. Ray Miller
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors
                                          (Principal Executive Officer)





                                          /s/ Mary G. Merritt
February 10, 2000                         --------------------------------------
                                          Mary G. Merritt
                                          Secretary, Treasurer and
                                          Vice President of Finance
                                          (Principal Financial Officer)