Form 10QSB
period 1999-09-30
PREFERRED VOICE INC
filed 2000-02-11
CIK 946822

United States

                       Securities and Exchange Commission

                                              Washington, D. C. 20549

                                   Form 10-QSB

     { X } Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 1999.

                                       or

     { } Transition  Report  Pursuant to Section 13 or 15 (d) of the  Securities
Exchange   Act  of  1934  for  the   Transition   Period  From   _____________to
_____________

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

            Delaware                                       75-2440201
  ------------------------------                   --------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                   75206
-------------------------------                    ---------------------------
(Address of Principal Executive                             (Zip Code)
            Offices)

                                  (214) 265-9580
                         ------------------------------
                         (Registrant's  Telephone Number,
                              including area code.)

                                  Not Applicable
                         ------------------------------
                      (Former  name,  Former  Address  and
              Former  Fiscal  year,  if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes                No  X
                ----              ----


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 13,103,879 shares as of December 31, 1999.

Transitional Small Business Format    Yes         No   X
                                         ----        ----

                                      INDEX

                              Preferred Voice, Inc.

Part I.  Financial Information                                          1

Item 1.  Financial Statements                                           1

         Balance Sheets-September 30, 1999, September 30, 1998
           and March 31, 1999.                                          1

         Statements of Operations-Three Months Ended September
           30, 1999 and 1998, and Six Months Ended September 30,
           1999 and 1998, and for the Year Ended March 31, 1999.        3

         Statements of Cash Flows-Six Months Ended September 30,
          1999 and 1998 and for the Year Ended March 31, 1999.          4

         Notes to Financial Statements - September 30, 1999.            6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         15

Part II. Other Information                                             18

Item 1.  Legal Proceedings                                             18

Item 2.  Changes in Securities                                         18

Item 3.  Defaults upon Senior Securities                               18

Item 4.  Submission of Matters to a Vote of Security Holders           18

Item 5.  Other Information                                             18

Item 6.  Exhibits and Reports on Form 8-K                              19

Signatures                                                             20

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              Preferred Voice, Inc.

                                                  Balance Sheets
                                  September 30, 1999 and 1998 and March 31, 1999


                                                                     September 30,        September 30,          March 31,
                                                                         1999                 1998                1999
Assets                                                                (Unaudited)          (Unaudited)           (Audited)

      Current Assets:

          Cash and Cash Equivalents                                 $    161,699          $       494         $    41,750
          Accounts Receivable, net of allowance                          284,721                  -0-                 860
            for doubtful accounts of $ -0-, $-0-
            and $-0- respectively
          Employee Receivables                                               583                   64               2,500
                                                              -------------------  -------------------  ------------------
      Total Current Assets                                          $    447,003          $       558         $    45,110
                                                              -------------------  -------------------  ------------------

      Property and Equipment:
         Computer Equipment                                         $    274,129         $    142,236             223,046
         Furniture and Fixtures                                           24,495               16,934              16,934
         Office Equipmentre                                               10,393               10,728              12,493
         Computer Equipment                                              248,220              136,032             190,063
         LESS:  Accumulated Depreciation                               (217,557)             (93,737)           (161,049)
                                                              -------------------  -------------------  ------------------

      Net Property and Equipment                                    $    339,680         $    212,192         $  281,487
                                                              -------------------  -------------------  ------------------
      Other Assets:
         Deposits                                                   $     85,114         $     81,012         $   81,535
         Prepaid Expenses                                                761,018              761,018            761,018
                                                              -------------------  -------------------  ------------------
     Total Other Assets                                             $    846,132         $    842,030         $  842,553
                                                              -------------------  -------------------  ------------------
Total Assets                                                        $  1,632,815         $  1,054,780         $1,169,150
                                                              ===================  ===================  ==================


                                                                     September 30,        September 30,          March 31,
                                                                         1999                 1998                 1999
Liabilities and Stockholder's Deficit                                 (Unaudited)          (Unaudited)           (Audited)

      Current Liabilities:
        Accounts Payable                                            $    325,573         $    351,556         $    363,834
       Accrued Operating & Vacation Expenses                              25,237               51,301               19,611
       Accrued Payroll and Related Tax                                   158,109              137,637              226,755
       Accrued Interest Payable                                          261,034              289,289              248,967
       Notes Payable                                                     120,866              662,866              103,866
       Notes Payable-Related Parties                                     100,000               50,000              100,000
                                                              -------------------  -------------------  -------------------

      Total Current Liabilities                                     $    990,819        $   1,542,649         $  1,063,033
                                                              -------------------  -------------------  -------------------

      Long Term Debt:
       Notes Payable-Related Parties                                 $       -0-         $    590,946         $    590,946
       Deferred Gain on Sale-Leaseback Transaction                           -0-              136,243                  -0-
       Long-Term Debt, Net Of Current Maturities                             -0-                  -0-              253,000
                                                              -------------------  -------------------  -------------------

      Total Long Term Debt                                           $       -0-         $    727,189         $    843,946
                                                              -------------------  -------------------  -------------------

      Commitments and Contingencies (Note H)

      Stockholders Deficit:
       Common Stock, $0.001 par value
         20,000,000 shares authorized;
         shares issued 11,440,990,  7,679,574
         and 9,695,681 respectively                                 $     11,436         $      7,679         $      9,695
      Additional  Paid In Capital                                      6,464,620            4,365,586            5,192,033
      Accumulated Deficit                                            (5,832,192)          (5,586,455)          (5,937,689)
      Treasury Stock - at cost                                           (1,868)              (1,868)              (1,868)
                                                              -------------------  -------------------  -------------------

      Total Stockholder Deficit                                     $    641,996       $  (1,215,058)        $   (737,829)
                                                              -------------------  -------------------  -------------------

Total Liabilities and Stockholder Deficit                          $   1,632,815        $   1,054,780        $   1,169,150
                                                              ===================  ===================  ===================

                                             Preferred Voice, Inc.

                                           Statements of Operations
                          For The Three Months Ended September 30, 1999 and 1998
                        And For the Six Months Ended September 30, 1999 and 1998
                                   And For the Year Ended March 31, 1999


                                          Three Months Ended                    Six Months Ended

                                  September 30,      September 30,         September 30,       September 30,        March 31,
                                       1999               1998                 1999                1998               1999
                                    (Unaudited)        (Unaudited)          (Unaudited)        (Unaudited)          (Audited)
                                  --------------    ----------------     ----------------   -----------------   ----------------

Sales                              $  227,471           $       -         $    822,645          $        -        $   180,383

  Cost of Sales                        91,167                 415              136,082                 415             15,033
                                  --------------    ----------------     ----------------   -----------------   ----------------
  Gross Profit (loss)              $  136,304           $   (415)         $    686,563          $    (415)        $   165,350
                                  --------------    ----------------     ----------------   -----------------   ----------------

Costs and Expenses:
  General & Administrative            355,992             119,530              589,167             321,053            768,024
  Interest Expense                      5,450              55,896               21,890             106,724            176,752
                                  --------------    ----------------     ----------------   -----------------   ----------------
  Total Costs and Expenses         $  361,442          $  175,426          $   611,057         $   427,777        $   944,776
                                  --------------    ----------------     ----------------   -----------------   ----------------

Gain/(Loss) Before Income Tax      $(225,138)          $(175,841)          $    75,506         $ (428,192)        $ (779,426)


Provision for Income Tax                  -0-                 -0-                  -0-                 -0-                 -0-
                                  --------------    ----------------     ----------------   -----------------   ----------------

Loss Before Extraordinary Item     $(225,138)          $(175,841)          $    75,506         $ (428,192)        $ (779,426)
                                  ==============    ================     ================   =================   ================

Extraordinary Item:
  Gain from Extinguishment of
  Debt (less applicable income
  taxes of -0-)(Note K)                17,935              88,828               29,991              88,828             88,828

Net Loss                          $ (207,203)         $  (87,013)          $   105,497         $ (339,364)        $ (690,598)
                                  ==============    ================     ================   =================   ================

Per Share Amounts:

 Gain/(Loss) from Operations      $    (0.02)          $   (0.03)           $     0.01         $    (0.07)        $    (0.11)

 Gain from Extinguishment of Debt $         -          $     0.01           $        -         $      0.01        $      0.01

Net Gain/Loss (Per Share)         $    (0.02)          $   (0.02)           $     0.01         $    (0.06)        $    (0.10)


                                             Preferred Voice, Inc.

                                           Statement of Cash Flows

                            For the Six Months Ended September 30, 1999 and 1998
                                     And For the Year Ended March 31, 1999

                                                                    September 30,        September 30,          March 31,
                                                                         1999                 1998                 1999
                                                                      (Unaudited)          (Unaudited)           (Audited)
                                                                 -------------------  -------------------  -------------------
      Cash Flows from Operating Activities:

        Cash Received from customers                                $    595,175         $      5,247         $    179,510
        Cash Paid to suppliers and employees                           (796,233)            (251,188)            (500,572)
      Interest Paid                                                      (4,442)                  -0-                  -0-
                                                                  -------------------  -------------------  -------------------

               Net Cash used by Operating Activities               $   (205,500)        $   (245,941)        $   (321,062)
                                                                  -------------------  -------------------  -------------------
      Cash Flows from Investing Activities:
         Capital Expenditures                                      $   (116,801)        $    (79,149)        $   (151,772)
         Proceeds from Sale of Fixed Assets                                  250                1,300                1,300
                                                                  -------------------  -------------------  -------------------

               Net Cash used by Investing Activities               $   (116,551)        $    (77,849)        $   (150,472)
                                                                  -------------------  -------------------  -------------------
      Cash Flows from Financing Activities:
         Proceeds from Sale of Stock                                $    360,000                  -0-                  -0-
         Proceeds from Notes Payable                                     200,000              148,000              351,000
         Note Principal Payments                                       (118,000)              (6,000)             (20,000)
         Proceeds from Sale -Leaseback Transaction                           -0-              100,000              100,000
                                                                  -------------------  -------------------  -------------------

               Net Cash provided by Financing Activities            $    442,000        $     242,000         $    431,000
                                                                  -------------------  -------------------  -------------------
      Net Increase (Decrease) in Cash and
          Cash Equivalents                                          $    119,949        $    (81,790)         $   (40,534)

      Cash and Cash Equivalents:
         Beginning of Period                                              41,750               82,285               82,284
                                                                  -------------------  -------------------  -------------------
        End of Period                                              $     161,699        $         495         $     41,750
                                                                  ===================  ===================  ===================

     Supplemental Schedule of non-cash investing and financing activities:

           Issuance of Common Stock in
            Exchange for Debt                                      $   1,173,928        $   1,051,346         $  1,879,809
                                                                  -------------------  -------------------  -------------------

      Total Non-Cash Investing Activities                          $   1,173,928        $   1,051,346        $   1,879,809
                                                                  ===================  ===================  ===================


                                                                    September 30,      September 30,            March 31,
                                                                        1999                1998                   1999
                                                                     (Unaudited)        (Unaudited)              (Audited)
                                                                 -------------------  -------------------  -------------------

      Reconciliation of Net Gain/(Loss) to Net
           Cash used by Operating Activities:

      Net Gain/(Loss)                                               $    105,497        $   (339,364)        $   (690,598)
                                                                 -------------------  -------------------  -------------------

       Adjustments to Reconcile Net Loss to Net Cash
           used by Operating Activities:
         Depreciation                                               $     58,083         $     12,832         $     80,113
         Amortization                                                          -                2,869                2,869
         (Gain) Loss on Sale of Fixed Assets                                 275                (216)                (186)

         Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts Receivable                 (283,860)                    -                (860)
            (Increase) Decrease in Employee Receivables                    1,917                 (64)              (2,500)
            (Increase) Decrease in Deposits                              (3,579)                3,398                2,875
            (Increase) Decrease in Prepaid Expenses                            -               38,982               38,982
            (Increase) Decrease in Deferred Debt Issue Costs                   -                2,869                    -
            Increase (Decrease) in Accounts Payable                     (18,629)                8,244               58,635
            Increase (Decrease) in Accrued Expenses                     (65,204)               24,509              189,608
                                                                  -------------------  -------------------  -------------------


                   Total Adjustments                               $   (310,997)         $     93,423         $    369,536
                                                             -------------------  -------------------  -------------------

      Net Cash used by Operating Activities                        $   (205,500)        $   (245,941)        $   (321,062)
                                                              ===================  ===================  ===================


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

Revenue recognition

     The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the six month period ended September 30, 1999, a majority of the Company's revenue consisted of license fees. A one-time only license fee is paid by customers who purchase the Company's VIP system. This gives the customer the right to utilize the Company's software applications on the customer's own equipment. The license fee income was derived from one major customer and was recognized when the contract became final. The license fee income was -0-, and $570,000 for the three month and the six month period ended September 30, 1999, respectively; and $-0- and $-0-for the three month and the six month period ended September 30, 1998, respectively and -0- for the period ended March 31, 1999. A one-time only distributor fee is paid by master distributors in order to obtain distribution rights to the Company's products and services. The distributor fee income was recognized when the contract became final. The distributor fee income was $-0- and $25,000 for the three month and the six month period ended September 30, 1999, respectively; and $-0- and $-0-for the three month and the six month period ended September 30, 1998, respectively and $170,000 for the period ended March 31, 1999.

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

     Loss per share is based on the weighted average number of shares outstanding of 10,691,809 and 10,007,257 for the three months and six months ending September 30, 1999, respectively; 6,214,078 and 6,016,107 for the three months and six months ending September 30, 1998, respectively and 7,205,065 for the period ending March 31, 1999.

Amortization

     Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $-0-and $-0- for the three months and six months ended September 31, 1999, respectively; and $200 and $2,869 for the six months and three months ended September 31, 1998, respectively; and $2,869 for the fiscal year ended March 31, 1999.

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

Note C - Notes payable:

Notes payable consist of the following at September 30, 1999 and 1998, and March 31, 1999:

                                                Sept. 30,       Sept. 30,      March 31,
                                                  1999            1998            1999
                                            --------------  --------------  -------------

              Outside interests               $  50,866        $  50,866      $  50,866
              Related parties                         0          640,946        690,946
                                            --------------  --------------  -------------
                                              $  50,866        $ 691,812      $ 741,812
                                            ==============  ==============  =============


Note payable to outside interests include:

                                                                                   Sept. 30,    Sept. 30,    March 31,
                                                                                      1999         1998        1999
                                                                                  -----------  ----------- ------------


              Note  payable,  Brite  Voice  Systems,  Inc.,  dated  January 31,
              1997.  Note is unsecured and payable in monthly  installments  of
              $8,112,  including  interest  at the  rate of  prime + 2 (8.5% at
              March 31, 1999 and 1998) through January 1, 1998.                      $50,866      $50,866      $50,866
                                                                                  ===========  =========== ============


     The note to Brite Voice Systems, Inc. is currently in dispute and beginning April 1996, the Company has discontinued the accrual of interest expense. Interest expense charged to operations related to the note payable to outside parties was $-0- for each of the three month and six month periods ended September 30, 1999 and 1998, and March 31, 1999 respectively.

Notes payable to related parties include:

                                                                                    Sept. 30,     Sept. 30,     March 31,
                                                                                     1999          1998           1999
                                                                                 ------------  ------------  -------------

        Notes payable to Pegasus  Settlement  Trust (PST),  a stockholder of the
        Company.  The  beneficiary  and a  trustee  of PST are  officers  of the
        Company. The notes are unsecured and bear interest at rates ranging from
        9% to 10% and  prime  rate  (8.5% at March 31,  1999 and 1998)  with the principal  and accrued  interest  payable at  maturity on various  dates through  December 31, 1998.  Subsequent to the balance  sheet date,  the
        notes were converted into 787,928 shares of common stock on April 6, 1999.        0       590,946        590,946

        Notes payable to a stockholder  of the Company.  The notes are unsecured and bear  interest at 10% per annum with the  principal and interest due on various  maturity dates through  October 16, 1999.  Subsequent to the
        balance sheet date, the notes were paid in full on December 30, 1999.       100,000        50,000        100,000
                                                                                  ------------  ------------  -------------
                  Total related party notes payable                               $ 100,000      $640,946      $ 690,946

                  Less current portion                                              100,000       640,946        100,000
                                                                                  ------------  ------------  -------------
                  Long-term portion                                               $       0      $      0      $ 590,946
                                                                                  ============  ============  =============


     Related  party  notes  payable  that  were   converted  into  common  stock
subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the related party notes payable was $2,500 and $5,985 for the three months and the six months ended September 31, 1999, respectively; and $15,093 and $29,867 for the three months and the six months ended September 31, 1998, respectively; $64,199 for the fiscal year ended March 31, 1999.

Note D - Long-term debt:

         Long-term debt consisted of the following at September 30, 1999 and 1998, and March 31, 1999:

                                                                                Sept. 30,     Sept. 30,     March 31,
                                                                                   1999         1998          1999
                                                                                -----------  ------------ ------------

              Notes  payable  dated  various  dates  from May 20,  1996  through
              September  9, 1996,  secured by common  stock with  principal  and
              accrued   interest  due  at  maturity  on  various  dates  through
              September 9, 1998.  216,250  warrants to purchase shares of common stock at  $3.00  per  share  expiring  on  various  dates  through
              September  9, 1998 were  issued to the note  holders.  These notes were converted into  1,555,458  shares of  common stock on various
              dates through June 30, 1999.                                         60,000       514,000       60,000



              Notes  payable to Bisbro  Investments  Co.,  Ltd. The notes are
              unsecured   and  bear  interest  at  10%  per  annum  with  the
              principal  and interest due on various  maturity  dates through
              January 5, 2000.  These  notes are  convertible  into shares of
              common  stock  at  a  conversion   price  of  $.50  per  share.
              Subsequent to the balance sheet date,  the notes were converted
              into 120,000 shares of common stock on June 18, 1999.                      0             0      60,000

               Notes  payable  to  Universal  Asset  Fund,  Ltd.  The  notes  are unsecured  and bear  interest at 10% per annum with the  principal and interest due on various  maturity  dates through  November 25,
               1999. These notes are convertible into shares of common stock at a conversion  price of $.50 per  share.  Subsequent  to the  balance sheet date, the notes were converted into 80,000 shares of common
               stock on June 18, 1999.                                                    0             0     40,000

               Notes payable to Capital Growth Fund, Ltd. The notes are unsecured and  bear  interest  at 10% per  annum  with  the  principal  and interest due on various  maturity  dates through August 14, 1999.
               These  notes are  convertible  into  shares of common  stock at a conversion  price of $.50 per share.  Subsequent  to the  balance sheet  date,  the notes were  converted  into  186,000  shares of
               common stock on June 18, 1999.                                            0        98,000      93,000

              Note payable to Equity  Communication.  This note is unsecured,
              non-interest bearing, and due upon demand.                            10,000             0      10,000

              Note payable to an  individual.  This note is unsecured  and bears interest at 12% per annum with the  principal  and interest due on
              March 30,  2000.  This note is  convertible  into shares of common stock at a conversion price of $1.00 per share.  This note was
              paid in full on June 16, 1999.                                             0             0      43,000
                                                                                -----------  ------------ --------------
                                                                                  $ 70,000     $ 612,000    $306,000
              Less current portion                                                  70,000       612,000      53,000
                                                                                -----------  ------------ --------------
              Total                                                               $      0     $       0    $253,000
                                                                                ===========  ============ ==============

     Current maturities of long-term debt obligations that were converted into common stock subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the long term debt was $2,700 and $5,400 for the three months and the six months ended September 31, 1999, respectively; and $23,121 and $35,031 for the three months and the six months ended September 31, 1998, respectively; $112,553 for the fiscal year ended March 31, 1999

Note E - Common stock:

Stock purchase warrants

         At September 30, 1999, the Company had outstanding warrants to purchase 2,355,500 shares of the Company's common stock at prices which ranged from $0.50 per share to $4.00 per share. The warrants are exercisable at any time and expire on dates ranging from June 25, 2000 to March 31, 2004. At September 30, 1999, 2,355,500 shares of common stock were reserved for that purpose.

Common stock reserved

     At September 30, 1999, shares of common stock were reserved for the following purposes:

      Exercise of stock warrants                               2,355,500
      Exercise and future grants of stock
      options and stock appreciation rights                      423,000
                                                            --------------
                                                               2,778,500
                                                            ==============

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

     The provision for income taxes consists of:


                                                                                Sept. 30,          Sept. 30,      March 31,
                                                                                  1999              1998           1999
                                                                           ---------------   ----------------  ---------------
                        Current income taxes                                   $     0            $     0          $    0

                        Change in deferred income taxes due
                             to temporary differences                          $     0            $     0          $     0
                                                                           ---------------   ----------------  ---------------

                                                                               $     0            $     0          $     0
                                                                           ===============   ================  ===============



Deferred tax (liabilities) assets consist of the following:


                                                                               1999              1998
                                                                        ---------------   ----------------

                        Accumulated depreciation                        $     (30,000)    $     (22,000)
                                                                        ---------------   ----------------

                        Gross deferred tax liabilities                  $     (30,000)    $     (22,000)
                                                                        ---------------   ----------------

                        Accounts receivable                             $           0     $       29,000
                        Accrued liabilities                                     2,000              2,000
                        Start-up expenditures                                   7,000             18,000
                        Net operating loss carryforward                     2,010,000          1,727,000
                                                                        ---------------   ----------------



                        Gross deferred tax assets                       $    2,019,000    $     1,776,000
                        Valuation allowance                                (1,989,000)        (1,754,000)
                                                                        ---------------   ----------------

                        Net deferred tax assets                         $       30,000    $        22,000
                                                                        ---------------   ----------------
                                                                        $            0    $             0
                                                                        ===============   ================

                                                                             1999              1998
                                                                        ---------------   ----------------
                        The increases in the deferred tax valuation
                           allowance are as follows:                    $      235,000    $      128,000
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

     Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At September 30, 1999, options to purchase 412,750 shares at exercise prices of $0.20 to $1.50 per share had been granted. No stock appreciation rights had been granted at September 30, 1999.

Note H - Commitments and contingencies:

Lease commitments

     The Company has entered into a non-cancelable operating lease for office facilities under a lease arrangement commencing on February 3, 1998 and expiring on December 31, 2003.

     Minimum future rentals to be paid on non-cancelable leases as of June 30, 1999 for each of the next five years and in the aggregate are:

         Year ending

           March 31,                                      Amount
        ----------------                            -----------------

             2000                                       $   45,062
             2001                                          101,060
             2002                                          103,540
             2003                                          104,856
             2004                                           80,364
                                                    =================
                                                        $  434,882

     Total rent expense charged to operations was $14,352 and $28,011 for the three months and the six months ended September 31, 1999, respectively; and $6,846 and $13,537 for the three months and the six months ended September 31, 1998, respectively; $27,416 for the fiscal year ended March 31, 1999.

Note I - Barter transaction:

     On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 is included in other assets in the accompanying balance sheet as of September 30, 1999 and 1998 and March 31, 1999, respectively. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expire June 3, 2001.

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

Note K - Extinguishment of debt:

     During the periods ended September 30, 1999 and 1998 and March 31, 1999, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company's accounts payable and accrued operating expenses in the amount of $17,935 and $29,991 for the three months and the six months ended September 30, 1999, respectively; and $88,828 and $88,828 for the three months and the six months ended September 30, 1998, respectively; and $88,828 for the fiscal year ended March 31, 1999 which has been reported as an extraordinary item in the accompanying statements of operations.

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

                 Item 2. Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into this report.

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

         In December of 1998, the Company realized that the resources necessary to sell and market its services directly to subscribers would require extensive amounts of working capital and began researching venues which already had inherent customer bases. The first distribution channel that the Company explored was master distributors in various cities and states around the country. The Company believes this will be a source of customer addition once the Company is in the position to locate its VIP Systems in the master distributor marketing areas. The second is through revenue sharing directly with incumbent local exchange carriers ("ILECs"), wireless communications carriers ("WCCs"), and competitive local exchange carriers ("CLECs"). This avenue is extremely attractive to the Company because these entities already have customer bases and the infrastructure to service large number of customers. In June of 1999, the Company announced its revenue sharing marketing plan to wireline and wireless telecommunications providers providing services such as The Smart Linesm, Emma-The Perfect Receptionistsm, ** Talksm, My One Special Number sm , and Safety*Talksm.

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

Results of Operations

         For the six month period ended September 30,1999, the Company recorded net gain of $105,497, or $.01 per share compared to a net loss of $339,364,or $.06 per share for the six month period ended September 30, 1998. For the three month period ended September 30, 1999, the Company recorded a net loss of $207,203, or $.02 per share compared to a net loss of $87,013, or $.02 per share for the three month period ended September 30, 1998.

         Total Revenue

         Total revenue for the six months period ended September 30, 1999, was $822,645 compared to -0- for the six month period ended September 30, 1998. Of the revenue booked in the six months period ended September 30, 1999, 69% was generated from one-time licensing fees to KMC Telecom Holdings, 24% was from sales of its VIP systems, 4% from customer tests, 2.5% from master distributor fees for specific marketing rights, and the remaining.5% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". Total revenue for the three months period ended September 30, 1999 was $227,471 compared to -0- for the three month period ended September 30, 1998. Of the revenue booked in the three months period ended September 30, 1999, 86% was from sales of the Company's VIP systems, and 14% from customer tests. For the fiscal period ended March 31, 1999, revenues of $180,383 were generated 94% from master distributor fees and the remaining 6% from service fees for the Company's end user customers. The Company does not anticipate significant revenue growth from either direct sales to ILECs and WCCs as negotiated with KMC or through master distributorships. However the Company does anticipate significant revenue growth in the second half of the year 2000 from its revenue sharing agreements and as more ILEC, WCC and CLEC agreements are completed.

         Cost of Sales

         Cost of sales for the six months period ended September 30, 1999 was $136,082 compared to $415 for the six months period ended September 30, 1998. Cost of sales for the three months period ended September 30, 1999 was $91,167 compared to $415 for the three months period ended September 30, 1998. For the six months period ended September 30, 1999, 59% of costs were for VIP system hardware purchased by KMC, 23% direct costs associated with the closing of the KMC licensing agreement, and 18% for network infrastructure such as collocations, connectivity, system access and long distance.

         Selling, General and Administrative

         Selling, general and administrative expenses for the six months period ended September 30, 1999 was $589,167 compared to $321,053 for the six months period ended September 30, 1998. Selling, general and administrative expenses for the three months period ended September 30, 1999 was $355,992 compared to $119,530 for the three months period ended September 30, 1998.The increase in the period ended June 30, 1998 and the same period in 1999 was primarily due from the staffing increases and increased marketing efforts of the Company's revenue sharing program to wireline and wireless carriers.

         The Company expects that selling, general and administrative expenses will increase significantly as it begins its full deployment of its sales and marketing plan. To date the Company infrastructure has focused on system development and now must support its sales, marketing and customer service departments, as such, the Company believes fiscal 2000 will experience increases in cost related to increased headcount, lease space, and general overhead.

         Extraordinary Items

         The Company has recognized income from the extinguishment of debt of $29,991 and $88,828 respectively for the six months period ended September 30, 1999 and 1998. For the three months period ended September 30, 1999 and 1998, the Company recognized income from extinguishment of debt of $17,935 and $88,828, respectively.

Liquidity and Capital Resources

         The Company's cash and cash equivalents at September 30, 1999 were $161,699 an increase of $119,949 from $41,750 at March 31, 1999. The improved liquidity was due primarily to the proceeds received on the licensing of the Company's VIP application software to KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by June 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments, beginning July 2002 and continuing through July 2009.

         On July 1, 1999, pursuant to Section 4(2), the Company conducted an offering of 320,000 shares of the Company's common stock at $1.25 per share providing the Company with $400,000 working capital.

At September 30, 1999, the Company had $284,721 of accounts receivable which the Company collected on its credit terms of net 30.

         Future Obligations

         During the next twelve months, the Company plans, subject to raising adequate capital, to increase substantially the marketing of its VIP Systems, to introduce new services, and to continue refining the services it currently provides. Subject to the Company's ability to fund the cost, management expects the Company to hire or contract with approximately 40 additional persons during the next twelve (12) months, primarily to support its expanding marketing activities and system installations. At February 7, 2000, the Company employed fifteen 22 employees.

         The ability of the Company to raise capital is, in the opinion of management, the primary constraint on the implementation of its business plan. Management estimates that during the next twelve (12) months, the Company will require approximately $3,000,000 of equity and/or long term debt to finance its costs of marketing, system deployment, and continued refinement of its services. In addition, the Company will be required to obtain extensions of its current debt or raise additional funds of approximately $1,000,000 to retire its debt. There is no assurance that the Company will be able to secure any such financing or extensions of its current debt.

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

(c)  Recent Sales of Unregistered Securities

On July 1, 1999, the Company issued 160,000 shares of common stock to Triton Capital Investments, Ltd. at a purchase price of $1.25 per share for $200,000.00. On the same day, the Company also issued 160,000 shares of common stock to JMG Capital Partners, L.P. at a purchase price of $1.25 per share for $200,000.00.

On September 21, 1999, the Company issued Southwest Texas Telephone a warrant to purchase 5,000 shares of common stock of the Company at an exercise price of $1.66 per share on or before September 20, 2000.

None of these transactions involved an underwriter and no underwriting discounts or commissions were paid. These transactions are exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit

Number               Description of Exhibits

10.1* Subscription Agreement and Letter of Investment Intent of Triton Capital Investments, Ltd., dated July 1, 1999

10.2* Subscription Agreement and Letter of Investment Intent of JMG Capital Partners, L.P., dated July 1, 1999

10.3* Second Amendment to Lease between Dallas Office Portfolio, L.P. as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc.

10.4** Software License Agreement between Southwest Texas Telephone Company and Preferred Voice, Inc.(10.28)

10.5** Marketing Agreement between Southwest Texas Telephone Company and Preferred Voice, Inc. (10.29)

10.6* Warrant Certificate No. 98 issued to Southwest Texas Telephone Company, dated September 21, 1999

10.7** Software License Agreement between Rural Cellular Corporation and Preferred Voice, Inc. (10.26)

10.8** Marketing Agreement between Rural Cellular Corporation and Preferred Voice, Inc. (10.27)

27*                  Financial Data Schedule

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

                                  PREFERRED VOICE, INC.


February 11, 2000                  /s/ G. Ray Miller
-----------------                 -----------------
      Date                        G. Ray Miller
                                  President, Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

February 11, 2000                  /s/ Mary G. Merritt
-----------------                 -------------------
     Date                         Mary G. Merritt
                                  Secretary, Treasurer and Vice President
                                  of Finance (Principal Financial Officer)