Form 10QSB
period 1999-12-31
PREFERRED VOICE INC
filed 2000-02-22
CIK 946822

United States

                       Securities and Exchange Commission

                             Washington, D. C. 20549

                                   Form 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended December 31, 1999.
                                       or

[ ]  Transition  Report  Pursuant  to  Section  13 or 15 (d)  of the  Securities
Exchange   Act  of  1934  for  the   Transition   Period  From   _____________to
_____________.

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

           Delaware                                      75-2440201
--------------------------------            -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                75206
--------------------------------             -----------------------------------
(Address of Principal Executive                          (Zip Code)
          Offices)

                                 (214) 265-9580
            ---------------------------------------------------------
              (Registrant's Telephone Number, including area code.)

                                 Not Applicable
           ----------------------------------------------------------
             (Former name, Former Address and Former Fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes         No   X
                ------     ------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 13,103,879 shares as of December 31, 1999.

Transitional Small Business Format    Yes           No  X
                                         -----        -----

                                      INDEX

                              Preferred Voice, Inc.

Part I.  Financial Information                                                 1

Item 1.   Financial Statements                                                 1

         Balance Sheets-December 31, 1999, December 31, 1998
         and March 31, 1999.                                                   1

         Statements of Operations-Three Months Ended December 31, 1999
         and 1998, and Nine Months Ended December 31, 1999 and 1998,
         and for the Year Ended March 31, 1999.                                3

         Statements of Cash Flows-Nine Months Ended December 31, 1999
         and 1998 and for the Year Ended March 31, 1999.                       4

         Notes to Financial Statements - December 31, 1999.                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       15

Part II. Other Information                                                    18

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities                                                18

Item 3.  Defaults upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Preferred Voice, Inc.

                                 Balance Sheets
                  December 31, 1999 and 1998 and March 31, 1999

                                                                      December 31,         December 31,          March 31,
                                                                         1999                 1998                 1999
Assets                                                                (Unaudited)          (Unaudited)           (Audited)

      Current Assets:
          Cash and Cash Equivalents                                $   1,935,896           $      376          $   41,750
          Accounts Receivable, net of allowance                          391,382                  323                 860
          for doubtful accounts of $ -0-, $-0-
          and $-0- respectively
          Employee Receivables                                               -0-                  -0-               2,500
                                                              -------------------  -------------------  ------------------
      Total Current Assets                                         $   2,327,278           $      699          $   45,110
                                                              -------------------  -------------------  ------------------
      Property and Equipment:
         Computer Equipment                                        $     285,453           $  329,950          $  223,046
         Furniture and Fixtures                                           24,495               16,934              16,934
         Office Equipment                                                 10,393               12,493              12,493
         Computer Software                                               274,145              153,412             190,063
         LESS:  Accumulated Depreciation                               (249,957)            (103,281)           (161,049)
                                                              -------------------  -------------------  ------------------
      Net Property and Equipment                                   $     349,069           $  409,508          $  281,487
                                                              -------------------  -------------------  ------------------
      Other Assets:
         Deposits                                                  $      85,114           $   81,012          $   81,535
         Deferred Stock Issue Costs                                          -0-               10,000                 -0-
         Prepaid Expenses                                                761,018              761,018             761,018
                                                              -------------------  -------------------  ------------------
      Total Other Assets                                           $     846,132           $  852,030          $  842,553
                                                              -------------------  -------------------  ------------------
Total Assets                                                       $   3,522,479           $1,262,237          $1,169,150
                                                              ===================  ===================  ==================

                                                                     December 31,          December 31,          March 31,
                                                                        1999                  1998                  1999
Liabilities and Stockholder's Deficit                                (Unaudited)           (Unaudited)           (Audited)

      Current Liabilities:
       Accounts Payable                                             $    319,946         $    362,711         $    363,834
       Accrued Operating & Vacation Expenses                             180,400               18,822               19,611
       Accrued Payroll and Related Tax                                   151,006              173,291              226,755
       Accrued Interest Payable                                          219,392              264,826              248,967
       Notes Payable                                                      90,866              463,866              103,866
       Notes Payable-Related Parties                                         -0-              100,000              100,000
                                                              -------------------  -------------------  -------------------
      Total Current Liabilities                                     $    961,610         $  1,383,516         $  1,063,033
                                                              -------------------  -------------------  -------------------

      Long Term Debt:
       Notes Payable-Related Parties                                 $       -0-         $    590,946         $    590,946
       Deferred Gain on Sale-Leaseback Transaction                           -0-              136,242                  -0-
       Long-Term Debt, Net Of Current Maturities                             -0-                  -0-              253,000
                                                              -------------------  -------------------  -------------------

      Total Long Term Debt                                           $       -0-         $    727,188         $    843,946
                                                              -------------------  -------------------  -------------------

      Commitments and Contingencies (Note H)

      Stockholders Deficit:
       Common Stock, $0.001 par value
         20,000,000 shares authorized;
         shares issued 13,170,546,  9,113,045
         and 9,695,681 respectively                                 $     13,170         $      9,113         $      9,695
      Additional  Paid In Capital                                      8,737,244            4,935,721            5,192,033
      Accumulated Deficit                                            (6,187,677)          (5,791,433)          (5,937,689)

      Treasury Stock - at cost                                           (1,868)              (1,868)              (1,868)
                                                              -------------------  -------------------  -------------------

      Total Stockholder Deficit                                     $  2,560,869          $ (848,467)         $  (737,829)
                                                              -------------------  -------------------  -------------------
Total Liabilities and Stockholder Deficit                          $   3,522,479        $   1,262,237        $   1,169,150
                                                              ===================  ===================  ===================


                              Preferred Voice, Inc.

                            Statements of Operations
              For The Three Months Ended December 31, 1999 and 1998
            And For the Nine Months Ended December 31, 1999 and 1998
                      And For the Year Ended March 31, 1999

                                           Three Months Ended                     Nine Months Ended

                                        December 31,     December 31,          December 31,        December 31,         March 31,
                                           1999               1998                 1999                1998               1999
                                       (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)         (Audited)
                                    ---------------    ----------------     ----------------    ----------------   ----------------

Sales                                 $  393,005          $    2,610         $  1,215,650          $    2,610        $   180,383

  Cost of Sales                          265,884               1,072              401,965               1,486             15,033
                                    ---------------    ----------------     ----------------    ----------------   ----------------
  Gross Profit (loss)                 $  127,121          $    1,538          $   813,685          $    1,124        $   165,350
                                    ---------------    ----------------     ----------------    ----------------   ----------------

Costs and Expenses:
  General & Administrative               482,479             162,107            1,071,651             483,160            768,024
  Interest Expense                         5,247              44,409               27,137             151,133            176,752
                                    ---------------    ----------------     ----------------    ----------------   ----------------

  Total Costs and Expenses           $   487,726         $   206,516         $  1,098,788         $   634,293        $   944,776
                                    ---------------    ----------------     ----------------    ----------------   ----------------

Gain/(Loss) Before Income Tax        $ (360,605)         $ (204,978)         $  (285,103)        $  (633,169)        $  (779,426)
Provision for Income Tax                     -0-                 -0-                  -0-                 -0-                -0-
                                    ---------------    ----------------     ----------------    ----------------   ----------------
Loss Before Extraordinary Item       $ (360,605)         $ (204,978)         $  (285,103)        $  (544,341)           (779,426)
                                    ===============    ================     ================    ================   ================
Extraordinary Item:
  Gain from Extinguishment of Debt         5,125                 -0-               35,116              88,828             88,828
   (less applicable income taxes
    of -0-)
   (Note K)

Net Loss                             $ (355,480)         $ (204,978)         $  (249,987)        $  (544,341)        $  (690,598)
                                    ===============    ================     ================    ================   ================

Per Share Amounts:

 Gain/(Loss) from Operations          $   (0.03)         $    (0.03)         $     (0.03)         $    (0.10)        $     (0.11)

 Gain from Extinguishment of Debt     $       -          $         -         $          -         $      0.01        $       0.01

Net Gain/Loss (Per Share)             $   (0.03)         $    (0.03)         $     (0.03)         $    (0.09)    $         (0.10)


                              Preferred Voice, Inc.

                             Statement of Cash Flows
              For the Nine Months Ended December 31, 1999 and 1998
                      And For the Year Ended March 31, 1999

                                                               December 31,         December 31,          March 31,
                                                                   1999                 1998                 1999
                                                                (Unaudited)          (Unaudited)           (Audited)
                                                          -------------------  -------------------  -------------------

Cash Flows from Operating Activities:
Cash Received from customers                               $     823,868          $     7,532        $     179,510
Cash Paid to suppliers and employees                         (1,306,402)            (354,519)            (500,572)
Interest Paid                                                   (16,978)                  -0-                  -0-
                                                          -------------------  -------------------  -------------------

       Net Cash used by Operating Activities               $   (499,512)        $   (346,987)        $   (321,062)
                                                          -------------------  -------------------  -------------------

Cash Flows from Investing Activities:

 Capital Expenditures                                      $    158,592)        $   (114,222)        $   (151,772)
 Proceeds from Sale of Fixed Assets                                  250                1,300                1,300
                                                          -------------------  -------------------  -------------------

       Net Cash used by Investing Activities               $   (158,342)        $   (112,922)        $   (150,472)
                                                          -------------------  -------------------  -------------------

Cash Flows from Financing Activities:
Proceeds from Sale of Stock                                $   2,570,000                  -0-                  -0-
Proceeds from Notes Payable                                      200,000              298,000              351,000
Note Principal Payments                                        (218,000)             (20,000)             (20,000)
Proceeds from Sale-Leaseback Transaction                             -0-              100,000              100,000
                                                          -------------------  -------------------  -------------------

      Net Cash provided by Financing Activities            $   2,552,000         $    378,000         $    431,000
                                                          -------------------  -------------------  -------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                          $   1,894,146         $   (81,900)         $   (40,534)

Cash and Cash Equivalents:
 Beginning of Period                                              41,750               82,285               82,284
                                                          -------------------  -------------------  -------------------

End of Period                                              $   1,935,896         $        376         $     41,750
                                                          ===================  ===================  ===================
Supplemental Schedule of non-cash investing and
  financing activities:

  Issuance of Common Stock in                             $      852,383         $  1,622,914        $   1,879,809
    Exchange for Debt
                                                          -------------------  -------------------  -------------------
Total Non-Cash Investing Activities                        $     852,383         $  1,622,914        $   1,879,809
                                                          ===================  ===================  ===================


                                                                     December 31,         December 31,          March 31,
                                                                         1999                 1998                 1999
                                                                     (Unaudited)          (Unaudited)           (Audited)
                                                              -------------------  -------------------  -------------------
      Reconciliation of Net Gain/(Loss) to Net
           Cash used by Operating Activities:

      Net Gain/(Loss)                                              $   (249,987)        $   (544,342)        $   (690,598)
                                                              -------------------  -------------------  -------------------

       Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities:

         Depreciation                                              $      90,484        $      22,375        $      80,113
         Amortization                                                          -                2,869                2,869
         (Gain) Loss on Sale of Fixed Assets                                 275                (216)                (186)

         Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts Receivable                 (390,921)                (323)                (860)
            (Increase) Decrease in Employee Receivables                    2,900                    -              (2,500)
            (Increase) Decrease in Deposits                              (3,579)                3,398                2,875
            (Increase) Decrease in Prepaid Expenses                          -0-               38,982               38,982
            (Increase) Decrease in Deferred Debt Issue Costs                 -0-              (7,131)                  -0-
            Increase (Decrease) in Accounts Payable                     (20,115)               20,864               58,635
            Increase (Decrease) in Accrued Expenses                       71,431              116,537              189,608
                                                              -------------------  -------------------  -------------------


                   Total  Adjustments                              $   (249,525)         $    197,355         $    369,536
                                                              -------------------  -------------------  -------------------
      Net Cash used by Operating Activities                        $   (499,512)        $   (346,987)        $   (321,062)
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

Revenue recognition

     The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the nine month period ended December 31, 1999, license fees and system sales were the two primary sources of revenue, even though there were revenues from distributor fees and customer tests. A one-time only license fee is paid by customers who purchase the Company's VIP system. This gives the customer the right to utilize the Company's software applications on the customer's own equipment. The license fee income was derived from one major customer and was recognized when the contract became final. The license fee income was $-0-, and $570,000 for the three month and the nine month period ended December 31, 1999, respectively; and $-0- and $-0-for the three month and the nine month period ended December 31, 1998, respectively, and $-0- for the period ended March 31, 1999. System sales revenues are recognized when the customer orders the system. The system sale income was $390,992, and $586,488 for the three month and the nine month period ended December 31, 1999, respectively; and $-0- and $-0-for the three month and the nine month period ended December 31, 1998, respectively, and $-0- for the period ended March 31, 1999. A one-time only distributor fee is paid by master distributors in order to obtain distribution rights to the Company's products and services. The distributor fee income was recognized when the contract became final. The distributor fee income was $-0-, and $25,000 for the three month and the nine month period ended December 31, 1999, respectively; and $-0- and $-0-for the three month and the nine month period ended December 31, 1998, respectively and $170,000 for the period ended March 31, 1999

Loss per share

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

     Loss per share is based on the weighted average number of shares outstanding of 11,152,246 and 10,390,308 for the three months and nine months ending December 31, 1999, respectively; 7,659,740 and 6,544,100 for the three months and nine months ending December 31, 1998, respectively and 7,205,065 for the period ending March 31, 1999.

Amortization

     Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $-0-and $-0- for the three months and nine months ended December 31, 1999, respectively; and $-0- and $2,869 for the three months and nine months ended December 30, 1998, respectively; and $2,869 for the fiscal year ended March 31, 1999.

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

Note C - Notes payable:

Notes payable consist of the following at December 31, 1999 and 1998, and March 31, 1999:

                                    Dec. 31,        Dec. 31,       March 31,
                                      1999            1998            1999
                                 --------------  --------------  -------------


  Outside interests                $  50,866        $  50,866      $  50,866
  Related parties                          0          690,946        690,946
                                 --------------  --------------  -------------
                                   $  50,866        $ 741,812      $ 741,812
                                 ==============  ==============  =============

Note payable to outside interests include:

                                                                       Dec. 31,     Dec. 31,    March 31,
                                                                         1999         1998        1999
                                                                      -----------  ----------- ------------


 Note  payable,  Brite  Voice  Systems,  Inc.,  dated  January 31,
 1997.  Note is unsecured and payable in monthly  installments  of
 $8,112,  including  interest  at the  rate of  prime + 2 (8.5% at
 March 31, 1999 and 1998) through January 1, 1998.                      $50,866      $50,866      $50,866
                                                                      ===========  =========== ============


     The note to Brite Voice Systems, Inc. is currently in dispute and beginning April 1996, the Company has discontinued the accrual of interest expense. Interest expense charged to operations related to the note payable to outside parties was $-0- for each of the three month and nine month periods ended December 31, 1999 and 1998, and March 31, 1999 respectively.

Notes payable to related parties include:

                                                                              Dec. 31,      Dec. 31,      March 31,
                                                                                1999          1998           1999
                                                                             ------------  ------------  -------------

 Notes payable to Pegasus  Settlement  Trust (PST),  a stockholder of the
 Company.  The  beneficiary  and a  trustee  of PST are  officers  of the
 Company. The notes are unsecured and bear interest at rates ranging from
 9% to 10% and  prime  rate  (8.5% at March 31,  1999 and 1998)  with the principal  and accrued  interest  payable at  maturity on various  dates through December 31, 1998. Subsequent to the balance sheet date of March
 31, 1999, the  notes  were converted into 787,928 shares of common stock
 on April 6, 1999.                                                                    0       590,946        590,946

 Notes payable to a stockholder  of the Company.  The notes are unsecured and bear  interest at 10% per annum with the  principal and interest due on various  maturity dates through  October 16, 1999.  Subsequent to the balance  sheet  date  of  March 31, 1999, the notes were paid in full on
 December 30, 1999.                                                                   0       100,000        100,000
                                                                             ------------  ------------  -------------

                  Total related party notes payable                                $   0      $690,946      $ 690,946

                  Less current portion                                                 0       690,946        100,000
                                                                             ------------  ------------  -------------
                  Long-term portion                                                $   0        $    0      $ 590,946
                                                                             ============  ============  =============


Related party notes payable that were converted into common stock subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the related party notes payable was $2,500 and $8,485 for the three months and the nine months ended December 31, 1999, respectively; and $17,059 and $46,925 for the three months and the nine months ended December 31, 1998, respectively; and $64,199 for the fiscal year ended March 31, 1999.

Note D - Long-term debt:

         Long-term debt consisted of the following at December 31, 1999 and 1998, and March 31, 1999:

                                                                                 Dec. 31,     Dec. 31,      March 31,
                                                                                   1999         1998          1999
                                                                                -----------  ------------ --------------

 Notes  payable  dated  various  dates  from May 20,  1996  through
 September  9, 1996,  secured by common  stock with  principal  and
 accrued   interest  due  at  maturity  on  various  dates  through
 September 9, 1998.  216,250  warrants to purchase shares of common stock at  $3.00  per  share  expiring  on  various  dates  through
 September  9, 1998 were  issued to the note  holders.  These notes were  converted  into  1,555,458 shares of common stock on various
 dates through June 30, 1999.                                                     30,000       220,000         60,000

 Notes  payable to Bisbro  Investments  Co.,  Ltd. The notes are
 unsecured   and  bear  interest  at  10%  per  annum  with  the
 principal  and interest due on various  maturity  dates through
 January 5, 2000.  These  notes are  convertible  into shares of
 common  stock  at  a  conversion   price  of  $.50  per  share.
 Subsequent to the balance sheet date,  the notes were converted
 into 120,000 shares of common stock on June 18, 1999.                                 0        50,000         60,000

 Notes  payable  to  Universal  Asset  Fund,  Ltd.  The  notes  are unsecured  and bear  interest at 10% per annum with the  principal and interest due on various  maturity  dates through  November 25,
 1999. These notes are convertible into shares of common stock at a conversion  price of $.50 per  share.  Subsequent  to the  balance sheet date, the  notes were converted into 80,000 shares of common
 stock on June 18, 1999.                                                               0        40,000         40,000

 Notes payable to Capital Growth Fund, Ltd. The notes are unsecured and  bear  interest  at 10% per  annum  with  the  principal  and interest due on various  maturity  dates through August 14, 1999.
 These  notes are  convertible  into  shares of common  stock at a conversion  price of $.50 per share.  Subsequent  to the  balance sheet  date,  the notes were  converted  into  186,000  shares of
 common stock on June 18, 1999.                                                        0        93,000         93,000

 Note payable to Equity  Communication.  This note is unsecured,
 non-interest bearing, and due upon demand.                                       10,000        10,000         10,000

 Note payable to an  individual.  This note is unsecured  and bears interest at 12% per annum with the  principal  and interest due on
 March 30,  2000.  This note is  convertible  into shares of common stock at a conversion price of $1.00 per share. This note was paid
 in full on June 16, 1999.                                                               0             0         43,000
                                                                                -----------  ------------ --------------
                                                                                  $ 40,000     $ 413,000       $306,000
              Less current portion                                                  40,000       413,000         53,000
                                                                                -----------  ------------ --------------
              Total                                                                 $    0        $    0      $ 253,000
                                                                                ===========  ============ ==============


     Current maturities of long-term debt obligations that were converted into common stock subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the long term debt was $2,747 and $18,652 for the three months and the nine months ended December 31, 1999, respectively; and $26,068 and $80,991 for the three months and the nine months ended December 31, 1998, respectively; $112,553 for the fiscal year ended March 31, 1999.

Note E - Common stock:

Stock purchase warrants

         At December 31, 1999, the Company had outstanding warrants to purchase 2,303,203 shares of the Company's common stock at prices which ranged from $0.50 per share to $4.00 per share. The warrants are exercisable at any time and expire on dates ranging from June 12, 2000 to March 31, 2004. At December 31, 1999, 2,303,203 shares of common stock were reserved for that purpose.

Common stock reserved

     At December 31, 1999, shares of common stock were reserved for the following purposes:

 Exercise of stock warrants                                       2,303,203
 Exercise and future grants of stock
    options and stock appreciation rights                           423,000
                                                                --------------
                                                                  2,726,203
                                                                 ==============

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

     The Company had available at March 31, 1999, a net operating loss carryforward of approximately $5,910,000 which can be used to offset future taxable income through the year 2019.

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

     Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At December 31, 1999, options to purchase 412,750 shares at exercise prices of $0.20 to $1.50 per share had been granted. No stock appreciation rights had been granted at December 31, 1999.

Note H - Commitments and contingencies:

Lease commitments

     The Company has entered into a non-cancelable operating lease for office facilities under a lease arrangement commencing on February 3, 1998 and expiring on December 31, 2003.

     Minimum future rentals to be paid on non-cancelable leases as of December 31, 1999 for each of the next five years and in the aggregate are:

              Year ending
               March 31,                            Amount
            ----------------                  -----------------

                2000                            $   25,074
                2001                               101,060
                2002                               103,540
                2003                               104,856
                2004                                80,364
                                              -----------------
                                               $   414,894
                                              =================


     Total rent expense charged to operations was $19,988 and $47,999 for the three months and the nine months ended December 31, 1999, respectively; and $6,846 and $20,383 for the three months and the nine months ended December 31, 1998, respectively; $27,416 for the fiscal year ended March 31, 1999.

Note I - Barter transaction:

     On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 is included in other assets in the accompanying balance sheet as of December 31, 1999 and 1998 and March 31, 1999, respectively. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expire June 3, 2001.

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

Note K - Extinguishment of debt:

     During the periods ended December 31, 1999 and 1998 and March 31, 1999, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company's accounts payable and accrued operating expenses in the amount of $5,125 and $35,116 for the three months and the nine months ended December 31, 1999, respectively; and $-0- and $88,828 for the three months and the nine months ended December 31, 1998, respectively; and $88,828 for the fiscal year ended March 31, 1999 which has been reported as an extraordinary item in the accompanying statements of operations.

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

     On December 22, 1999 the Company closed a private offering of 1,500,000 shares of the Company's $.001 par value common stock for total proceeds of $2,250,000.

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

Results of Operations

         For the nine month period ended December 31,1999, the Company recorded net loss of $249,982, or $.03 per share compared to a net loss of $544,341, or $.09 per share for the nine month period ended December 31, 1998. For the three month period ended December 31, 1999, the Company recorded a net loss of $355,480, or $.03 per share compared to a net loss of $204,978, or $.03 per share for the three month period ended December 31, 1998.

         Total Revenue

         Total revenue for the nine months period ended December 31, 1999, was $1,215,650 compared to $2,610 for the nine months period ended December 31, 1998. Of the revenue booked in the nine months period ended December 31, 1999, 47% was generated from one-time licensing fees to KMC Telecom Holdings, 48% was from sales of its VIP systems, 2.5% from customer tests, 2% from master distributor fees for specific marketing rights, and the remaining .5% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". Total revenue for the three months period ended December 31, 1999 was $393,005 compared to $2,610 for the three month period ended December 31, 1998. Of the revenue booked in the three months period ended December 31, 1999, 99% was from sales of the Company's VIP systems, and 1% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". For the fiscal period ended March 31, 1999, revenues of $180,383 were generated -- 94% from master distributor fees and the remaining 6% from service fees from the Company's end user customers. The Company does not anticipate significant revenue growth from either direct sales to ILECs and WCCs as negotiated with KMC or through master distributorships. However the Company does anticipate significant revenue growth in the second half of the year 2000 from its revenue sharing agreements and as more ILEC, WCC and CLEC agreements are completed.

         Cost of Sales

         Cost of sales for the nine months period ended December 31, 1999 was $401,966 compared to $1,486 for the six months period ended December 31, 1998. Cost of sales for the three months period ended December 31, 1999 was $265,884 compared to $1,072 for the three months period ended December 31, 1998. For the nine months period ended December 31, 1999, 78% of costs were for VIP system hardware purchased by KMC, 8% direct costs associated with the closing of the KMC licensing agreement, and 14% for network infrastructure such as collocations, connectivity, system access and long distance.

         Selling, General and Administrative

         Selling, general and administrative expenses for the nine months period ended December 31, 1999 was $1,071,371 compared to $488,635 for the nine months period ended December 31, 1998. Selling, general and administrative expenses for the three months period ended December 31, 1999 was $482,479 compared to $162,107 for the three months period ended December 31, 1998. The increase in the period ended December 31, 1998 and the same period in 1999 was primarily due from the staffing increases and increased marketing efforts of the Company's revenue sharing program to wireline and wireless carriers.

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

         Extraordinary Items

         The Company has recognized income from the extinguishment of debt of $35,116 and $88,828 respectively for the nine months period ended December 31, 1999 and 1998. For the three months period ended December 31, 1999 and 1998, the Company recognized income from extinguishment of debt of $5,125 and $-0-, respectively.

Liquidity and Capital Resources

         The Company's cash and cash equivalents at December 31, 1999 were $1,935,896 an increase of $1,894,146 from $41,750 at March 31, 1999. Liquidity was enhanced by the licensing of the Company's VIP application software to KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by June 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments, beginning July 2002 and continuing through July 2009.

         On July 1, 1999, pursuant to Section 4(2) of the Securities Act, the Company conducted an offering of 320,000 shares of the Company's common stock at $1.25 per share providing the Company with $400,000 working capital.

         On December 22, 1999, pursuant to Section 4(2) of the Securities Act, the Company conducted an offering of 1,500,000 shares of the Company's common stock at $1.50 per share providing the Company with $2,250,000 working capital.

         Future Obligations

         During the next twelve months, the Company plans, subject to raising adequate capital, to increase substantially the marketing of its VIP Systems, to introduce new services, and to continue refining the services it currently provides. Subject to the Company's ability to fund the cost, management expects the Company to hire or contract with approximately 50 additional persons during the next twelve (12) months, primarily to support its expanding marketing activities and system installations. At February 17, 2000, the Company employed 22 employees.

         The ability of the Company to raise capital is, in the opinion of management, the primary constraint on the implementation of its business plan. Management estimates that during the next twelve (12) months, the Company will require approximately $15,000,000 of equity and/or long term debt to finance its costs of marketing, system deployment, and continued refinement of its services. In addition, the Company will be required to obtain extensions of its current debt or raise additional funds of approximately $500,000 to retire its debt. There is no assurance that the Company will be able to secure any such financing or extensions of its current debt.

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

         An impact analysis has been conducted to identify the risk of failure within the Company's in-house computer systems. The Company believes that there will be no adverse impact with the Year 2000 date changes. However, this risk to the Company's business relates not only to the Company's computer systems, but also to some degree to those of the Company's suppliers and customers. The Company has developed a policy to ensure that all key customers, suppliers and strategic partners operate and provide Year 2000 compliant systems and software. [The Company is currently collecting certifications from third parties on compliance.] Also, there is a risk that existing and potential customers may not purchase the Company's products in the future if the computer systems of such existing or potential customers are adversely impacted by the Year 2000 date changes.

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

(c)  Recent Sales of Unregistered Securities

On October 5, 1999, the Company issued two warrants. The Company issued Bisbro Investments Company, Ltd. ("Bisbro") a warrant to purchase 177,703 shares of common stock of the Company at an exercise price of $1.25 replacing warrant #71 issued to Bisbro after they exercised their right to purchase 22,297 shares out of the original 200,000 shares that could be purchased under that warrant. The Company also issued Invest, Inc. a warrant to purchase 100,000 shares of common stock of the Company under the same terms as the Bisbro warrant.

On December 1, 1999, the Company issued Alexander Associates a warrant to purchase 50,000 shares of common stock of the Company at an exercise price of $1.50 per share on or before December 1, 2004.

On December 10, 1999, the Company issued Steve Chizzik a warrant to purchase 35,000 shares of common stock of the Company at an exercise price of $1.60 per share on or before December 10, 2001.

On December 10, 1999, the Company issued Howard Isaacs a warrant to purchase 5,000 shares of common stock of the Company at an exercise price of $1.60 per share on or before December 10, 2001.

On December 10, 1999, the Company issued William Reininger a warrant to purchase 5,000 shares of common stock of the Company at an exercise price of $1.60 per share on or before December 10, 2001.

On December 10, 1999, the Company issued Elizabeth Valdes a warrant to purchase 5,000 shares of common stock of the Company at an exercise price of $1.60 per share on or before December 10, 2001.

On December 22, 1999, the Company issued 1,500,000 shares of common stock to a number of private investors at a purchase price of $1.50 per share for an aggregate offering price and total proceeds of $2,250,000.00.

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

None.

Item 5.   Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit

Number               Description of Exhibits

4.1*                  Warrant Certificate No. 99 issued to Bisbro Investments Company, Ltd., dated October 5, 1999
4.2*                  Warrant Certificate No. 100 issued to Invest, Inc., dated October 5, 1999
4.3*                  Warrant Certificate No. 101 issued to Alexander Associates, dated December 1, 1999
4.4*                  Warrant Certificate No. 102 issued to Steve Chizzik, dated December 10, 1999
4.5*                  Warrant Certificate No. 103 issued to Howard Isaacs, dated December 10, 1999
4.6*                  Warrant Certificate No. 104 issued to William Reininger, dated December 10, 1999
4.7*                  Warrant Certificate No. 105 issued to Elizabeth Valdes, dated December 10, 1999
4.8*                  Form of Subscription Agreement and Schedule
27*                   Financial Data Schedule


* Filed herewith.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PREFERRED VOICE, INC.


February 18, 2000                        /s/ G. Ray Miller
------------------                       --------------------------------------
     Date                                G. Ray Miller
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors
                                         (Principal Executive Officer)

February 18, 2000                        /s/ Mary G. Merritt
-----------------                        --------------------------------------
     Date                                Mary G. Merritt
                                         Secretary, Treasurer and Vice President
                                         of Finance
                                        (Principal Financial Officer)