Form 10KSB/A
period 1999-03-31
PREFERRED VOICE INC
filed 2000-02-28
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any subsequent amendment to the Form 10-KSB. [ ]


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

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate;
2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to negotiate a favorable licensing agreement for the speech recognition technology or to adequately protect the Company's intellectual property; 10) a failure by the Company or its third party vendors to accurately assess and prepare for any problems that may arise related to the year 2000; (11) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 12) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A or the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

7) Includes 43,000 shares issuable upon exercise of warrants. Mr. Runnels' address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, CA 90067.

8) Does not include 120,000 shares and 360,000 warrants held by Bisbro or 80,000 shares and 160,000 warrants held by Universal who have the same Chief Financial Officer, Badar Al-Rezaihan. The number of shares owned by Bisbro includes 20,000 shares issued in the name of Bisbro upon exercise of the warrants held by Mr. Al-Rezaihan individually. Includes 360,000 shares issuable upon exercise of warrants.


9)   Includes the shares described in footnotes 4 and 5.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 25, 1997, the Company completed the offering of 3 units for aggregate gross proceeds of U.S. $480,000 to three private foreign investors. Each Unit consisted of one 12% Convertible Debenture in the principal amount of $160,000 payable on or before December 25, 1997, and one common stock purchase warrant to purchase 160,000 shares of common stock of the Company. The investors in that offering were Capital, a beneficial owner of 5% or more of the Company's stock, Universal and Bisbro and they each received a warrant to purchase shares of Common Stock at an exercise price of $1.00 per share on or before June 25, 2000. On February 19, 1998, Capital converted its $160,000 convertible debenture into 183,908 shares of the Company's common stock. On September 14, 1998, Bisbro and Universal each converted their $160,000 convertible debenture into 183,908 shares of the Company's common stock.

On February 11, 1998, the Company entered into a sale leaseback agreement with Capital, whereby Capital would provide from $200,000 to $1,000,000 in lease financing for VIP systems. On March 18, 1998, Capital purchased the first VIP system for $100,000 and then leased it back to the Company for 36 months. Also on February 11, 1998, Capital received a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $1.25 per share on or before February 11, 2001.

On January 5, 1998, the Company issued G. Ray Miller, the Chief Executive Officer and a director of the Company, a warrant to purchase 200,000 shares of common stock of the Company at $1.00 per share on or before January 5, 2001. The warrant was issued for Mr. Miller's past work for the Company.

On January 5, 1998, the Company issued Mary Merritt, the Vice President of Finance and a director of the Company, a warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $1.00 per share on or before January 5, 2001. The warrant was issued for Ms. Merritt's past work for the Company.

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

On May 1, 1998, the Company entered a sale lease back agreement with Capital whereby it sold a VIP System to Capital for $100,000 and then leased it back for 36 months.

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

On March 31, 1999, the Company issued G. Ray Miller a warrant to purchase 250,000 shares of common stock of the Company at $0.84 per share on or before March 31, 2004. The warrant was issued for Mr. Miller's past work for the Company.

On March 31, 1999, the Company issued Mary Merritt a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.84 per share on or before March 31, 2004. The warrant was issued for Ms. Merritt's past work for the Company.

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

3.6 Bylaws of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

4.1 Specimen Certificate evidencing Common Stock of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, registration no. 33-92894)

10.1**Form of Warrant Certificate and Schedule of Warrant Certificates

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

10.30*Software License Agreement  between Kaplan Telephone Company and Preferred
      Voice, Inc.

10.31*Marketing Agreement  between Kaplan Telephone Company and Preferred Voice,
      Inc.+

10.32*Software License Agreement between Midwest Wireless Communications, L.L.C.
      and Preferred Voice, Inc.

10.33*Marketing Agreement  between Midwest Wireless  Communications,  L.L.C. and
      Preferred Voice, Inc.+

27*   Financial Data Schedule

*Filed with the Form 10-KSB filed with the Securities and Exchange Commission on November 29, 1999.
**Filed herewith.


+Confidential materials deleted and filed separately with the Securities and Exchange Commission

(b)      Reports on Form 8-K

          None.
                                       25

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report on Form 10-KSB/A to be signed on its behalf by the undersigned thereto duly authorized.


                                                   Preferred Voice, Inc.
                                                   (Registrant)



Date: February 28, 2000                            By:  /s/ G. Ray Miller
                                                        ------------------------
                                                        G. Ray Miller, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended annual report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                  SIGNATURE                                       OFFICE                                 DATE
                  ---------                                       ------                                 ----

/s/ G. Ray Miller
---------------------------                    President, Chief Executive Officer and           February 28, 2000
G. Ray Miller                                  Chairman of the Board of Directors
                                               (Principal Executive Officer)

/s/ Mary G. Merritt                            Secretary, Treasurer and Vice President          February 28, 2000
---------------------------                    of Finance
Mary G. Merritt



                               INDEX TO EXHIBITS

Exhibit Number  Description

10.1            Form of Warrant Certificate and Schedule of Warrant Certificates