Form 10QSB/A
period 1999-09-30
PREFERRED VOICE INC
filed 2000-03-10
CIK 946822

United States

                       Securities and Exchange Commission

                             Washington, D. C. 20549

                                  Form 10-QSB/A
                                (Amendment No. 1)


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

Amortization

     Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $-0-and $-0- for the three months and six months ended September 30, 1999, respectively; and $200 and $2,869 for the six months and three months ended September 30, 1998, respectively; and $2,869 for the fiscal year ended March 31, 1999.

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

     Interest expense charged to operations related to the related party notes payable was $2,500 and $5,985 for the three months and the six months ended September 30, 1999, respectively; and $15,093 and $29,867 for the three months and the six months ended September 30, 1998, respectively; $64,199 for the fiscal year ended March 31, 1999.

Note D - Long-term debt:

         Long-term debt consisted of the following at September 30, 1999 and 1998, and March 31, 1999:

                                                                                Sept. 30,     Sept. 30,     March 31,
                                                                                   1999         1998          1999
                                                                                -----------  ------------ ------------

              Notes  payable  dated  various  dates  from May 20,  1996  through
              September  9, 1996,  secured by common  stock with  principal  and
              accrued   interest  due  at  maturity  on  various  dates  through
              September 9, 1998.  216,250  warrants to purchase shares of common stock at  $3.00  per  share  expiring  on  various  dates  through
              September  9, 1998 were  issued to the note  holders.  These notes were converted into  1,555,458  shares of  common stock on various
              dates through September 30, 1999.                                         60,000       514,000       60,000




              Notes  payable to Bisbro  Investments  Co.,  Ltd. The notes are
              unsecured   and  bear  interest  at  10%  per  annum  with  the
              principal  and interest due on various  maturity  dates through
              January 5, 2000.  These  notes are  convertible  into shares of
              common  stock  at  a  conversion   price  of  $.50  per  share.
              The notes were converted into 120,000 shares of common stock on
              June 18, 1999.                                                              0             0      60,000


               Notes  payable  to  Universal  Asset  Fund,  Ltd.  The  notes  are unsecured  and bear  interest at 10% per annum with the  principal and interest due on various  maturity  dates through  November 25,
               1999. These notes are convertible into shares of common stock at a conversion  price of $.50 per  share.  The notes were converted
               into 80,000 shares of common stock on June 18, 1999.                       0             0      40,000



               Notes payable to Capital Growth Fund, Ltd. The notes are unsecured and  bear  interest  at 10% per  annum  with  the  principal  and interest due on various  maturity  dates through August 14, 1999.
               These  notes are  convertible  into  shares of common  stock at a conversion  price of $.50 per share.  The notes were  converted
               into  186,000  shares of common stock on June 18, 1999.                    0        98,000      93,000


              Note payable to Equity  Communication.  This note is unsecured,
              non-interest bearing, and due upon demand.                            10,000             0      10,000

              Note payable to an  individual.  This note is unsecured  and bears interest at 12% per annum with the  principal  and interest due on
              March 30,  2000.  This note is  convertible  into shares of common stock at a conversion price of $1.00 per share.  This note was
              paid in full on June 16, 1999.                                             0             0      43,000
                                                                                -----------  ------------ --------------
                                                                                  $ 70,000     $ 612,000    $306,000
              Less current portion                                                  70,000       612,000      53,000
                                                                                -----------  ------------ --------------
              Total                                                               $      0     $       0    $253,000
                                                                                ===========  ============ ==============

     Current maturities of long-term debt obligations that were converted into common stock subsequent to the balance sheet date have been classified as long-term liabilities in the accompanying 1999 balance sheet.

     Interest expense charged to operations related to the long term debt was $2,700 and $5,400 for the three months and the six months ended September 30, 1999, respectively; and $23,121 and $35,031 for the three months and the six months ended September 30, 1998, respectively; $112,553 for the fiscal year ended March 31, 1999

Note E - Common stock:

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

     Minimum future rentals to be paid on non-cancelable leases as of September 30, 1999 for each of the next five years and in the aggregate are:

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

     Total rent expense charged to operations was $14,352 and $28,011 for the three months and the six months ended September 30, 1999, respectively; and $6,846 and $13,537 for the three months and the six months ended September 30, 1998, respectively; $27,416 for the fiscal year ended March 31, 1999.

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

         Selling, General and Administrative

     Selling, general and administrative expenses for the six months period ended September 30, 1999 was $589,167 compared to $321,053 for the six months period ended September 30, 1998. Selling, general and administrative expenses for the three months period ended September 30, 1999 was $355,992 compared to $119,530 for the three months period ended September 30, 1998. The increase in the period ended September 30, 1998 and the same period in 1999 was primarily due from the staffing increases and increased marketing efforts of the Company's revenue sharing program to wireline and wireless carriers.

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

10.5** Marketing Agreement between Southwest Texas Telephone Company and Preferred Voice, Inc. (10.29)

10.6* Warrant Certificate No. 98 issued to Southwest Texas Telephone Company, dated September 21, 1999

10.7** Software License Agreement between Rural Cellular Corporation and Preferred Voice, Inc. (10.26)

10.8** Marketing Agreement between Rural Cellular Corporation and Preferred Voice, Inc. (10.27)

27*                  Financial Data Schedule

* Filed with the Form 10-QSB for the period ending September 30, 1999 filed with the Securities and Exchance Commission on February 11, 2000.
** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 33-92894) and incorporated herein by reference.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PREFERRED VOICE, INC.


March 9, 2000                     /s/ G. Ray Miller
-----------------                 -----------------
      Date                        G. Ray Miller
                                  President, Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)


March 9, 2000                     /s/ Mary G. Merritt
-----------------                 -------------------
     Date                         Mary G. Merritt
                                  Secretary, Treasurer and Vice President
                                  of Finance (Principal Financial Officer)