Form 10QSB/A
period 1999-12-31
PREFERRED VOICE INC
filed 2000-06-22
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  Form 10-QSB/A

                                (Amendment No. 1)

{X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended December 31, 1999.

                                       or

{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _____________to
     _____________



Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

           Delaware                                      75-2440201
----------------------------                         ------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                              75206
------------------------------------------       --------------------
(Address of Principal Executive                        (Zip Code)
            Offices)

                                 (214) 265-9580
                              --------------------
                 (Registrant's Telephone Number, including area
                                     code.)

                                 Not Applicable
                              --------------------
             (Former name, Former Address and Former Fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X              No
    ---                  ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 13,103,879 shares as of December 31, 1999.

Transitional Small Business Format    Yes                     No       X
                                             ---                      ---


                                      INDEX

                              Preferred Voice, Inc.
Part I.  Financial Information                                                                   1

Item 1.   Financial Statements                                                                   1

         Balance Sheets-December 31, 1999, December 31, 1998 and March 31, 1999.                 1

         Statements of Operations-Three Months Ended December 31, 1999 and
         1998, and Nine Months Ended December 31, 1999 and 1998, and for the
         Year Ended March 31, 1999.                                                              3

         Statements of Cash Flows-Nine Months Ended December 31, 1999 and 1998
         and for the Year Ended March 31, 1999.                                                  4

         Notes to Financial Statements - December 31, 1999.                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         15

Part II. Other Information                                                                      18

Item 1.  Legal Proceedings                                                                      18

Item 2.  Changes in Securities                                                                  18

Item 3.  Defaults upon Senior Securities                                                        18

Item 4.  Submission of Matters to a Vote of Security Holders                                    18

Item 5.  Other Information                                                                      18

Item 6.  Exhibits and Reports on Form 8-K                                                       19

Signatures                                                                                      20




Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                     Preferred Voice, Inc.


                                                        Balance Sheets
                                         December 31, 1999 and 1998 and March 31, 1999


                                                                        December 31,         December 31,           March 31,
                                                                            1999                 1998                  1999
     Assets                                                             (Unaudited)          (Unaudited)            (Audited)

     Current Assets:
         Cash and Cash Equivalents                                      $  1,935,896          $       376          $   41,750
         Accounts Receivable, net of allowance                               391,382                  323                 860
         for doubtful accounts of $ -0-, $-0-
         and $-0- respectively
         Employee Receivables                                                   -0-                   -0-               2,500
         Inventory                                                           53,890                   -0-                 -0-
                                                                        -----------           -----------          ----------

     Total Current Assets                                               $ 2,381,168           $       699              45,110

                                                                        -----------           -----------          ----------
     Property and Equipment:
        Computer Equipment                                              $   285,453           $   329,950          $  223,046
        Furniture and Fixtures                                               24,495                16,934              16,934
        Office Equipment                                                     10,393                12,493              12,493
        Computer Software                                                   274,145               153,412             190,063
        LESS:  Accumulated Depreciation                                    (249,957)             (103,281)           (161,049)
                                                                        -----------           -----------          ----------

     Net Property and Equipment                                         $   349,069           $  409,508           $  281,487
                                                                        -----------           ----------           ----------

     Other Assets:
        Deposits                                                        $    85,114               81,012           $   81,535
        Deferred Stock Issue Costs                                              -0-               10,000                  -0-
        Prepaid Expenses                                                    761,018              761,018              761,018
                                                                        -----------           ----------           ----------
     Total Other Assets                                                 $   846,132           $  852,030           $  842,553
                                                                        -----------           ----------           ----------

Total Assets                                                            $ 3,576,369           $1,262,237           $1,169,150
                                                                        ===========           ==========           ==========





                                                                          December 31,         December 31,         March 31,
                                                                              1999                 1998                1999
Liabilities and Stockholder's Deficit                                     (Unaudited)          (Unaudited)          (Audited)
     Current Liabilities:
      Accounts Payable                                                  $   279,312           $  362,711           $  363,834

      Accrued Operating & Vacation Expenses                                  19,044               18,822               19,611
      Accrued Payroll and Related Tax                                       151,006              173,291              226,755
      Accrued Interest Payable                                              219,392              264,826              248,967
      Notes Payable                                                          90,866              463,866              103,866
      Notes Payable-Related Parties                                             -0-              100,000              100,000
      Deferred Revenue                                                      390,992                  -0-                  -0-
                                                                        -----------           ----------           ----------

     Total Current Liabilities                                          $ 1,150,612           $1,383,516           $1,063,033
                                                                        -----------           ----------           ----------

     Long Term Debt:
      Notes Payable-Related Parties                                     $       -0-           $  590,946           $  590,946
      Deferred Gain on Sale-Leaseback Transaction                               -0-              136,242                  -0-
      Long-Term Debt, Net Of Current Maturities                                 -0-                  -0-              253,000
                                                                        -----------           ----------           ----------

     Total Long Term Debt                                               $       -0-           $  727,188           $  843,946
                                                                        -----------           ----------           ----------

     Commitments and Contingencies (Note H)

     Stockholders Deficit:
      Common Stock, $0.001 par value
        20,000,000 shares authorized;
        shares issued 13,170,546,  9,113,045
        and 9,695,681, respectively                                     $    13,170           $    9,113           $    9,695
     Additional  Paid In Capital                                          8,737,244            4,935,721            5,192,033
     Accumulated Deficit                                                 (6,322,789)          (5,791,433)          (5,937,689)

     Treasury Stock - at cost                                                (1,868)              (1,868)              (1,868)
                                                                        -----------           ----------           ----------

     Total Stockholder Deficit                                          $ 2,425,757           $ (848,467)          $ (737,829)
                                                                        -----------           ----------           ----------

Total Liabilities and Stockholder Deficit                               $ 3,576,369           $1,262,237           $1,169,150
                                                                        ===========           ==========           ==========

                                        2


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

                                            Three Months Ended                        Nine Months Ended
                                       December 31,      December 31,          December 31,        December 31,          March 31,




                                           1999              1998                  1999                1998                 1999
                                       (Unaudited)        (Unaudited)          (Unaudited)          (Unaudited)          (Audited)
                                     ---------------    -----------------    ----------------    ----------------    ---------------
Sales                                $      58,263      $      2,610         $     880,908       $      2,610        $   180,383

  Cost of Sales                             65,835             1,072               201,917              1,486             15,033
                                     -------------      ------------         -------------       ------------        -----------

  Gross Profit (loss)                $      (7,572)     $      1,538         $     678,991       $      1,124        $   165,350
                                     -------------      ------------         -------------       ------------        -----------

Costs and Expenses:
  General & Administrative                 482,259           162,107             1,072,070            483,160            768,024
  Interest Expense                           5,247            44,409                27,137            151,133            176,752
                                     -------------      ------------         -------------       ------------        -----------

  Total Costs and Expenses           $     487,506      $    206,516         $   1,099,207       $    634,293        $   944,776
                                     -------------      ------------         -------------       ------------        -----------

Gain/(Loss) Before Income Tax        $    (495,078)     $   (204,978)        $    (420,216)      $   (633,169)       $  (779,426)

Provision for Income Tax                       -0-               -0-                   -0-                -0-                -0-
                                     -------------      ------------         -------------       ------------        -----------

Loss Before Extraordinary Item       $    (495,078)     $   (204,978)        $    (420,216)      $   (544,341)       $  (779,426)
                                     =============      ============         =============       ============        ===========

Extraordinary Item:
  Gain from Extinguishment of Debt           5,125               -0-                35,116             88,828             88,828
 (less applicable income taxes of -0-)
   (Note K)

Net Loss                             $    (489,953)    $    (204,978)        $    (385,100)      $   (544,341)       $  (690,598)
                                     =============     =============         =============       ============        ===========

Per Share Amounts:

 Gain/(Loss) from Operations         $       (0.04)    $       (0.03)        $       (0.04)      $      (0.10)       $     (0.11)

 Gain from Extinguishment of Debt    $           -     $           -         $           -       $       0.10        $      0.01

Net Gain/Loss (Per Share)            $       (0.04)    $       (0.03)        $       (0.04)      $      (0.09)       $     (0.10)




                              Preferred Voice, Inc.

                             Statement of Cash Flows

              For the Nine Months Ended December 31, 1999 and 1998
                      And For the Year Ended March 31, 1999

                                                                           December 31,         December 31,           March 31,
                                                                              1999                 1998                  1999
                                                                          (Unaudited)           (Unaudited)           (Audited)
                                                                      ------------------   -------------------   ------------------
     Cash Flows from Operating Activities:
       Cash Received from customers                                   $       823,868      $         7,532       $        179,510
       Cash Paid to suppliers and employees                                (1,306,402)            (354,519)              (500,572)
       Interest Paid                                                          (16,978)                 -0-                    -0-
                                                                      ------------------   -------------------   ------------------

              Net Cash used by Operating Activities                   $      (499,512)     $      (346,987)      $       (321,062)
                                                                      ------------------   -------------------   ------------------

     Cash Flows from Investing Activities:
        Capital Expenditures                                          $      (158,592)     $      (114,222)      $       (151,772)
        Proceeds from Sale of Fixed Asse ts                                       250                1,300                  1,300
                                                                      ------------------   -------------------   ------------------

              Net Cash used by Investing Activities                   $      (158,342)     $      (112,922)      $       (150,472)
                                                                      ------------------   -------------------   ------------------
     Cash Flows from Financing Activities:
        Proceeds from Sale of Stock                                   $     2,570,000      $           -0-       $            -0-
        Proceeds from Notes Payable                                           200,000              298,000                351,000
        Note Principal Payments                                              (218,000)             (20,000)               (20,000)
        Proceeds from Sale -Leaseback Transaction                                 -0-              100,000                100,000

                                                                      -------------------  -------------------   ------------------

              Net Cash provided by Financing Activities               $     2,552,000      $       378,000       $        431,000
                                                                      -------------------  -------------------   ------------------

     Net Increase (Decrease) in Cash and
         Cash Equivalents                                             $     1,894,146      $       (81,900)      $        (40,534)

     Cash and Cash Equivalents:
        Beginning of Period                                                    41,750               82,285                 82,284
                                                                      -------------------  -------------------   ------------------

        End of Period                                                 $     1,935,896      $           376       $         41,750
                                                                      -------------------  -------------------   ------------------


     Supplemental Schedule of non-cash investing and financing activities:

          Issuance of Common Stock in                                 $       852,383      $     1,622,914       $      1,879,809
           Exchange for Debt
                                                                      -------------------  -------------------   ------------------

     Total Non-Cash Investing Activities                              $       852,383      $     1,622,914       $      1,879,809
                                                                      ===================  ===================   ==================






                                                                           December 31,         December 31,           March 31,
                                                                              1999                 1998                  1999
                                                                          (Unaudited)           (Unaudited)           (Audited)
                                                                      ------------------   -------------------   ------------------

     Reconciliation of Net Gain/(Loss) to Net
          Cash used by Operating Activities:

     Net Gain/(Loss)                                                  $      (385,100)     $      (544,342)      $       (690,598)

                                                                      ------------------   -------------------   ------------------

      Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities:

        Depreciation                                                  $        90,484      $        22,375       $         80,113
        Amortization                                                              -0-                2,869                  2,869
        (Gain) Loss on Sale of Fixed Assets                                       275                 (216)                  (186)

        Changes in Assets and Liabilities:
           (Increase) Decrease in Accounts Receivable                        (390,921)                (323)                  (860)
           (Increase) Decrease in Employee Receivables                          2,900                  -0-                 (2,500)
           (Increase) Decrease in Deposits                                     (3,579)               3,398                  2,875
           (Increase) Decrease in Prepaid Expenses                                -0-               38,982                 38,982
           (Increase) Decrease in Deferred Debt Issue Costs                       -0-               (7,131)                   -0-
           Increase (Decrease) in Accounts Payable                            (20,115)              20,864                 58,635
           Increase (Decrease) in Deferred Revenue                            390,992                  -0-                    -0-
           Increase (Decrease) in Accrued Expenses                           (184,448)             116,537                189,608
                                                                      ------------------   -------------------   ------------------

                  Total Adjustments                                   $      (114,412)     $       197,355       $        369,536
                                                                      ------------------   -------------------   ------------------

     Net Cash used by Operating Activities                            $      (499,512)     $      (346,987)      $       (321,062)
                                                                      ==================   ===================   ==================


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

Revenue recognition
-------------------

     The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the nine month period ended December 31, 1999, license fees and system sales were the two primary sources of revenue, even though there were revenues from distributor fees and customer tests. A one-time only license fee is paid by customers who purchase the Company's VIP system. This gives the customer the right to utilize the Company's software applications on the customer's own equipment. The license fee income was derived from one major customer and was recognized when the contract became final. The license fee income was $-0-, and $570,000 for the three month and the nine month period ended December 31, 1999, respectively; and $-0- and $-0-for the three month and the nine month period ended December 31, 1998, respectively and $-0- for the period ended March 31, 1999. System sales revenues are recognized when the customer accepts the system, which is usually within five days from delivery and installation. The system sale income was $-0-, and $195,496 for the three month and the nine month period ended December 31, 1999, respectively; and $-0- and $-0-for the three month and the nine month period ended December 31, 1998, respectively and -0- for the period ended March 31, 1999. A one-time only distributor fee is paid by master distributors in order to obtain distribution rights to the Company's products and services. The distributor fee income was recognized when the contract became final. The distributor fee income was $-0-, and $25,000 for the three month and the nine month period ended December 31, 1999, respectively; and $-0- and $-0-for the three month and the nine month period ended December 31, 1998, respectively and 170,000 for the period ended March 31, 1999.

Loss per share
--------------

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during the year ended March 31, 1998. SFAS No. 128 reporting requirements replace primary and fully- diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The adoption of SFAS 128 did not affect per share amounts for 1997 as previously reported.

     Loss per share is based on the weighted average number of shares outstanding of 11,152,246 and 10,390,308 for the three months and nine months ending December 31, 1999, respectively; 7,659,740 and 6,544,100 for the three months and nine months ending December 31, 1998, respectively and 7,205,065 for the period ending March 31, 1999.

Amortization
------------

     Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $-0- and $-0- for the three months and nine months ended December 31, 1999, respectively; and $-0- and $2,869 for the three months and nine months ended December 30, 1998, respectively; and $2,869 for the fiscal year ended March 31, 1999.

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

Note C - Notes payable:

Notes payable consist of the following at December 31, 1999 and 1998, and March 31, 1999:

                                           Dec. 31,        Dec. 31,    March 31,
                                             1999            1998         1999
                                           --------        --------    ---------

Outside interests                          $  50,866       $  50,866   $  50,866
Related parties                                    0         690,946     690,946
                                           ---------       ---------   ---------
                                           $  50,866       $ 741,812   $ 741,812
                                           =========       =========   =========

Note payable to outside interests include:

                                               Dec. 31,     Dec. 31,   March 31,
                                                 1999         1998       1999
                                               --------     --------   ---------

Note payable, Brite Voice Systems, Inc.,
 dated January 31, 1997. Note is unsecured
 and payable in monthly installments of
 $8,112, including interest at the rate
 of prime + 2 (8.5% at March 31, 1999
 and 1998) through January 1, 1998.            $50,866      $50,866    $50,866
                                               =======      =======    =======

     The note to Brite Voice Systems, Inc. is currently in dispute and beginning April 1996, the Company has discontinued the accrual of interest expense. Interest expense charged to operations related to the note payable to outside parties was $-0- for each of the three month and nine month periods ended December 31, 1999 and 1998, and March 31, 1999 respectively.

Notes payable to related parties include:

                                             Dec. 31,      Dec. 31,    March 31,
                                               1999          1998        1999
                                             --------      --------    ---------

Notes payable to Pegasus Settlement
Trust (PST), a stockholder of the
Company.  The beneficiary and a trustee
of PST are officers of the Company.
The notes are unsecured and bear
interest at rates ranging from 9% to 10%
and prime rate (8.5% at March 31, 1999
and 1998) with the principal and accrued
interest payable at maturity on various
dates through December 31, 1998.
Subsequent to the balance sheet date,
the notes were converted into 787,928
shares of common stock on April 6, 1999.     $      0      $  590,946  $ 590,946

Notes payable to a stockholder of the
Company.  The notes are unsecured and bear
interest at 10% per annum with the
principal and interest due on various
maturity dates through October 16, 1999.
Subsequent to the balance sheet date,
the notes were paid in full on
December 30, 1999.                                  0         100,000    100,000
                                            -----------   -----------  ---------

      Total related party notes payable     $       0     $   690,946  $ 690,946

      Less current portion                          0         690,946    100,000
                                            -----------   -----------  ---------

      Long-term portion                     $       0     $         0  $ 590,946
                                            ===========   ===========  =========


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

Note D - Long-term debt:

         Long-term debt consisted of the following at December 31, 1999 and 1998, and March 31, 1999:

                                              Dec. 31,     Dec. 31,    March 31,
                                                1999         1998        1999
                                              --------     --------    ---------

Notes payable dated various dates from
May 20, 1996 through September 9, 1996,
secured by common stock with principal
and accrued interest due at maturity on
various dates through September 9, 1998.
216,250 warrants to purchase shares of
common stock at $3.00 per share expiring
on various dates through September 9,
1998 were issued to the note holders.
These notes were converted into 1,555,458
shares of common stock on various dates
through June 30, 1999.                        $   30,000   $  220,000  $  60,000

Notes payable to Bisbro Investments Co.,
Ltd.  The notes are unsecured and bear
interest at 10% per annum with the
principal and interest due on various
maturity dates through January 5,
2000.  These notes are convertible
into shares of common stock at
a conversion price of $.50 per share.
Subsequent to the balance sheet date,
the notes were converted into 120,000
shares of common stock on June 18, 1999.               0       50,000     60,000

Notes payable to Universal Asset Fund,
Ltd. The notes are  unsecured and bear
interest at 10% per annum with the
principal and interest due on various
maturity dates through November 25, 1999.
These notes are convertible into shares
of common stock at a conversion price of
$.50 per share.  Subsequent to the balance
sheet date, the notes were converted into
80,000 shares of common stock on June 18, 1999.        0       40,000     40,000


Notes payable to Capital Growth Fund, Ltd. The
notes are unsecured and bear interest at 10% per
annum with the principal and interest due on
various maturity dates through August 14, 1999.
These notes are convertible into shares
of common stock at a conversion price of $.50
per share.  Subsequent to the balance sheet date,
the notes were converted into 186,000 shares
 of common stock on June 18, 1999.                     0       93,000     93,000

Note payable to Equity Communication.
This note is unsecured, non-interest bearing,
and due upon demand.                              10,000       10,000     10,000

Note payable to an individual.  This note is
unsecured and bears interest at 12% per annum
with the principal and interest due on
March 30, 2000.  This note is convertible
into shares of common stock at a conversion
price of $1.00 per share.  This note was paid
in full on June 16, 1999.                              0            0     43,000
                                              ----------   ----------  ---------

                                              $   40,000   $  413,000  $ 306,000
Less current portion                              40,000      413,000     53,000
                                              ----------   ----------  ---------

Total                                         $        0   $        0  $ 253,000
                                              ==========   ==========  =========


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

Stock purchase warrants
-----------------------

   At December 31, 1999, the Company had outstanding warrants to purchase 2,303,203 shares of the Company's common stock at prices which ranged from $0.50 per share to $4.00 per share. The warrants are exercisable at any time and expire on dates ranging from June 12, 2000 to March 31, 2004. At December 31, 1999, 2,303,203 shares of common stock were reserved for that purpose.

Common stock reserved
---------------------

     At December 31, 1999, shares of common stock were reserved for the following purposes:

Exercise of stock warrants                                        2,303,203
Exercise and future grants of stock
   options and stock appreciation rights                            423,000
                                                              -------------

                                                                  2,726,203
                                                              =============

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

     The provision for income taxes consists of:

                                      Sept. 30,      Sept. 30,         March 31,
                                        1999           1998             1999
                                      ---------      ---------         ---------

Current income taxes                  $       0      $       0         $       0

Change in deferred income taxes due
     to temporary differences         $       0      $       0         $       0
                                      ---------      ---------         ---------

                                      $       0      $       0         $       0
                                      =========      =========         =========

Deferred tax (liabilities) assets consist of the following:

                                                   1999               1998
                                              ---------------    --------------

Accumulated depreciation                      $      (30,000)    $      (22,000)
                                              --------------     --------------

Gross deferred tax liabilities                $      (30,000)    $      (22,000)
                                              --------------     --------------

Accounts receivable                           $            0     $       29,000
Accrued liabilities                                    2,000              2,000
Start-up expenditures                                  7,000             18,000
Net operating loss carryforward                    2,010,000          1,727,000
                                              --------------     --------------

Gross deferred tax assets                     $    2,019,000     $    1,776,000
Valuation allowance                               (1,989,000)        (1,754,000)
                                              --------------     --------------

Net deferred tax assets                       $       30,000     $       22,000
                                              --------------     --------------
                                              $            0     $            0
                                              ==============     ==============

                                                    1999               1998
                                              ---------------    --------------
The increases in the deferred tax valuation
   allowance are as follows:                  $       235,000    $      128,000
                                              ===============    ==============

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

     Minimum future rentals to be paid on non-cancelable leases as of December 31, 1999 for each of the next five years and in the aggregate are:

  Year ending

   March 31,                                   Amount

---------------                           ----------------

     2000                                 $         25,074
     2001                                          101,060
     2002                                          103,540
     2003                                          104,856
     2004                                           80,364
                                          ----------------

                                          $        414,894
                                          ================

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

     On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by December 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments and to KMC's right to terminate the entire contract on standard events of default by the Company, beginning January 2003 and continuing through January 2010.

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

Results of Operations

     For the nine month period ended December 31,1999, the Company recorded net loss of $385,100, or $.04 per share compared to a net loss of $544,341, or $.09 per share for the nine month period ended December 31, 1998. For the three month period ended December 31, 1999, the Company recorded a net loss of $489,953, or $.04 per share compared to a net loss of $204,978, or $.03 per share for the three month period ended December 31, 1998.

     Total Revenue

     Total revenue for the nine months period ended December 31, 1999, was $880,908 compared to $2,610 for the nine months period ended December 31, 1998. Of the revenue booked in the nine months period ended December 31, 1999, 65% was generated from one-time licensing fees to KMC Telecom Holdings, 22% was from sales of its VIP systems, 10% from customer tests, 2.5% from master distributor fees for specific marketing rights, and the remaining .5% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". Total revenue for the three months period ended December 31, 1999 was $58,263 compared to $2,610 for the three month period ended December 31, 1998. Of the revenue booked in the three months period ended December 31, 1999, 97% was from customer tests, and 3% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". For the fiscal period ended March 31, 1999, revenues of $180,383 were generated 94% from master distributor fees and the remaining 6% from service fees for the Company's end user customers. The Company does not anticipate significant revenue growth from either direct sales to ILECs and WCCs as negotiated with KMC or through master distributorships. However the Company does anticipate significant revenue growth in the second half of the year 2000 from its revenue sharing agreements and as more ILEC, WCC and CLEC agreements are completed.

     Cost of Sales

     Cost of sales for the nine months period ended December 31, 1999 was $201,917 compared to $1,486 for the nine months period ended December 31, 1998. Cost of sales for the three months period ended December 31, 1999 was $65,835 compared to $1,072 for the three months period ended December 31, 1998. For the nine months period ended December 31, 1999, 55% of costs were for VIP system hardware purchased by KMC, 16% direct costs associated with the closing of the KMC licensing agreement, and 29% for network infrastructure such as collocations, connectivity, system access and long distance.

     Selling, General and Administrative

     Selling, general and administrative expenses for the nine months period ended December 31, 1999 was $1,072,070 compared to $488,635 for the nine months period ended December 31, 1998. Selling, general and administrative expenses for the three months period ended December 31, 1999 was $482,259 compared to $162,107 for the three months period ended December 31, 1998. The increase in the period ended December 31, 1998 and the same period in 1999 was primarily due from the staffing increases and increased marketing efforts of the Company's revenue sharing program to wireline and wireless carriers.

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

Liquidity was enhanced by the licensing of the Company's VIP application software to KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by December 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments and to KMC's right to terminate the entire contract on standard events of default by the Company, beginning January 2003 and continuing through January 2010.

         On July 1, 1999, pursuant to Section 4(2), the Company conducted an offering of 320,000 shares of the Company's common stock at $1.25 per share providing the Company with $400,000 working capital.

         On December 22, 1999, pursuant to Section 4(2), the Company conducted an offering of 1,500,000 shares of the Company's common stock at $1.50 per share providing the Company with $2,250,000 working capital.

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

On December 22, 1999, the Company issued 333,334 shares of common stock to JMG Triton Offshore Fund Ltd. at a purchase price of $1.50 per share for $500,000.00. On the same day, the Company also issued 333,334 shares of common stock to JMG Capital Partners, L.P. at a purchase price of $1.50 per share for $500,000.00; 333,334 shares of common stock to Marciano Financial Holdings at a purchase price of $1.50 per share for $500,000.00; 166,667 shares of common stock to Windsor Capital Management Ltd. at a purchase price of $1.50 per share for $250,000;
100,000 shares of common stock to J. Steven Emerson IRA Rollover II at a purchase price of $1.50 per share for $150,000; 66,667 shares of common stock to Jacob Wizman at a purchase price of $1.50 per share for $100,000; 66,667 shares of common stock to David Tyrrell at a purchase price of $1.50 per share for $100,000; 33,334 shares of common stock to Stephen C. Thayer, IRA at a purchase price of $1.50 per share for $50,000; 33,334 shares of common stock to Tom Wittenbraker at a purchase price of $1.50 per share for $50,000; 33,334 shares of common stock to Dan D. Warren at a purchase price of $1.50 per share for $50,000;

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

None.

Item 5.   Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number               Description of Exhibits
-------------------  -----------------------------------------------------------
10.1*                Subscription Agreement and Letter of Investment Intent of
                     Triton Capital Investments, Ltd., dated July 1, 1999
10.2*                Subscription Agreement and Letter of Investment Intent of
                     JMG Capital Partners, L.P., dated July 1, 1999
10.3*                Second Amendment to Lease between Dallas Office Portfolio,
                     L.P. as successor in interest to Greenville Avenue
                     Properties, Ltd. and Preferred Voice, Inc.
10.4**               Software License Agreement between Southwest Texas
                     Telephone Company and Preferred Voice, Inc. (10.28)
10.5**               Marketing Agreement between Southwest Texas Telephone
                     Company and Preferred Voice, Inc. (10.29)
10.6*                Warrant Certificate No. 98 issued to Southwest Texas
                     Telephone Company, dated September 21, 1999
10.7**               Software License Agreement between Rural Cellular
                     Corporation and Preferred Voice, Inc. (10.26)
10.8**               Marketing Agreement between Rural Cellular Corporation and
                     Preferred Voice, Inc. (10.27)
27*                  Financial Data Schedule

* Filed as an exhibit to the Company's Form 10-QSB for the period ended December 31, 1999 (File No. 33- 92894) and incorporated herein by reference.
** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 33- 92894) and incorporated herein by reference.


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PREFERRED VOICE, INC.


June 22, 2000                              /s/  G. Ray Miller
-------------                             --------------------------------------
Date                                      G. Ray Miller
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors
                                          (Principal Executive Officer)





June 22, 2000                             /s/ Mary G. Merritt
-------------                             --------------------------------------
Date                                      Mary G. Merritt
                                          Secretary, Treasurer and Vice
                                          President of Finance
                                          (Principal Financial Officer)