Form 10QSB/A
period 1999-12-31
PREFERRED VOICE INC
filed 2000-06-29
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                  Form 10-QSB/A

                                (Amendment No. 2)

{ X }  Quarterly  Report  Pursuant  to  Section  13 or 15 (d) of the  Securities
          Exchange Act of 1934 for the Period Ended December 31, 1999.

                                       or

{ }  Transition  Report  Pursuant  to  Section  13 or 15 (d)  of the  Securities
Exchange   Act  of  1934  for  the   Transition   Period  From   _____________to
                                 _____________

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

           Delaware                                         75-2440201
--------------------------------                 -------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer Identification
  incorporation or organization)                              No.)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                 75206
-------------------------------                    ----------------------
(Address of Principal Executive                          (Zip Code)
            Offices)

                                 (214) 265-9580
                 ----------------------------------------------
                 (Registrant's Telephone Number, including area
                                     code.)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, Former Address and Former Fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X                No
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

(c)  Recent Sales of Unregistered Securities

On October 5, 1999, the Company issued two warrants. The Company issued Bisbro Investments Company, Ltd. ("Bisbro") a warrant to purchase 177,703 shares of common stock of the Company at an exercise price of $1.25 replacing warrant #71 issued to Bisbro after they exercised their right to purchase 22,297 shares out of the original 200,000 shares that could be purchased under that warrant. The Company also issued Invest, Inc. ("Invest") a warrant to purchase 177,703 shares of common stock of the Company under the same terms as the Bisbro Warrant.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number      Description of Exhibits
-------     -----------------------

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

4.5*        Warrant Certificate No. 103 issued to Howard Isaacs,  dated December
            10, 1999

4.6* Warrant Certificate No. 104 issued to William Reininger, dated December 10, 1999

4.7* Warrant Certificate No. 105 issued to Elizabeth Valdes, dated December 10, 1999

4.8*        Form of Subscription Agreement and Schedule

27*         Financial Data Schedule

* Filed as an exhibit to the Company's Form 10-QSB for the period ended December 31, 1999 (File No. 33-92894) and incorporated herein by reference

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PREFERRED VOICE, INC.


June 28, 2000                 /s/ G. Ray Miller
---------------------------   --------------------------------------------------
           Date               G. Ray Miller
                              President, Chief Executive Officer and
                              Chairman of the Board of Directors
                              (Principal Executive Officer)

June 28, 2000                 /s/ Mary G. Merritt
---------------------------   --------------------------------------------------
           Date               Mary G. Merritt
                              Secretary, Treasurer and Vice President of Finance
                              (Principal Financial Officer)