Form 10KSB
period 2000-03-31
PREFERRED VOICE INC
filed 2000-07-17
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Delaware                                                 75-2440201
-------------------------------              -----------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.

6500 Greenville Avenue
Suite 570
Dallas, Texas                                               75206
-------------------------------              -----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                  214-265-9580
                         -----------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b)
          of the Exchange Act:
         Title of Each Class                        Name of Each Exchange
         -------------------                         on Which Registered
               NONE                                 ---------------------
                                                            N/A

Securities registered under Section           Common Stock, $0.001 par value
12(g) of the Exchange Act:                    ------------------------------
                                                     (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                  Yes        X          No
                      ---------------        ---------------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $885,134.00

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2000 was approximately $42,719,109. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 30, 2000, there were 13,626,492 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes          No      X
                                                  --------       -------


                              Preferred Voice, Inc.

                                                                                                                 Page

PART I
     Item 1.   Description of Business.......................................................................      1
     Item 2.   Description of Properties.....................................................................      8
     Item 3.   Legal Proceedings.............................................................................      8
     Item 4.   Submission of Matters to a Vote of Security Holders...........................................      8


PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters......................................      8
     Item 6.   Management's Discussion and Analysis or Plan of Operations....................................      9
     Item 7.   Financial Statements..........................................................................      14



PART III
     Item 9.   Directors, Executive Officers, Promoters and Control Persons:  Compliance with Section 16(a)
     of the Exchange Act.....................................................................................      15
     Item 10.  Executive Compensation........................................................................      16
     Item 11.  Security Ownership of Certain Beneficial Owerns and Managements...............................      17
     Item 12.  Certain Relationships and Related Transactions................................................      18
     Item 13.  Exhibits, List and Reports on Form 8-K........................................................      19


SIGNATURES...................................................................................................      21

INDEX TO EXHIBITS............................................................................................      22

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

         The Market and Market Strategy

                  The Company's customers are telecommunications providers, primarily Incumbent Local Exchange Carriers ("ILECs") and Wireless Communications Carriers ("WCCs"), with a greater marketing effort to be made to Competitive Local Exchange Carriers ("CLECs") in the future. These companies are already offering some enhanced services to their subscribers, such as voice mail, call forwarding, call waiting and caller identification systems. In order to remain competitive, however, ILECs, WCCs, and CLECs are providing subscribers more enhanced services. The Company believes that its VIP System, with its enhanced speech recognition service, provides a solution to satisfy this need.

                  ILECs comprise the largest market of telecommunications providers. Of the approximate 1,700 ILECs in the United States, 1,400 have less than 50,000 lines each. These ILECs comprise fifteen to twenty percent of the ILEC market and approximately 40 million lines. ILECs already have an existing subscriber base, and the Company believes that most of them desire to add enhanced service options to increase revenue and deter potential competition. The Federal Communications Commission ("FCC") reported in a report released in April of 1999 that in 1998 alone, the tier 1 local telephone common carriers spent over $6 billion on upgrading to digital electronic central office switches, which enable them to provide their subscribers the latest enhanced services. Many ILECs have already begun to utilize outboard platforms for certain call processing services, as well as voice mail, however, the Company believes that the convenience of its System will draw many ILECs to use its collocated Systems.

                  WCCs have an estimated 80 million subscribers nationwide. The FCC has sold spectrum for up to eight operators per market in each of the 722 FCC designated wireless markets in the United States. A report dated January, 1999 from Cahners In-Stat Group estimates that by the year 2002, medium and large businesses will spend over $117 billion on wireless equipment and services, more than double the $54 billion they spent in 1998. The WCCs need to capitalize on this growth. The Company believes that WCCs want to differentiate themselves from each other and be competitive so that many are beginning to offer their subscribers enhanced services, including voice messaging and voice activated services. In addition, WCCs are under pressure from regulatory authorities to provide wireless phone subscribers a safer method for using their phones while driving.

                  As of December, 1999 there were approximately 212 facility based CLECs nationwide. The general focus of the CLECs has been to raise capital and build networks with the acquisition of customer bases lagging behind. The Strategis Group, a telecommunications research group, in June of 1998 predicted that CLECs will secure more than 17 percent of the local exchange market by 2004. The Company therefore believes that the CLEC market will provide a tremendous marketing opportunity over the next two years.

                  Government regulation requires telecommunications providers to look for new solutions to provide disabled persons equal access to their systems. The Company's System may be able to provide a solution for telecommunication providers' obligations to the disabled. Section 255 of the Telecommunications Act of 1996 requires a provider of telecommunications service to ensure that its service is accessible to and usable by individuals with disabilities, if readily achievable. The Company's VIP System with its voice activated services would allow people with limited manual dexterity, limited reach or strength, limited or no vision, or other disabilities to access the national telecommunication network. The Texas legislature also passed an act "relating to expanding the specialized telecommunications devices assistance program and contracts for special features of the telecommunications relay access service." The act took effect on September 1, 1999 and expanded an existing voucher program, allowing the Public Utilities Commission and the Texas Commission for the Deaf and Hard of Hearing to issue vouchers and provide other financial assistance to individuals with disabilities that impair the individuals' ability to effectively access the telephone network. The act allows the vouchers to be used to purchase certain specialized services. Originally, this law applied only to the hearing disabled, but the legislature amended the original act so that people with other disabilities, without the use of their hands or vision for example, could also receive vouchers for qualifying services. The Company provided the Texas Commission for the Deaf and Hard of Hearing with a Request for Information (:R.F.I.") proposal detailing the VIP System and the voice dialing services that may be provided through the System and it is currently awaiting approval. The Company believes that its System is the only economically feasible voice dialing and activated service that many telecommunications providers can make available to people with a disability.

                  There is also government regulation being proposed regarding the use of wireless phones while driving. A representative of the National Conference of State Legislatures stated to a representative of the Company that a report soon to be published by the National
         Conference of State Legislatures will show that at least 37 states since 1995 have proposed bills concerning cellular telephone use in automobiles. Five municipalities have passed laws requiring the use of hands-free cell phone while driving and one municipality passed such legislation which was declared void in an appellate court as it was ruled to be preempted by portions of the state motor vehicle code dealing with careless driving. Legislation of this sort, if enacted and upheld, would require cellular telephone companies to provide hands-free enhanced services so that they can keep generating revenue from their subscribers who make many of their calls while on the road. The Company believes that its voice activated dialing, along with the hands-free speaker phones and headsets available in the market, will provide WCCs with a means of complying with the proposed regulations and make WCCs using the Company's product and services leaders in the industry.

                  Primary Markets
                  ---------------

                  The ILECs.  The  Company  believes  that its  revenue  sharing market strategy is the most economically viable method for many ILECs to provide speech recognition enhanced services to their subscribers. The ILECs and WCCs are the two primary markets in which the Company has focused its marketing efforts, offering these telecommunications providers a revenue sharing opportunity. The Company focuses on these markets because the providers in these markets have an existing customer base. The Company has focused its marketing efforts on ILECs with access lines of less than 100,000. The Company intends to market to larger telephone companies when it establishes a strong market presence in the medium and smaller telephone company market.

                  The Company's VIP System platform is designed to work in the telephone company's central office collocated alongside an ILEC's central office switch. Unlike many other enhanced service companies' boxes, the Company's VIP System is connected to the ILEC's switch via industry standard T-1 circuits utilizing direct inward dial trunks.

                  The Company will provide and install the VIP System without charge. However, the Company enters into a revenue sharing arrangement with the ILEC based upon the revenue generated through sales of the enhanced services. Most contracts require that the ILEC generate at least $2,000 per month per System for the Company or for the ILEC to pay the difference if that amount is not reached, otherwise the contract may be terminated by the Company.

                  The ILECs are responsible for billing and collecting revenue generated from the VIP System's enhanced services. However, the VIP System can produce customer information for marketing or billing use. In addition, the Company assists each telecommunications provider in marketing the services by providing various co-branded advertising materials the Company has designed and by training the ILEC's sales force and customer service staff. The Company has executed eleven such long-term revenue sharing agreements.

                  In addition the Company has a test agreement with Sleepy Eye Telephone Company in Minnesota dated May 27, 1999. The Sleepy Eye system began its test period on June 15, 2000 and will continue for a sixty day period during which time the Company will be responsible for all testing and customer provisioning while Sleepy Eye will be responsible for providing collocation space for the System and for billing and collection services. At the end of the test period, Sleepy Eye may choose to enter into the standard contract as set forth above.

         The WCCs. Of the approximately 722 wireless markets in the United States, there are 416 rural service areas and 306 metropolitan service areas that have multiple providers serving the same markets. The Company believes that many wireless providers want to offer the benefits of speech recognition services to their subscribers in order to maintain their customer base, but the WCCs often find such services to be cost prohibitive. As with the ILECs, the Company offers WCCs the VIP System and installation without charge. The Company recoups its costs in the revenue sharing arrangements it has negotiated with the WCCs. These arrangements are based on the same percentages used with the ILECs. The WCCs, like the ILECs, are responsible for the billing and collecting, and like the ILECs they will also receive assistance from the Company in marketing the VIP System enhanced services. The Company has entered into revenue share arrangements with twelve WCCs.

         Standard ILEC/WCC Contract. The Company uses the same standard form of Software License Agreement and Marketing Agreement for each ILEC and WCC that it services. The Software License Agreement grants each participating ILEC or WCC a license to use the Company's software and all subsequent improvements to the software in the ILEC's or WCC's local calling areas. The Company retains title to the software and requires that the ILECs and WCCs keep all information related to the software confidential. The term of the Software License Agreement coincides with that of the Marketing Agreement.

         The Marketing Agreements have provisions to remain in effect for up to ten years. Most agreements are for an initial five year term which automatically renews unless cancelled by either party on 60 days notice prior to the anniversary date of the agreement. In the Marketing Agreement, the Company agrees to install the VIP System at the switch location for the participating ILECs and WCCs and commence testing following installation. The participating ILECs and WCCs then have the right to accept or reject the System after testing is completed. Once the participating ILEC or WCC has accepted the System, it is required to use its best efforts to promote the sale of the Company's services to subscribers. The participating provider is responsible for billing and collection on the services, but pricing is jointly agreed upon by the Company and the provider. The ILECs and WCCs agree that they will not install any system, for testing or otherwise, that competes with the VIP System in the area designated under the Marketing Agreement. The Company agrees to provide marketing materials, technical support and training to the ILECs and WCCs and their personnel. The Company also provides in the Marketing Agreement that it may use the System to provide services directly to its own subscribers in the ILEC's or WCC's designated area. The Marketing Agreements are subject to termination by either party on standard events of default, such as breach of the agreement or insolvency.

         Secondary Markets
         -----------------

         The Company has also marketed its services to CLECs. CLECs face a distinct challenge because they must rely on ILECs to provide the final link in the communications path to subscribers or expend significant resources to build their own network. The Company is not currently focusing on CLECs because most CLECs do not currently have the customer base to support the Company's revenue sharing agreement. The Company, however, has contracted to sell thirty-nine VIP System boxes to KMC Telecom Holdings, Inc. ("KMC") for installation and use. In exchange for an initial licensing fee for each market, the Company's contract with KMC grants KMC a license to use the Company's software and all subsequent improvements of the software in certain designated markets. The number of markets covered by the agreement may be expanded up to a defined maximum number on prior written notice to the Company. As with the ILEC and WCC agreements, the Company agrees to install and test the System, after which time KMC can accept or reject the System. The Company has agreed not to install VIP Systems or to license such systems to others in the designated markets. The Company also has agreed to provide KMC technical support and training for KMC personnel. Two years after the Systems are accepted in a licensed market, KMC must begin paying monthly fees for use of the Systems subject to KMC's right to terminate the entire contract on standard events of default, like breach of the agreement by or insolvency of the Company. Throughout the term of the agreement, KMC may also be required to pay a support fee for training and related support done by the Company in the designated markets. If the Company desires to provide services directly to its own subscribers in the designated markets, the Company must pay KMC $1.25 per month per subscriber. The Company has delivered and installed the first KMC system in Huntsville, Alabama and anticipates deployment of the remaining 38 systems by the end of 2000.

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

         In conjunction with the collocation agreements, the Company has signed Master Distributor Agreements with several companies to market the Company's services directly to the end user in six large metropolitan areas. The companies and the markets they cover are Best Voice, Inc. in Miami, Florida; Voice Retrieval, Inc. in Dallas, Texas; Answering Service Inc. in Detroit, Michigan; Amerivoice Telecommunications, Inc. in Milwaukee, Wisconsin; In Touch Solutions, L.L.C. in Myrtle Beach, South Carolina; Voicenet New Media, Inc. in Boston, Massachusetts and Nomis Communications, Inc. in Houston, Texas. The Company has not yet installed VIP Systems in these areas. The form of Master Distributor Agreement that has been signed by all participating master distributors allows the distributor to market and sell the Company's services directly to the end user and through other distributors whom the master distributor is to identify and contact. The master distributor receives certain marketing materials and collateral support from the Company. The Company may authorize other distributors in the master distributor's market area, but will direct those distributors to work with the master distributor, who pays a fee to acquire the right to sell the Company's services in a specific market. The Company provides the master distributor with commissions for accounts acquired based upon the revenues billed and collected for such accounts. These agreements typically have an initial term of three years. Over the past year the Company has experienced problems with the ability to bill customers and therefore has delayed the roll out of Systems which would allow the master distributors to commence their marketing efforts. The Company has solved its billing problems and expects to roll out pricing for its offerings to its master distributors by the third quarter of 2000 so that the distributors may begin their selling efforts.

         The Company utilizes direct mail and personal sales calls to contact and market its VIP Systems to telecommunications providers in the targeted markets.

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

         Traditional call processing systems engage at least two ports during an entire call to process incoming and outgoing information while the conversation takes place. The VIP System utilizes release link technology that allows the call to be processed rapidly using speech recognition or dual tone multi-frequency (DTMF) dialing. After dialing, the System drops off of the call as the call is routed to the correct phone number by the telecommunication provider's switch. The VIP System speech recognition software recognizes the words of the caller and the Company's proprietary software looks up the telephone number in that subscriber's directory and then hands the call back to the switch for dialing and other call processing functions. With the release link technology, the VIP System can process over 7,000 calls per hour in a single 48 port system.

         The VIP System's speech recognition software works in conjunction with over 13 separate enhanced service applications the Company has created with its own software, some of which are discussed below. The Company uses speech recognition technology created by Philips Speech Processing to process natural dialogue speech for the Company's operating and software systems. The speech recognition software, which is based on phonetics, may be programmed to be speaker dependent or speaker independent. The software recognizes spoken words or sentences and completes the call as instructed. The speech recognition software allows callers to use continuous digit speech without requiring users to change the cadence of their speech or speak between beeps to fit a speech recognition template or prompt.

         The Services
         ------------

         The following speech recognition enhanced services are currently available through the VIP System for delivery to subscribers by participating providers:

         EMMA the Perfect Receptionist. The Company's VIP System software provides telephone subscribers with the first remote accessed automated attendant service. Emma answers the subscriber's phone with a custom greeting and listens as a caller speaks a name, department, or location listed in the subscriber's voice dialing directory. Emma the Perfect Receptionist then routes the call to the person, department or location requested. On outbound calls,

EMMA uses the same procedure to dial a phone number from a subscriber's directory upon a speech command such as "Call John".

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

         Voice Fax. By pressing one button, multiple users of a subscriber's fax will be able to speak the name of a person or entity to whom they wish to fax a document. The speech recognition software will dial the appropriate number listed in the Company's directory and complete the call.

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

         Speech 2 Content. This application service allows a user to receive internet content in an audio format by speaking different categories such as business, weather, horoscopes, entertainment and sports. For example, a user speaks "business-NASDAQ report" and they will hear the most current market summary. The user may also retrieve quotes on specific stocks.

         Guest Talk. This service provides an automatic answering service for hotels using speech recognition. At check-in the guest's name will be activated in the Guest Talk system. Callers to the hotel number are routed to the Guest Talk System. They may ask for the guest by name and will be connected to the guest's appropriate hotel extension (room). Guest Talk will also handle the routing of calls for the hotel's employees, concierge, reservations and the front desk. Customized call routing may also be set up.

Competition

          The speech recognition services market is competitive and marked by rapid technological innovations. The Company expects competition to continue to increase as ILECs, WCCs, and CLECs seek to offer their customers enhanced services and to distinguish themselves from other telecommunications providers. Many of the Company's current competitors have longer operating histories, greater name recognition, established customer bases and substantially greater financial, technical, marketing, sales and other resources than the Company. The Company believes that the principal factors affecting competition in the speech recognition services market are ease of use, overall technical performance, price, and reliability. The Company believes that it competes effectively in these areas.

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

         Other competitors offering voice recognition applications include Glenayre Electronics, Inc., Centigram Communications Corporation, Periphonics Corporation, a Nortel Networks company, Octel, a division of Lucent
Technologies, and Aspect Communications, all of which price their systems for marketing to larger telephone companies. Compaq, IBM and Lucent also have voice and call processing systems that they market to larger telephone companies, but it is a small portion of their respective businesses. Companies such as AT&T, MCI/Worldcom, Inc., Sprint Corporation and a number of wireless phone companies provide their customers with voice mail and call forwarding features, applications that the Company will be marketing in conjunction with its speech recognition applications. The Company does not intend to market to the larger telephone companies until it establishes a strong market presence in the medium and smaller telephone company markets.

         The Company expects that additional competition will develop. That competition may include large companies with substantially greater financial, marketing and technical resources than those available to the Company. Such competition could adversely affect the revenues and operating results of the Company.

Customer Service

         The Company has developed an automated customer service called "Help Me" that can assist subscribers with their services. If a subscriber has a question regarding any of the applications to which the subscriber has subscribed, the automated "Help Me" has scripted instructions that tell the subscriber how to use the different applications. "Help Me" has been programmed to pull up the particular scripted directions to explain how to use the services that the subscriber has chosen. This program is currently being used by Sleepy Eye Telephone Company during its test period to assist new subscribers.

         The Company intends to train employees of the participating telecommunication providers' customer service force to answer certain questions related to the services. Therefore, the telecommunication providers' employees, with the assistance of the "Help Me" service, would be able to answer the common questions subscribers will have about their service.

         The Company intends to assist the ILECs, CLECs and WCCs if there are problems with the VIP System platform. The Company intends to have a 24 hour, 7 day a week customer service line for the ILEC and WCC customer service representatives or other employees to call with service questions. In addition, the Company has designed a monitoring system that will continuously poll the VIP System to assure that it is operating correctly. If the monitoring system detects any problems with the VIP System, it will set off an alarm that will send a signal by modem, simultaneously paging and calling a representative of the Company so the problem can be immediately corrected. In addition, the ILECs and WCCs will be provided back-up components, such as the Dialogic cards that help operate the System, to install in the event a System ceases to function properly. The Company believes that this level of customer service and support, when fully implemented, will help it market the VIP System to a greater number of telecommunications providers.

Employees

         As of July 10, 2000, the Company had 33 employees, all of whom are full time.

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

         The Company's software is licensed to customers under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of the Company's products will be difficult, and any significant piracy of its products could materially and adversely affect the Company's financial condition and results of operations.

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

         The Company has received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Secure Card and Use Your Voice. The Company has applied for various other trademarks regarding its services but has not yet received them.

Research and Development

         The Company has spent the last three years developing its proprietary software in conjunction with testing the Philips Speech Processing software to create the VIP System. The Company estimates that it has spent approximately $690,000 during the last two fiscal years in direct research and development activities and approximately $2,400,000 in indirect costs, which costs include general overhead during the time in which the VIP System was being developed.

                        Item 2: Description of Properties

         The Company's executive offices are located in Dallas, Texas. The Company leases 6,123 square feet of space in a facility as a tenant. The term of the lease is through December 31, 2003 and the rent is presently $8,357.90 per month through December 31, 2000, after which point it will be increased each year thereafter.

                            Item 3: Legal Proceedings

         As of July 10, 2000, there were no material legal proceedings pending against the Company.

           Item 4: Submission of Matters to a Vote of Security Holders

         There have been no matters submitted for vote to the security holders, through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

                                     PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

         The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending March 31, 2000 and March 31, 1999. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

                                 OTC ELECTRONIC

                                 BULLETIN BOARD

                                    BID PRICE

Fiscal 1999                                 HIGH                           LOW
1st Quarter                                 $3.25                         $1.865
2nd Quarter                                 $2.875                        $1.00
3rd Quarter                                 $1.25                         $0.75
4th Quarter                                 $2.75                         $0.687

Fiscal 2000
1st Quarter                                 $2.25                         $0.875
2nd Quarter                                 $2.125                        $1.375
3rd Quarter                                 $5.00                         $1.437
4th Quarter                                 $7.625                        $3.375

         On July 10, 2000, the bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $4.03.

         As of June 30, 2000, there were approximately 835 holders of record of the Common Stock.

         The Company has not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and has no intention of doing so in the foreseeable future.

Recent Sales of Unregistered Securities

The Company also hereby incorporates all the transactions listed in the "Certain Relationships and Related Transactions" section as recent sales of unregistered securities that should be listed as such pursuant to Item 701 of Regulation S-B.

On January 21, 2000, the Company issued 500 shares of common stock to Anthony Clure at a purchase price of $1.03 per share pursuant to the exercise of an employee stock option. On the same day, the Company also issued 750 shares of common stock to Lori Rubottom at a purchase price of $.20 per share pursuant to the exercise of an employee stock option.

On February 23, 2000, the Company issued 100,000 shares of common stock to Jacob Wizman at a purchase price of $2.00 per share for $200,000.

On March 24, 2000, the Company issued 5,000 shares of common stock to Harolyn Glicker at a purchase price of $3.00 per share for $15,000 pursuant to exercise of a warrant.

All of the transactions referred to in this section are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. These transactions did not involve an underwriter and no underwriting discounts or commissions were paid.

       Item 6. Management's Discussion and Analysis or Plan of Operations

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate;
2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to adequately protect the Company's intellectual property; 10) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         From June of 1997 until April of 1998, all corporate activities were focused on the development and testing of services to be deployed to the public through a platform the Company calls the VIP System. In late April of 1998 the first operational VIP System was collocated in a switch environment. The initial sales activity focused its efforts on introducing the concept of voice dialing to prospective customers to gauge consumer response with respect to pricing, features and viability of the services provided.

         In December of 1998, the Company realized that the resources necessary to sell and market its services directly to subscribers would require extensive amounts of working capital and began researching venues which already had inherent customer bases. The first distribution channel that the Company explored was the use of master distributors in various cities and states around the country. The Company believes this will be a source of customer addition once the Company is in the position to locate its VIP Systems in the master distributor marketing areas. The second is through revenue sharing directly with ILECs, WCCs, and CLECs. This avenue is extremely attractive to the Company because these entities already have customer bases and the infrastructure to service large numbers of customers. To date, the Company has signed twenty three ILEC and WCC multi-year contracts.

         The Company is still at an early stage of implementing its business plan. It is subject to risks inherent in the establishment and deployment of technology with which the consumer has very little experience. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, the public will be more apt to accept and utilize its many features. In order for the Company to succeed it must secure adequate financial and human resources to meet its requirements, including adequate numbers of technical support staff to provide service for its customers; establish and maintain relationships with telecommunications providers; facilitate integration with various switch environments; establish a lead time for delivery of hardware; achieve user acceptance for its services; generate reasonable margins on its services; deploy and install VIP Systems on a timely and acceptable schedule; respond to competitive developments; mitigate risk associated with obtaining patents and copyrights and other protections of intellectual property; and continually update its software to meet the needs of end users. Failure to achieve these objectives could adversely effect the Company's business, operating results and financial condition.

Results of Operations

         The Company recorded a net loss of $993,066, or $0.09 per share, for the fiscal year ended March 31, 2000, compared to a net loss of $690,598 or $0.10 per share, for the fiscal year ended March 31, 1999, and a net loss of $381,991 or $0.07 per share, for the fiscal year ended March 31, 1998.

         Total Sales

         Total revenue for the fiscal year ended March 31, 2000, was $885,134 compared to $180,383 and $6,874 for the years ended March 31, 1999 and 1998 respectively. Of the revenue booked in the fiscal year ended March 31, 2000, 65% was generated from one-time licensing fees to KMC Telecom Holdings, 22% was from sales of its VIP systems, 9.9% from customer tests, 2.4% from master distributor fees for specific marketing rights, and the remaining .7% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". For the fiscal period ended March 31, 1999, revenues of $180,383 were generated, 94% from master distributor fees and the remaining 6% from service fees for the Company's end user customers. For the fiscal period ended March 31, 1998, revenues of $6,874 were generated 100% from service fees for the Company's end user customers.

         The Company anticipates that revenues from the sale of its services will grow gradually in the second half of calendar year 2000 as it installs VIP Systems in the ILECs and WCCs which have already signed revenue sharing agreements and as VIP Systems are purchased and installed at KMC's switch locations. The Company does not anticipate substantial revenues going forward from the sale of master distributorships, as it has had in fiscal year ended 1999.

         Cost of Sales

         Cost of sales for the year ended March 31, was $215,293 compared to $15,033 and $2,206 for the years ended March 31, 1999 and 1998, respectively. In fiscal year 2000, 54% of costs were for VIP system hardware purchased by KMC, 13% direct costs associated with the closing of the KMC licensing agreement, and 33% for network infrastructure such as collocations, connectivity, system access and long distance. For 1999 and 1998 cost of sales was 100% for network infrastructure such as collocations, connectivity, system access and long distance.

         Selling, General and Administrative

         Selling, general and administrative expenses for the fiscal year ended March 31, 2000 were $1,675,971 compared to $768,024 and $425,304 for the fiscal years ended March 31, 1999 and 1998, respectively. The increases from 1998 to 1999 and 1999 to 2000 are due to increased staffing and additional marketing efforts of the Company's Emma services to potential parties to the Company's revenue sharing and master distributor agreements. The Company expects that selling, general and administrative expenses will continue to increase in fiscal year 2001, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, the Company believes that such expenses will not increase proportionately with revenue from sales.

         Research and Development

         The Company has not expensed any research and development costs for the years stated on its financial statements, but has capitalized costs of $705,934 for development of its software and hardware for the year ended March 31, 1999, in comparison to $413,109 and $233,093 for the fiscal years ended March 31, 1999 and 1998 respectively.

         Extraordinary Items

         The Company has recognized income from the extinguishment of debt of $59,976 for the fiscal year ended March 31, 2000 and $88,828 and $217,442 for the fiscal years ended March 31, 1999 and 1998 respectively.

         Income Taxes

         As of March 31, 2000, the Company had cumulative federal net operating losses of approximately $6.8 million, which can be used to offset future income subject to federal income tax through the fiscal year 2020.

Liquidity and Capital Resources

         Throughout fiscal 1999 and 2000, the Company has continued to sustain operating losses that have resulted in the use of its cash reserves. The Company's cash and cash equivalents at March 31, 2000 were $1,373,291 compared to $41,750 and $82,284 respectively for the fiscal years ended March 31, 1999 and 1998.

         In June of 1997, the Company conducted a Regulation S offering and sold $480,000 of 12% convertible debentures due December 25, 1997. From this offering $320,000 was received in cash and a note issued on November 12, 1996 with accrued interest valued at $160,000 which was exchanged for debentures in this offering. On February 19, 1998, $160,000 of the debentures was converted into 183,908 shares of the Company's common stock. On September 30, 1998, the remaining $320,000 was converted into 367,816 shares of the Company's common stock.

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

         In September of 1998, the Company borrowed $100,000 from a more than 5% beneficial owner. The note was unsecured and bore interest at 10% per annum with principal and interest due on various dates through October 16, 1999. This note has been paid in full.

         From June of 1998 until January of 1999, three separate shareholders lent the Company varying amounts totaling $193,000. On June 18, 1999, the full $193,000 was converted into 386,000 shares of the Company's common stock.

         From December of 1998 through May of 1999, the Company received $195,000 from the sale of Master Distributorships to eight different entities.

         On March 31, 1999, the Company borrowed $43,000 from a more than 5% beneficial owner. The note was unsecured and bore interest at 12% per annum with the principal and interest due on March 30, 2000. The note was convertible into shares of common stock at a conversion price of $1.00 per share. On June 16, 1999 the note was repaid in full.

         In April of 1999, the Company borrowed $200,000 from three separate individuals. The loans accrue interest at 12% per annum due at various dates between April 7, 2000 and April 23, 2000. On June 28, 1999, $100,000 of these notes were used to purchase 200,000 shares of the Company's common stock by paying the exercise price under a warrant held by one of the entities.
Twenty-five thousand dollars of a remaining note plus interest of $1,381 was converted into 26,381 shares of the Company's common stock, and the remaining $75,000 plus interest of $3,353.76 was repaid to the note holders.

         On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by December, 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments and to KMC's right to terminate the entire contract on standard events of default by the Company, beginning January, 2003 and continuing through July, 2010.

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

         On February 23, 2000, pursuant to Section 4(2) of the Securities Act, the Company conducted an offering of 100,000 shares of the Company's common stock at $2.00 per share providing the Company with $200,000 working capital.

         In contemplation of additional capital needs required to continue the Company's current growth rate, on February 15, 2000, the Company engaged an investment banking firm to act as a financial advisor to assist the Company in obtaining additional financing to expand its business.

Future Obligations

         During the next twelve months, the Company plans, subject to raising adequate capital, to increase substantially the marketing of its VIP Systems, to introduce new services, and to continue refining the services it currently provides. Subject to the Company's ability to fund the cost, management expects the Company to hire or contract with approximately 30 additional persons during the next twelve (12) months, primarily to support its expanding marketing activities and system installations. At July 10, 2000, the Company employed thirty-three (33) full time employees.

         The ability of the Company to raise capital is, in the opinion of management, the primary constraint on the implementation of its business plan. Management estimates that during the next twelve (12) months, the Company will require approximately $6,000,000 of equity and/or long term debt to finance its costs of marketing, system deployment, and continued refinement of its services. In addition, the Company will be required to obtain extensions of its current debt or raise additional funds of approximately $811,000 to retire its debt. There is no assurance that the Company will be able to secure any such financing or extensions of its current debt.

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

         An impact analysis has been conducted to identify the risk of failure within the Company's in-house computer systems. The Company believes that there will be no adverse impact with the Year 2000 date change. However, this risk to the Company's business relates not only to the Company's computer systems, but also to some degree to those of the Company's suppliers and customers and there is a risk that existing and potential customers may not purchase the Company's products in the future if the computer systems of such existing or potential customers are adversely impacted by the Year 2000 date changes. The Company has developed a policy to ensure that all key customers, suppliers and strategic partners operate and provide Year 2000 compliant systems and software. The Company has collected certifications from third parties on compliance.

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

                          Item 7. Financial Statements

                              PREFERRED VOICE, INC.

                              FINANCIAL STATEMENTS

                          MARCH 31, 2000, 1999 AND 1998

                                 C O N T E N T S

                                                                      Page

Independent Auditors' Report......................................... F-1

Financial Statements:

    Balance Sheets .................................................. F-2

    Statements of Operations ........................................ F-4

    Statement of Stockholders' Equity (Deficit)...................... F-5

    Statements of Cash Flows......................................... F-7

    Notes to Financial Statements.................................... F-9-F-19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
   and Shareholders

Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                                    PHILIP VOGEL & CO. PC




                                                    Certified Public Accountants

Dallas, Texas

May 5, 2000



                              PREFERRED VOICE, INC.

                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999

                                                                                               2000               1999
                                                                                          --------------     ---------------
       Assets

Current assets:

 Cash and cash equivalents                                                                $   1,373,291      $       41,750
 Accounts receivable, net of allowance for doubtful
    accounts of $-0- in 2000 and $-0- in 1999                                                      3,924                 860
 Employee receivables                                                                                  0               2,500
 Inventory                                                                                        84,724                   0
                                                                                          --------------     ---------------

       Total current assets                                                               $    1,461,939     $        45,110
                                                                                          --------------     ---------------




Property and equipment:

 Computer equipment                                                                       $      321,248     $       223,046
 Furniture and fixtures                                                                           38,880              16,934
 Office equipment                                                                                 18,198              12,493
 Computer software                                                                               384,686             190,063
                                                                                          --------------     ---------------

                                                                                          $      763,012     $       442,536
 Less accumulated depreciation                                                                   253,143             161,049
                                                                                          --------------     ---------------

       Net property and equipment                                                         $      509,869     $       281,487
                                                                                          --------------     ---------------




Other assets:

 Prepaid expenses                                                                         $      761,018     $       761,018
 Deposits                                                                                         85,114              81,535
 Trademarks                                                                                        7,472                   0
 Deferred stock issuance costs                                                                    19,803                   0
                                                                                          --------------     ---------------


       Total other assets                                                                 $      873,407     $       842,553
                                                                                          --------------     ---------------

                                                                                          $    2,845,215     $     1,169,150
                                                                                          ==============     ===============










                                                                                               2000               1999
                                                                                          --------------     ---------------

       Liabilities and stockholders' equity (deficit)

Current liabilities:

 Accounts payable                                                                         $      272,818     $       363,834
 Accrued payroll and payroll taxes                                                                 2,265             226,755
 Accrued interest payable                                                                         39,851             248,967
 Accrued operating expenses                                                                       13,128              13,041
 Accrued vacation                                                                                 11,853               6,570
 Customer deposits                                                                               390,992                   0
 Current maturities of long-term debt                                                             30,000              53,000
 Note payable                                                                                     50,866              50,866
 Notes payable - related parties                                                                       0             100,000
                                                                                          --------------     ---------------


       Total current liabilities                                                          $      811,773     $     1,063,033
                                                                                          --------------     ---------------

Long-term liabilities:

 Notes payable - related parties                                                          $            0     $       590,946
 Long-term debt, net of current maturities                                                             0             253,000
                                                                                          --------------     ---------------


       Total long-term liabilities                                                        $            0     $       843,946
                                                                                          --------------     ---------------

Commitments (Note I)

Stockholders' equity (deficit):
 Common stock, $0.001 par value;
   20,000,000 shares authorized; shares

   issued 13,276,796 and 9,695,681, respectively                                          $       13,277     $         9,695
 Additional paid-in capital                                                                    8,952,788           5,192,033
 Accumulated deficit                                                                          (6,930,755)         (5,937,689)
                                                                                          --------------     ---------------


                                                                                          $    2,035,310     $      (735,961)
 Treasury stock - 385,224 and 385,224
    shares, respectively, at cost                                                                  1,868               1,868
                                                                                          --------------     ---------------


       Total stockholders' equity (deficit)                                               $    2,033,442     $      (737,829)
                                                                                          --------------     ---------------


                                                                                          $    2,845,215     $     1,169,150
                                                                                          ==============     ===============


                              PREFERRED VOICE, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                            2000               1999                 1998
                                                                       --------------     --------------       ---------------

Sales                                                                  $      885,134     $      180,383       $         6,874

Cost of sales                                                                 215,293             15,033                 2,206
                                                                       --------------     --------------       ---------------


       Gross profit                                                    $      669,841     $      165,350       $         4,668
                                                                       --------------     --------------       ---------------

Costs and expenses:

 Selling, general and administrative expenses                          $    1,675,971     $      768,024       $       425,304
 Interest expense                                                              28,556            176,752               178,797
                                                                       --------------     --------------       ---------------


       Total costs and expenses                                        $    1,704,527     $      944,776       $       604,101
                                                                       --------------     --------------       ---------------


Loss from operations                                                   $   (1,034,686)    $     (779,426)      $      (599,433)

Other income (expense):
 Loss from sale of assets                                                     (18,356)                 0                     0
                                                                       --------------     --------------       ---------------

Loss from operations before income taxes

 and extraordinary item                                                $   (1,053,042)    $     (779,426)      $      (599,433)
Provision for income taxes                                                          0                  0                     0
                                                                       --------------     --------------       ---------------


Loss from operations before extraordinary item                         $   (1,053,042)    $     (779,426)      $      (599,433)

Extraordinary item:
 Gain from extinguishment of debt (less applicable
    income taxes of $-0-)(Note L)                                              59,976             88,828               217,442
                                                                       --------------     --------------       ---------------


Net loss                                                               $     (993,066)    $     (690,598)      $      (381,991)
                                                                       ==============     ==============       ===============


Per share amounts:

 Loss from continuing operations                                               $(0.10)            $(0.11)               $(0.11)
                                                                       ==============     ==============       ===============

 Gain from extinguishment of debt                                               $0.01              $0.01                 $0.04
                                                                       ==============     ==============       ===============
                                                                                                                             $
 Net loss                                                                      $(0.09)            $(0.10)                (0.07)
                                                                       ==============     ==============       ===============

                                                       F-4



                              PREFERRED VOICE, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                                     Shares of common stock
                                                                    ---------------------------------------------------------
                                                                     Authorized       Issued       Outstanding    In treasury
                                                                    -------------  -------------  --------------  -----------
Balance - March 31, 1997                                               20,000,000      5,430,422       5,267,922      162,500

 Conversion of 8.5% debenture - June 12, 1997                                   0         20,000          20,000            0
 Exercise of stock options - December 15, 1997                                  0        450,000         450,000            0
 Issuance of common stock - December 30, 1997                                   0         50,000          50,000            0
 Conversion of 12% debenture - March 5, 1998                                    0        183,908         183,908            0
 Acquisition of treasury stock                                                  0              0        (222,724)     222,724

 Net loss for the year                                                          0              0               0            0
                                                                    -------------  -------------  --------------  -----------

Balance - March 31, 1998                                               20,000,000      6,134,330       5,749,106      385,224

 Conversion of 7% debentures - June 24, 1998                                    0         11,259          11,259            0
 Conversion of 8.5% debenture - June 30, 1998                                   0         27,881          27,881            0
 Conversion of 7% debentures - July 31, 1998                                    0        209,587         209,587            0
 Conversion of 7% debenture - August 31, 1998                                   0         10,450          10,450            0
 Conversion of 10% debentures - August 31, 1998                                 0        869,276         869,276            0
 Conversion of related party notes - September 30, 1998                         0         48,975          48,975            0
 Conversion of 12% debentures - September 30, 1998                              0        367,816         367,816            0
 Conversion of 7% debenture - October 20, 1998                                  0         11,373          11,373            0
 Conversion of equipment lease agreement - November 5, 1998                     0        579,971         579,971            0
 Conversion of 7% debenture - December 29, 1998                                 0         79,662          79,662            0
 Conversion of 7% debenture - December 30, 1998                                 0        159,323         159,323            0
 Conversion of 7% debentures - December 31, 1998                                0        603,142         603,142            0
 Conversion of 7% debentures - January 4, 1999                                  0        156,554         156,554            0
 Conversion of 7% debentures - January 7, 1999                                  0        119,199         119,199            0
 Conversion of 7% debenture - January 8, 1999                                   0         20,930          20,930            0
 Conversion of 7% debentures - January 11, 1999                                 0        130,060         130,060            0
 Conversion of 7% debenture - January 22, 1999                                  0         43,919          43,919            0
 Issuance of common stock in exchange for release
    of trade liability - February 2, 1999                                       0        111,974         111,974            0

 Net loss for the year                                                          0              0               0            0
                                                                    -------------  -------------  --------------  -----------

Balance - March 31, 1999                                               20,000,000      9,695,681       9,310,457      385,224

 Conversion of prime plus 2% debentures - April 6, 1999                         0        121,261         121,261            0
 Conversion of 8% debentures - April 6, 1999                                    0        200,000         200,000            0
 Conversion of 9% debentures - April 6, 1999                                    0        466,667         466,667            0
 Exercise of stock warrants - April 6, 1999                                     0          5,000           5,000            0
 Conversion of 10% debentures - June 18, 1999                                   0        386,000         386,000            0
 Exercise of stock warrants - June 28, 1999                                     0        200,000         200,000            0
 Conversion of 12% debentures - June 29, 1999                                   0         26,381          26,381            0
 Issuance of common stock - July 1, 1999                                        0        320,000         320,000            0
 Exercise of stock warrants - September 29, 1999                                0         20,000          20,000            0
 Exercise of stock warrants - October 4, 1999                                   0         22,297          22,297            0
 Exercise of stock warrants - December 16, 1999                                 0        160,000         160,000            0
 Conversion of 7% debenture - December 17, 1999                                 0         47,254          47,254            0
 Issuance of common stock - December 29, 1999                                   0      1,500,005       1,500,005            0
 Exercise of employee stock option - January 20, 2000                           0            500             500            0
 Issuance of common stock - February 16, 2000                                   0        100,000         100,000            0
 Exercise of employee stock option - February 22, 2000                          0            750             750            0
 Exercise of stock warrants - March 27, 2000                                    0          5,000           5,000            0

 Net loss for the year                                                          0              0               0            0
                                                                    -------------  -------------  --------------  -----------

Balance - March 31, 2000                                               20,000,000     13,276,796      12,891,572      385,224
                                                                    =============  =============  ==============  ===========


                                        Amounts

---------------------------------------------------------------------------------------
    Common                         Additional                               Total
 stock $0.001      Treasury          paid-in        Accumulated         stockholders'
  par value          stock           capital          deficit          equity (deficit)
--------------   -------------    -------------    --------------      ----------------

$        5,430   $      (1,868)   $   3,014,385    $   (4,865,100)     $     (1,847,153)

            20               0           27,962                 0                27,982
           450               0           35,550                 0                36,000
            50               0           78,072                 0                78,122
           184               0          159,816                 0               160,000
             0               0                0                 0                     0

             0               0                0          (381,991)             (381,991)
--------------   -------------    -------------    --------------      ----------------

$        6,134   $      (1,868)   $   3,315,785    $   (5,247,091)     $     (1,927,040)

            11               0           22,626                 0                22,637
            28               0           41,794                 0                41,822
           210               0          290,663                 0               290,873
            10               0           11,380                 0                11,390
           869               0          347,431                 0               348,300
            49               0           16,275                 0                16,324
           368               0          319,632                 0               320,000
            11               0           22,737                 0                22,748
           580               0          219,809                 0               220,389
            80               0           30,988                 0                31,068
           159               0           61,977                 0                62,136
           603               0          234,623                 0               235,226
           157               0           60,900                 0                61,057
           119               0           49,945                 0                50,064
            21               0            8,979                 0                 9,000
           130               0           56,062                 0                56,192
            44               0           24,551                 0                24,595
           112               0           55,876                 0                55,988


             0               0                0          (690,598)             (690,598)
--------------   -------------    -------------    --------------      ----------------

$        9,695   $      (1,868)   $   5,192,033    $   (5,937,689)     $       (737,829)

           121               0           90,826                 0                90,947
           200               0          149,800                 0               150,000
           467               0          349,533                 0               350,000
             5               0                0                 0                     5
           386               0          192,614                 0               193,000
           200               0           99,800                 0               100,000
            27               0           26,354                 0                26,381
           320               0          359,680                 0               360,000
            20               0            3,980                 0                 4,000
            22               0           22,275                 0                22,297
           160               0          159,840                 0               160,000
            47               0           42,009                 0                42,056
         1,500               0        2,048,500                 0             2,050,000
             1               0              500                 0                   501
           100               0          199,900                 0               200,000
             1               0              149                 0                   150
             5               0           14,995                 0                15,000

             0               0                0          (993,066)             (993,066)
--------------   -------------    -------------    --------------      ----------------

$       13,277   $      (1,868)   $   8,952,788    $   (6,930,755)     $      2,033,442
==============   =============    =============    ==============      ================

                                       F-6



                              PREFERRED VOICE, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                                2000              1999               1998
                                                                           ---------------   --------------    ----------------
Cash flows from operating activities:


 Cash received from customers                                              $     1,273,062   $      179,510    $         23,576
 Cash paid to suppliers and employees                                           (2,093,749)        (500,572)           (189,734)
 Interest received                                                                       0                0               2,376
 Interest paid                                                                    (224,235)               0                  (4)
                                                                           ---------------   --------------    ----------------


       Net cash used by operating activities                               $    (1,044,922)  $     (321,062)   $       (163,786)
                                                                           ---------------   --------------    ----------------


Cash flows from investing activities:


 Capital expenditures                                                      $      (389,436)  $     (151,772)   $       (138,621)
 Proceeds from sale of assets                                                        1,750            1,300               5,683
                                                                           ---------------   --------------    ----------------


       Net cash used by investing activities                               $      (387,686)  $     (150,472)   $       (132,938)
                                                                           ---------------   --------------    ----------------


Cash flows from financing activities:


 Proceeds from issuance of stock                                           $     2,811,952   $            0    $              0
 Proceeds from notes payable                                                       200,000          351,000             314,850
 Note principal payments                                                          (228,000)         (20,000)               (700)
 Proceeds from sale - leaseback transaction                                              0          100,000                   0
 Deferred stock issuance costs                                                     (19,803)               0                   0
                                                                           ---------------   --------------    ----------------


       Net cash provided by financing activities                           $     2,764,149   $      431,000    $        314,150
                                                                           ---------------   --------------    ----------------


Net increase (decrease) in cash and cash equivalents                       $     1,331,541   $      (40,534)   $         17,426

Cash and cash equivalents:
 Beginning of year                                                                  41,750           82,284              64,858
                                                                           ---------------   --------------    ----------------


 End of year                                                               $     1,373,291   $       41,750    $         82,284
                                                                           ===============   ==============    ================












                                                                                2000              1999               1998
                                                                          ----------------   --------------    ----------------

Reconciliation of net loss to net cash used by operating activities:


 Net loss                                                                  $      (993,066)  $     (690,598)   $       (381,991)
                                                                          ----------------   --------------    ----------------

 Adjustments to reconcile net loss to net cash used by operating activities:


    Depreciation                                                           $       140,948   $       80,113    $         45,945
    Amortization                                                                         0            2,869               1,900
    (Gain) loss on sale of assets                                                   18,356             (186)              4,937
    Provision for losses on accounts receivable                                          0                0                 446

    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                   (3,064)            (860)             18,207
       (Increase) decrease in employee receivables                                   2,500           (2,500)              1,500
       Increase in inventory                                                       (84,724)               0                   0
       Increase in other receivables                                                     0                0             (25,854)
       Decrease in certificate of deposit                                                0                0              52,376
       (Increase) decrease in deposits                                              (3,579)           2,875               7,359
       Decrease in prepaid expenses                                                      0           38,982               1,676
       Decrease in deferred contract costs                                               0                0              50,000
       Increase in patents and trademarks                                           (7,472)               0                   0
       Increase (decrease) in accounts payable                                     (91,016)          58,635             (46,129)
       Increase (decrease) in accrued expenses                                    (414,797)         189,608              35,718
       Increase in customer deposits                                               390,992                0                   0
       Increase in deferred gain on sale - leaseback                                     0                0              70,124
                                                                          ----------------   --------------    ----------------

                                                                                         $                $                   $
       Total adjustments                                                           (51,856)         369,536             218,205
                                                                          ----------------   --------------    ----------------


Net cash used by operating activities                                      $    (1,044,922)  $     (321,062)   $       (163,786)


Schedule of non-cash investment and financing activities:


   Issuance of common stock in exchange for debt                           $       952,383   $    1,879,809    $        304,122
                                                                          ================   ==============    ================


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

   Inventory
   ---------

       Inventories consist of finished goods and are stated at the lower of cost (specific identification) or market.

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

       The useful lives of property and equipment for purposes of computing depreciation are as follows:

                Computer equipment                                       5 years
                Furniture and fixtures                                   5 years
                Office equipment                                         5 years
                Software development                                     3 years

   Income taxes
   ------------

       Income taxes are accounted for using the liability method under the provisions of SFAS 109 "Accounting for Income Taxes."

                              PREFERRED VOICE, INC.

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

   Revenue recognition
   -------------------

       The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the year ended March 31, 2000, the majority of the Company's revenue consisted of licensing fees and systems sales. Licensing fees are paid in order to obtain the rights to utilize the Company's software applications in certain geographical areas. Licensing fee income is recognized when the contract is executed. Licensing fee income for the years ended March 31, 2000, 1999 and 1998 was $570,000, $-0- and $-0-, respectively. System sales revenues are recognized when the customer accepts the system, which usually occurs within five days from delivery and installation. System sale income for the years ended March 31, 2000, 1999 and 1998 was $195,496, $-0- and $-0-, respectively.

   Advertising expense
   -------------------

       The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $39,613, $42,269 and $-0- for the years ended March 31, 2000, 1999 and 1998, respectively.

   Loss per share
   --------------

       The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during the year ended March 31, 1998. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

       Loss per share is based on the weighted average number of shares outstanding of 11,283,538, 7,205,065 and 5,219,890 for the years ended March 31, 2000, 1999 and 1998, respectively.

   Amortization
   ------------

       Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $-0-, $2,869 and $1,900 for the years ended March 31, 2000, 1999 and 1998, respectively.

       The cost of trademarks are being amortized on the straight-line method over a period of 15 years.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

   Impairment of long-lived assets and long-lived assets to be disposed of
   -----------------------------------------------------------------------

       The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

   New accounting pronouncements
   -----------------------------

       In June 1998, the Financial Accounting Standard board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows. This statement is effective for fiscal years beginning after June 15, 1999.

Note C - Notes payable:


   Notes payable consist of the following at March 31, 2000 and 1999:

                                                                                          2000             1999
                                                                                       ----------       -----------
Outside interests                                                                      $  50,866        $   50,866
Related parties                                                                                0           690,946
                                                                                       ----------       -----------
                                                                                       $  50,866        $  741,812
                                                                                       ==========       ===========


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note C - Notes payable (continued):

   Note payable to outside interests include:

                                                                                          2000             1999
                                                                                       ----------       ------------

          Note payable,  Brite Voice Systems, Inc., dated January 31, 1997. Note is unsecured and payable in monthly installments of $8,112,  including interest at the rate of prime + 2 (8.5% at March 31, 1999)
          through maturity on January 1, 1998.                                         $  50,866        $   50,866
                                                                                       ==========       ============


The note to Brite Voice Systems, Inc. (Brite) is currently in dispute and effective April 1997, the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for each of the years ended March 31, 2000, 1999 and 1998, respectively.

   Notes payable to related parties include:

                                                                                          2000             1999
                                                                                       ----------       ------------


          Notes payable to Pegasus  Settlement Trust (PST), a stockholder of the
          Company.  The  beneficiary  and a trustee of PST are  officers  of the
          Company.  The notes were  unsecured and bore interest at rates ranging from 9% to 10% and  prime  rate  (8.5% at  March  31,  1999)  with the principal  and accrued  interest  payable at maturity on various dates through  December  31,  1998.  The notes were  converted  into 787,928
          shares of common stock on April 6, 1999.                                     $        0       $  590,946

          Notes payable to a stockholder of the Company. The notes are unsecured and bear interest at 10% per annum with the principal and interest due
          on various maturity dates through October 16, 1999.                                   0          100,000
                                                                                       -----------      ------------

         Total related party notes payable                                             $        0       $  690,946

         Less current portion                                                                   0          100,000
                                                                                       -----------      -------------
         Long-term portion                                                             $        0       $  590,946
                                                                                       ===========      =============
    The PST notes payable that were  converted  into common stock  subsequent to
March  31,  1999,  have  been   classified  as  long-term   liabilities  in  the
accompanying 1999 balance sheet.

   Interest expense charged to operations related to the related party notes payable was $8,485, $64,199 and $86,172 for the years ended March 31, 2000, 1999 and 1998, respectively.




                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note D - Long-term debt:

 Long-term debt consisted of the following at March 31, 2000 and 1999:

                                                                                          2000             1999
                                                                                       ----------       ------------

          Notes payable dated various dates from May 20, 1996 through  September
          9, 1996 secured by common stock with  principal  and accrued  interest due at maturity on various  dates through  September 9, 1998.  216,250 warrants  to  purchase  shares  of  common  stock at $3.00  per  share expiring on various dates through September 9, 1998 were issued to the note holders.  These notes were  converted  into  1,602,712  shares of
          common stock on various dates through March 31, 2000.                        $  20,000        $   60,000

          Notes payable to Bisbro Investments Co., Ltd. The notes were unsecured and bore interest at 10% per annum with the principal and interest due on various  maturity dates through  January 5, 2000.  These notes were convertible  into shares of common stock at a conversion price of $.50 per share. The  notes were converted  into 120,000  shares  of  common
          stock on June 18, 1999.                                                              0            60,000

          Notes payable to Universal  Asset Fund,  Ltd. The notes were unsecured and bore interest at 10% per annum with the principal and interest due on various  maturity dates through November 25, 1999. These notes were convertible  into shares of common stock at a conversion price of $.50 per share. The notes were converted into 80,000 shares of common stock
          on June 18, 1999.                                                                    0            40,000

          Notes payable to Capital  Growth Fund,  Ltd. The notes were  unsecured and bore interest at 10% per annum with the principal and interest due on various  maturity dates through  August 14, 1999.  These notes were convertible  into shares of common stock at a conversion price of $.50 per share. The  notes were converted  into 186,000  shares  of  common
          stock on June 18, 1999.                                                              0            93,000

          Note payable to  Equity Communication. This  note is  unsecured,  non-
          non-interest bearing, and due upon demand.                                      10,000            10,000

          Note  payable  to an  individual.  This  note was  unsecured  and bore interest at 12%  per annum with  the  principal and  interest  due  on
          March 30, 2000.                                                                      0            43,000
                                                                                       ----------       -------------

         Total related party notes payable                                             $  30,000        $  306,000

         Less current portion                                                             30,000            53,000
                                                                                       ----------       -------------

         Long-term portion                                                             $       0        $  253,000
                                                                                       ==========       =============


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note D - Long-term debt (continued):

   Current maturities of long-term debt obligations that were converted into common stock subsequent to March 31, 1999, have been classified as long-term liabilities in the accompanying 1999 balance sheet.

   Interest expense charged to operations related to the long-term debt was $20,072, $112,553 and $92,625 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

   During the year ended March 31, 2000, $590,947 of notes payable with various interest rates were converted into 787,928 shares of common stock, $193,000 of 10% convertible debentures were converted into 386,000 shares of common stock, $125,000 of 12% convertible debentures were converted into 226,381 shares of common stock and $30,000 of 7% convertible debentures were converted into 47,254 shares of common stock.

Note E - Common stock:

   Stock purchase warrants
   -----------------------

       At March 31, 2000, the Company had outstanding warrants to purchase 2,303,203 shares of the Company's common stock at prices which ranged from $0.50 per share to $4.00 per share. The warrants are exercisable at any time and expire on dates ranging from June 12, 2000 to December 1, 2004. At March 31, 2000, 2,303,203 shares of common stock were reserved for that purpose.

   Common stock reserved
   ---------------------

       At March 31, 2000, shares of common stock were reserved for the following purposes:

Exercise of stock warrants                                        2,303,203
Exercise and future grants of stock
   options and stock appreciation rights                            421,750
                                                              -------------

                                                                  2,724,953
                                                              =============

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

   The provision for income taxes consists of:

                                                      2000              1999             1998
                                                 --------------    ---------------   -------------

Current income taxes                             $            0    $             0   $           0

Change in deferred income taxes due
   to temporary differences                                   0                  0               0
                                                 --------------    ---------------   -------------

                                                 $            0    $             0   $           0
                                                 ==============    ===============   =============

   Deferred tax (liabilities) assets consist of the following:

                                                   2000              1999
                                              --------------    ---------------


Accumulated depreciation                      $     (38,000)    $      (30,000)
                                              --------------    ---------------


Gross deferred tax liabilities                $     (38,000)    $      (30,000)
                                              --------------    ---------------


Accounts receivable                           $            0    $             0
Accrued liabilities                                    4,000              2,000
Start-up expenditures                                  2,000              7,000
Net operating loss carryforward                    2,324,000          2,010,000
                                              --------------    ---------------


Gross deferred tax assets                     $    2,330,000    $     2,019,000
Valuation allowance                               (2,292,000)        (1,989,000)
                                              --------------    ---------------
                                              $       38,000    $        30,000

Net deferred tax assets                       $            0    $             0
The increases in the deferred tax valuation
   allowance are as follows:                  $      303,000    $       235,000
                                              ==============    ===============

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note F - Income taxes (continued):

   The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

   The  Company  has  available  at  March  31,  2000,  a  net  operating   loss
carryforward of approximately $6,835,000 which can be used to offset future taxable income through the year 2020.

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

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2000, options to purchase 406,500 shares at exercise prices of $0.20 to $1.50 per share were outstanding. No stock appreciation rights had been granted at March 31, 2000.

Note H - Stock options:

   The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option- Pricing Model. The following weighted-average assumptions were used in the pricing model:


                                      2000                   1999                  1998
                                -----------------    --------------------    -----------------
Expected dividend yield               0.00%                 0.00%                  0.00%

Risk-free interest rate           6.31% - 6.35%         5.06% - 5.09%          5.62% - 5.65%

Expected life                   2.5 years to 3.5       2.5 years to 3.5      1.5 years to 2.5
                                      years                 years                  years

Expected volatility                   177%                   189%                  207%


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note H - Stock options (continued):

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

                                                      2000              1999              1998
                                                 --------------    ---------------   --------------
Net loss:

  As reported                                    $    (993,066)    $     (690,598)   $    (381,991)

  Proforma                                       $  (1,111,018)    $     (841,514)   $    (424,637)

Loss per common share:

  As reported                                    $      (0.09)     $       (0.10)    $      (0.07)


   Proforma                                      $      (0.10)     $       (0.12)    $      (0.08)


   Following is a summary of the stock award and incentive plan during the years ended March 31, 2000, 1999 and 1998:


                                              2000                          1999                            1998
                                                     Weighted                       Weighted                      Weighted
                                       Number         Average       Number          Average         Number         Average
                                         Of          Exercise         Of            Exercise          Of          Exercise
                                       Shares          Price        shares           Price          shares          Price
                                      -------        --------     --------          --------       -------        ---------

Outstanding at beginning of year      382,750       $    0.92      297,000         $    1.00             0       $     0.00

Granted                                30,000            1.50      245,750              0.86       297,000             1.00
Exercised                              (1,250)           0.53            0              0.00             0             0.00
Forfeited                              (5,000)           1.03     (160,000)             1.00             0             0.00
                                      -------        --------     --------          --------       -------        ---------

Outstanding at end of year            406,500       $    0.96      382,750         $    0.96       297,000       $     1.00
                                      =======        ========     ========          ========       =======        =========

Options exercisable at end of year    304,583       $    0.94      173,250         $    0.93       304,583       $     1.00

Weighted average fair value of
  options granted at end of year       30,000       $    1.28      245,750         $    0.75       297,000       $     0.93


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note I - Commitments:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2003. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2000:

  Year ending

   March 31,                                         Amount
---------------                                   ------------


     2001                                         $    112,919
     2002                                              116,067
     2003                                              114,377
     2004                                               81,033
                                                  ------------
                                                  $    424,396

       Total rent expense charged to operations was $76,317, $27,416 and $64,463 for the years ended March 31, 2000, 1999 and 1998, respectively.

Note J - Barter transaction:

   On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 is included in other assets in the accompanying balance sheets. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expire June 3, 2001.

Note K - Sale - leaseback transactions:

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

Note L - Extinguishment of debt:

   During the years ended March 31, 2000, 1999 and 1998, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company's accounts payable and accrued operating expenses in the amount of $59,976, $88,828 and $217,442, respectively, which has been reported as an extraordinary item in the accompanying statements of operations.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note M -  Going concern:

   The Company has incurred substantial operating losses to date. The Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock in over-the-counter securities markets.

   On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. The Company anticipates having the initial 39 installations completed by December 2000 which would obligate KMC to pay the Company monthly license fees of $131,500, subject to certain adjustments, beginning January 2003 and continuing through January 2010.

   As of May 5, 2000, the Company has entered into fifteen revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company anticipates to begin receiving revenue from the agreements in September 2000.

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

Note N - Concentrations:

   Concentrations of credit risk
   -----------------------------

       At March 31, 2000, the Company had cash balances of $1,536,804 with one banking institution, which is in excess of the federally insured amount of $100,000 per institution. These balances are before considering outstanding items.

   Concentrations of business - major customers
   --------------------------------------------

       During the years ended March 31, 2000 and 1999, a substantial portion of its revenue was derived from one and six customers, respectively. Revenue from these customers was approximately $852,921 and $170,000, respectively.

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

         The Board of Directors currently consists of three (3) people. The following table sets forth information about all Directors and executive officers of the Company and all persons nominated or chosen to become such:


                                                                                                          YEAR FIRST ELECTED
NAME AND BUSINESS ADDRESS                              AGE                      OFFICE                          DIRECTOR
-------------------------                              ---                      ------                    ------------------
G. Ray Miller                                          60              Director, Chief Executive                 1994
                                                                         Officer and President

Mary G. Merritt                                        43              Director, Vice President-                 1994
                                                                              Finance and
                                                                          Secretary/Treasurer

Scott V. Ogilvie                                       46                      Director                          2000

Richard K. Stone                                       39              Vice President-Sales and                  N/A
                                                                               Marketing

Robert R. Williams                                     50               Vice President-Software                  N/A
                                                                              Development

William D. Sprague                                     51              Vice President-Corporate                  N/A
                                                                              Operations


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

     Mr. Ogilvie was elected as a director of the Company on February 20, 2000. Mr. Ogilvie has been employed by Classic Residence by Hyatt as Managing Director of Development-Western Division since January of 1998. From the middle of 1993 to December of 1998, Mr. Ogilvie was a partner in the John Buck Company, a full service real estate brokerage, development and property management company.

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

         Mr. Sprague joined the Company in July 1999 as Vice President of Corporate Operations responsible for product development, production, deployment, technical support, customer service and day-to-day operations of the company. Mr. Sprague brings to Preferred Voice over 29 years of experience in operations in the telecommunications industry. From 1990 until joining the Company, he held executive positions in network engineering, planning and technical operations, both in the field and headquarters, with GTE. He also, at one time, held the position of Chief Engineer at Citizens Utilities Company of California. He has spoken at industry forums regarding telephony access technologies and issues.

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

                         Item 10. Executive Compensation

         The following tables set forth the compensation paid by the Company to certain executive officers during the fiscal year ended March 31, 2000, 1999 and 1998.


                               Annual Compensation
                                                                                          Securities Underlying
Name/Principal                   Year Ending                                                 Options/Warrants
Position                           March 31               Salary              Bonus              Granted
--------------                   -----------             --------            -------      ---------------------
G. Ray Miller-Chief                  2000                $ 70,083            $10,000                   ---
Executive Officer                    1999                $ 47,333                ---               250,000
                                     1998                $  6,000                ---               200,000

Richard K. Stone                     2000                $ 92,769            $10,500                   ---
Vice President-Sales                 1999                  11,538                ---               120,000
  and Marketing                      1998                     ---                ---                   ---


No  other  stock  options  or  convertible   securities   were  granted  to  the
aforementioned executive officers.

     Item 11. Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth, as of the close of business on June 30, 2000, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 30, 2000.


                          Beneficial Ownership (1), (2)

                                                                   Number of
Name of Beneficial Owner                                             Shares            Percentage
------------------------                                           ----------          ----------
Pegasus Settlement Trust (3)                                        2,715,667              19.93%

G. Ray Miller (4)                                                     550,250               3.91%

Mary G. Merritt(5)                                                  3,517,542              25.17%

Scott V. Ogilvie(6)                                                    40,000                  *

Lawrence E. Steinberg(7)                                            1,407,584              10.25%

Richard K. Stone(8)                                                   120,000                  *

All Directors, and executive officers as a group (five              4,393,792              29.85%
persons)(9)


* Less than one percent (1%).

1) The rules of the SEC provide that, for purposes hereof, person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

2) Based on 13,626,492 shares of common stock outstanding o June 30, 2000. Shares of common stock subject to options that are exercisable within 60 days of June 30, 2000, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

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

4) Includes 450,000 shares issuable upon exercise of warrants. Mr. Miller is the sole beneficiary of the Pegasus Settlement Trust but is not the beneficial owner of the common stock owned by the Trust because Mr. Miller does not exercise voting or investment power over such shares. Mr. Miller's address is 6500 Greenville Avenue, Suite 570, Dallas, Texas 75206.

5) Includes 350,000 shares issuable upon exercise of warrants, 36,000 shares held by her minor children, and 2,715,667 shares held by Pegasus Settlement Trust. Ms. Merritt's address is 6500 Greenville Avenue, Suite 570, Dallas, Texas 75206.








6) Consists of 40,000 shares issuable upon exercise of a warrant. Mr. Ogilvie's address is 6500 Greenville Avenue, Suite 570, Dallas, Texas 75206.

7) Includes 100,000 shares issuable upon exercise of warrants held by Mr. Steinberg and 216,448 shares in trusts of which he is the Trustee, two of which his children are beneficiaries. Mr. Steinberg's address is 5420 LBJ Freeway, Suite 1280, Dallas, Texas 75240.

8) Consists of 120,000 shares issuable upon exercise of options. Mr. Stone's address is 6500 Greenville Avenue, Suite 570, Dallas, Texas 75206.

9)   Includes the shares described in footnotes 4, 5, 6 and 8.


             Item 12. Certain Relationships and Related Transactions

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

On September 3, 1998, Lawrence E. Steinberg agreed to loan $100,000 to the Company. In return, the Company issued Mr. Steinberg its promissory note in the amount of $50,000 bearing interest at a rate of 10% per annum due on September 3, 1999, and its promissory note in the amount of $50,000 bearing interest at a rate of 10% per annum due on October 16, 1999 and a warrant to purchase 100,000 shares of common stock at a price of $1.00 per share on or before October 16, 2001. The notes due on September 3, 1999 and October 16, 1999 have been paid.

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

Item 13. Exhibits, List and Reports on Form 8-K


(a) Exhibits

Exhibit
Number               Description of Exhibit
-------              ----------------------
3.1                  Certificate of Incorporation of Preferred/telecom, Inc. filed on August 3, 1992 with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.1 to the Company's Registration
                     Statement on Form S-1, registration no. 33-92894)
3.2                  Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware
                     (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1,
                     registration no. 33-92894)
3.3                  Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware
                     (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1,
                     registration no. 33-92894)
3.4                  Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware
                     (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Company's Registration
                     Statement on Form S-1, registration no. 33-92894)
3.5                  Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware
3.6                  Bylaws of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 3.4 to the Company's
                     Registration   Statement  on  Form  S-1,  registration  no. 33-92894)
4.1                  Specimen Certificate evidencing Common Stock of Preferred/telecom, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, registration no.
                     33-92894)
10.1*                Form of Warrant Certificate and Schedule of Warrant Certificates
10.2**               Office Building Lease between Greenville Avenue Properties, Ltd. and Preferred Voice, Inc.
10.3**               Collocation License Agreement between NEXTLINK Texas, Inc. and Preferred Voice, Inc.
10.4**               Promissory Note to Capital Growth Fund Ltd., in original principal amount of $83,000.00, dated as of August 3, 1998
10.5**               Promissory Note to Capital Growth Fund Ltd., in original principal amount of $10,000.00, dated as of August 14, 1998
10.6**               Promissory Note to Lawrence E. Steinberg, in original principal amount of $50,000.00, dated as of September 3, 1998
10.7**               Promissory Note to  Bisbro Investments Co., Ltd., in original principal amount of $20,000.00, dated as of October 1, 1998
10.8**               Promissory Note to Universal Asset Fund Ltd., in original principal amount of $20,000.00, dated as of October 1, 1998
10.9**               Promissory Note to Lawrence E. Steinberg, in original principal amount of $50,000.00 dated as of October 16, 1998
10.10**              Promissory Note to Bisbro Investments Co., Ltd., in original principal amount of $30,000.00, dated as of November 10, 1998
10.11**              Promissory Note to Universal Asset Fund Ltd., in original principal amount of $20,000.00, dated as of November 25, 1998
10.12**              Promissory Note to Bisbro Investments Co. Ltd., in original principal amount of $10,000.00, dated as of January 5, 1999
10.13**              Software License Agreement between KMC Telecom Holdings, Inc. and Preferred Voice, Inc.
10.14**              Promissory Note to G. Tyler Runnels, in original principal amount of $43,000.00, dated as of
                     March 30, 1999
10.15**              Equipment Lease between Capital Growth Fund, Ltd. and Preferred Voice, Inc.
10.16**              Equipment Lease between Capital Growth Fund, Ltd. and Preferred Voice, Inc.
10.17**              First Amendment to Lease between Dallas Office Portfolio, L.P. as successor in interest to
                     Greenville Avenue Properties, Ltd. and Preferred Voice, Inc.
10.18**              Master Distributor Agreement between In Touch Solutions, L.L.C. and Preferred Voice, Inc.











10.19**              Master Distributor Agreement between Answering Service, Inc. and Preferred Voice, Inc.
10.20**              Master Distributor Agreement between Amerivoice Telecommunications, Inc. and Preferred Voice,
                     Inc.
10.21**              Master Distributor Agreement between Voicenet New Media, Inc. and Preferred Voice, Inc.
10.22**              Master Distributor Agreement between Best Voice, Inc. and Preferred Voice, Inc.
10.23**              Master Distributor Agreement between Nomis Communications, Inc. and Preferred Voice, Inc.
10.24**              Master Distributor Agreement between  Florida Wireless and Preferred Voice, Inc.
10.25**              Master Distributor Agreement between Voice Retrieval, Inc. and Preferred Voice, Inc.
10.26***             Form of Promissory Note and Schedule (10.7)
10.27****            Subscription Agreement and Letter of Investment Intent of Trition Capital Investments, Ltd., dated
                     July 1, 1999 (10.1)
10.28****            Subscription Agreement and Letter of Investment Intent of JMG Capital Partners, L.P., dated July
                     1, 1999 (10.2)
10.29****            Second Amendment to Lease between Dallas Office Portfolio, L.P. as successor in interest to
                     Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (10.3)
10.30*****           Form of Subscription Agreement and Schedule (4.8)
10.31*               Volume License Agreement between Philips Speech Processing North America, a division of
                     Philips Electronics North America Corporation, and Preferred Voice, Inc.+
27*                  Financial Data Schedule


*Filed herewith

** Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999 (File no. 33-92894) and incorporated herein by reference.

*** Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1999 (File no. 33-92894) and incorporated herein by reference.

**** Filed as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1999 (File no. 33-92894) and incorporated herein by reference.

***** Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999 (File no. 33- 92894) and incorporated by reference.

+ Confidential materials deleted and filed separately with the Securities and Exchange Commission.


(b)      Reports on Form 8-K

         None

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                                   Preferred Voice, Inc.
                                                   (Registrant)



Date: July 14, 2000                                By:  /s/ G. Ray Miller
                                                        ------------------------
                                                        G. Ray Miller, President


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


                  SIGNATURE                                       OFFICE                                 DATE
                  ---------                                       ------                                 ----

/s/ G. Ray Miller                              President, Chief Executive Officer and               July 14, 2000
----------------------------                   Chairman of the Board of Directors
G. Ray Miller                                  (Principal Executive Officer)

/s/ Mary G. Merritt                            Secretary, Treasurer and Vice President              July 14, 2000
----------------------------                   of Finance
Mary G. Merritt



                                INDEX TO EXHIBITS

      Exhibit
      Numbers        Description of Exhibit
      -------        ----------------------

      10.1           Form  of  Warrant  Certificate   and  Schedule  of  Warrant
                     Certificates
      10.31          Volume License Agreement between  Philips Speech Processing
                     North  merica, a  division  of  Philips  Electronics  North
                     America Corporation, and Preferred Voice, Inc.
      27             Financial Data Schedule

+ Confidential materials deleted and filed separately with the Securities and Exchange Commission.