Form 10KSB/A
period 2000-03-31
PREFERRED VOICE INC
filed 2000-07-21
CIK 946822

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

As of June 30, 2000, there were 13,626,492 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes          No      X
                                                  --------       -------


                              Preferred Voice, Inc.

                                                                                                                 Page

PART I
     Item 1.   Description of Business.......................................................................      1
     Item 2.   Description of Properties.....................................................................      8
     Item 3.   Legal Proceedings.............................................................................      8
     Item 4.   Submission of Matters to a Vote of Security Holders...........................................      8


PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters......................................      8
     Item 6.   Management's Discussion and Analysis or Plan of Operations....................................      9
     Item 7.   Financial Statements..........................................................................      14



PART III
     Item 9.   Directors, Executive Officers, Promoters and Control Persons:  Compliance with Section 16(a)
     of the Exchange Act.....................................................................................      15
     Item 10.  Executive Compensation........................................................................      16
     Item 11.  Security Ownership of Certain Beneficial Owerns and Managements...............................      17
     Item 12.  Certain Relationships and Related Transactions................................................      19
     Item 13.  Exhibits, List and Reports on Form 8-K........................................................      20


SIGNATURES...................................................................................................      22

INDEX TO EXHIBITS............................................................................................      23

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


                  As of December, 1998 there were approximately 212 facility based CLECs nationwide. The general focus of the CLECs has been to raise capital and build networks with the acquisition of customer bases lagging behind. The Strategis Group, a telecommunications research group, in June of 1998 predicted that CLECs will secure more than 17 percent of the local exchange market by 2004. The Company therefore believes that the CLEC market will provide a tremendous marketing opportunity over the next two years.

                  Government regulation requires telecommunications providers to look for new solutions to provide disabled persons equal access to their systems. The Company's System may be able to provide a solution for telecommunication providers' obligations to the disabled. Section 255 of the Telecommunications Act of 1996 requires a provider of telecommunications service to ensure that its service is accessible to and usable by individuals with disabilities, if readily achievable. The Company's VIP System with its voice activated services would allow people with limited manual dexterity, limited reach or strength, limited or no vision, or other disabilities to access the national telecommunication network. The Texas legislature also passed an act "relating to expanding the specialized telecommunications devices assistance program and contracts for special features of the telecommunications relay access service." The act took effect on September 1, 1999 and expanded an existing voucher program, allowing the Public Utilities Commission and the Texas Commission for the Deaf and Hard of Hearing to issue vouchers and provide other financial assistance to individuals with disabilities that impair the individuals' ability to effectively access the telephone network. The act allows the vouchers to be used to purchase certain specialized services. Originally, this law applied only to the hearing disabled, but the legislature amended the original act so that people with other disabilities, without the use of their hands or vision for example, could also receive vouchers for qualifying services. The Company provided the Texas Commission for the Deaf and Hard of Hearing with a Request for Information ("R.F.I.") proposal detailing the VIP System and the voice dialing services that may be provided through the System and it is currently awaiting approval. The Company believes that its System is the only economically feasible voice dialing and activated service that many telecommunications providers can make available to people with a disability.


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

     Secure Card. The Secure Card is a speech recognition voice activated long distance calling card. A Secure Card subscriber will be able to dial an 800 access number and speak a security code, and the System will place a call from their personal voice directory. This card adds a low-cost long- distance service to the list of options provided to subscribers.

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

4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to adequately protect the Company's intellectual property; 10) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, including adequate numbers of technical support staff; and 11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.


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


         The Company is still at an early stage of implementing its business plan. It is subject to risks inherent in the establishment and deployment of technology with which the consumer has very little experience. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, the public will be more apt to accept and utilize its many features. In order for the Company to succeed, it must secure adequate financial and human resources to meet its requirements, including adequate numbers of technical support staff to provide service for its customers; establish and maintain relationships with telecommunications providers; facilitate integration with various switch environments; establish a lead time for delivery of hardware; achieve user acceptance for its services; generate reasonable margins on its services; deploy and install VIP Systems on a timely and acceptable schedule; respond to competitive developments; mitigate risk associated with obtaining patents and copyrights and other protections of intellectual property; and continually update its software to meet the needs of end users. Failure to achieve these objectives could adversely effect the Company's business, operating results and financial condition.

Results of Operations

         The Company recorded a net loss of $993,066, or $0.09 per share, for the fiscal year ended March 31, 2000, compared to a net loss of $690,598 or $0.10 per share, for the fiscal year ended March 31, 1999, and a net loss of $381,991 or $0.07 per share, for the fiscal year ended March 31, 1998.


         Total Sales

         Total revenue for the fiscal year ended March 31, 2000, was $885,134 compared to $180,383 and $6,874 for the fiscal years ended March 31, 1999 and 1998 respectively. Of the revenue booked in the fiscal year ended March 31, 2000, 65% was generated from one-time licensing fees to KMC Telecom Holdings, 22% was from sales of its VIP systems, 9.9% from customer tests, 2.4% from master distributor fees for specific marketing rights, and the remaining .7% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". For the fiscal period ended March 31, 1999, revenues of $180,383 were generated, 94% from master distributor fees and the remaining 6% from service fees for the Company's end user customers. For the fiscal period ended March 31, 1998, revenues of $6,874 were generated 100% from service fees for the Company's end user customers.


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

         Cost of Sales

         Cost of sales for the year ended March 31, was $215,293 compared to $15,033 and $2,206 for the years ended March 31, 1999 and 1998, respectively. In fiscal year 2000, 54% of costs were for VIP system hardware purchased by KMC, 13% direct costs associated with the closing of the KMC licensing agreement, and 33% for network infrastructure such as collocations, connectivity, system access and long distance. For the fiscal years 1999 and 1998 cost of sales was 100% for network infrastructure such as collocations, connectivity, system access and long distance.


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

         Research and Development

         The Company has not expensed any research and development costs for the years stated on its financial statements, but has capitalized costs of $705,934 for development of its software and hardware for the fiscal year ended March 31, 1999, in comparison to $413,109 and $233,093 for the fiscal years ended March 31, 1999 and 1998 respectively.


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
                                                                                          ==============     ===============


                              PREFERRED VOICE, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                            2000               1999                 1998
                                                                       --------------     --------------       ---------------

Sales                                                                  $      885,134     $      180,383       $         6,874

Cost of sales                                                                 215,293             15,033                 2,206
                                                                       --------------     --------------       ---------------


       Gross profit                                                    $      669,841     $      165,350       $         4,668
                                                                       --------------     --------------       ---------------

Costs and expenses:

 Selling, general and administrative expenses                          $    1,675,971     $      768,024       $       425,304
 Interest expense                                                              28,556            176,752               178,797
                                                                       --------------     --------------       ---------------


       Total costs and expenses                                        $    1,704,527     $      944,776       $       604,101
                                                                       --------------     --------------       ---------------


Loss from operations                                                   $   (1,034,686)    $     (779,426)      $      (599,433)

Other income (expense):
 Loss from sale of assets                                                     (18,356)                 0                     0
                                                                       --------------     --------------       ---------------

Loss from operations before income taxes

 and extraordinary item                                                $   (1,053,042)    $     (779,426)      $      (599,433)
Provision for income taxes                                                          0                  0                     0
                                                                       --------------     --------------       ---------------


Loss from operations before extraordinary item                         $   (1,053,042)    $     (779,426)      $      (599,433)

Extraordinary item:
 Gain from extinguishment of debt (less applicable
    income taxes of $-0-)(Note L)                                              59,976             88,828               217,442
                                                                       --------------     --------------       ---------------


Net loss                                                               $     (993,066)    $     (690,598)      $      (381,991)
                                                                       ==============     ==============       ===============


Per share amounts:

 Loss from continuing operations                                               $(0.10)            $(0.11)               $(0.11)
                                                                       ==============     ==============       ===============

 Gain from extinguishment of debt                                               $0.01              $0.01                 $0.04
                                                                       ==============     ==============       ===============

 Net loss                                                                      $(0.09)            $(0.10)               $(0.07)
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
==============   =============    =============    ==============      ================

                                       F-6



                              PREFERRED VOICE, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                                2000              1999               1998
                                                                           ---------------   --------------    ----------------
Cash flows from operating activities:


 Cash received from customers                                              $     1,273,062   $      179,510    $         23,576
 Cash paid to suppliers and employees                                           (2,093,749)        (500,572)           (189,734)
 Interest received                                                                       0                0               2,376
 Interest paid                                                                    (224,235)               0                  (4)
                                                                           ---------------   --------------    ----------------


       Net cash used by operating activities                               $    (1,044,922)  $     (321,062)   $       (163,786)
                                                                           ---------------   --------------    ----------------


Cash flows from investing activities:


 Capital expenditures                                                      $      (389,436)  $     (151,772)   $       (138,621)
 Proceeds from sale of assets                                                        1,750            1,300               5,683
                                                                           ---------------   --------------    ----------------


       Net cash used by investing activities                               $      (387,686)  $     (150,472)   $       (132,938)
                                                                           ---------------   --------------    ----------------


Cash flows from financing activities:


 Proceeds from issuance of stock                                           $     2,811,952   $            0    $              0
 Proceeds from notes payable                                                       200,000          351,000             314,850
 Note principal payments                                                          (228,000)         (20,000)               (700)
 Proceeds from sale - leaseback transaction                                              0          100,000                   0
 Deferred stock issuance costs                                                     (19,803)               0                   0
                                                                           ---------------   --------------    ----------------


       Net cash provided by financing activities                           $     2,764,149   $      431,000    $        314,150
                                                                           ---------------   --------------    ----------------


Net increase (decrease) in cash and cash equivalents                       $     1,331,541   $      (40,534)   $         17,426

Cash and cash equivalents:
 Beginning of year                                                                  41,750           82,284              64,858
                                                                           ---------------   --------------    ----------------


 End of year                                                               $     1,373,291   $       41,750    $         82,284
                                                                           ===============   ==============    ================












                                                                                2000              1999               1998
                                                                          ----------------   --------------    ----------------

Reconciliation of net loss to net cash used by operating activities:


 Net loss                                                                  $      (993,066)  $     (690,598)   $       (381,991)
                                                                          ----------------   --------------    ----------------

 Adjustments to reconcile net loss to net cash used by operating activities:


    Depreciation                                                           $       140,948   $       80,113    $         45,945
    Amortization                                                                         0            2,869               1,900
    (Gain) loss on sale of assets                                                   18,356             (186)              4,937
    Provision for losses on accounts receivable                                          0                0                 446

    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                   (3,064)            (860)             18,207
       (Increase) decrease in employee receivables                                   2,500           (2,500)              1,500
       Increase in inventory                                                       (84,724)               0                   0
       Increase in other receivables                                                     0                0             (25,854)
       Decrease in certificate of deposit                                                0                0              52,376
       (Increase) decrease in deposits                                              (3,579)           2,875               7,359
       Decrease in prepaid expenses                                                      0           38,982               1,676
       Decrease in deferred contract costs                                               0                0              50,000
       Increase in patents and trademarks                                           (7,472)               0                   0
       Increase (decrease) in accounts payable                                     (91,016)          58,635             (46,129)
       Increase (decrease) in accrued expenses                                    (414,797)         189,608              35,718
       Increase in customer deposits                                               390,992                0                   0
       Increase in deferred gain on sale - leaseback                                     0                0              70,124
                                                                          ----------------   --------------    ----------------

       Total adjustments                                                   $       (51,856)  $      369,536    $        218,205
                                                                          ----------------   --------------    ----------------


Net cash used by operating activities                                      $    (1,044,922)  $     (321,062)   $       (163,786)


Schedule of non-cash investment and financing activities:


   Issuance of common stock in exchange for debt                           $       952,383   $    1,879,809    $        304,122
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


                               Annual Compensation                                                                  Long Term
                                                                                                                   Compensation

                                                                                                              Securities Underlying
Name/Principal                   Year Ending                                                Other Annual         Options/Warrants
Position                           March 31               Salary            Bonus           Compensation             Granted
--------------                   -----------             --------          -------         --------------     ---------------------
G. Ray Miller-Chief                  2000                $ 70,083          $10,000                   ---                        ---
Executive Officer                    1999                $ 47,333              ---                   ---                    250,000
                                     1998                $  6,000              ---                   ---                    200,000



Richard K. Stone                     2000                $ 92,769          $10,500                   ---                        ---
Vice President-Sales                 1999                $ 11,538              ---                   ---                    120,000
  and Marketing                      1998                     ---              ---                   ---                        ---

Robert R. Williams                   2000                $ 46,000              ---             $ 78,000*                        ---
Vice President-                      1999                $ 38,500              ---               78,000*                        ---
Software                             1998                $ 10,500              ---               19,500*                     80,000
Development


*Consists of $6,500 per month paid to a business wholly owned by Mr. williams, as set forth in Item 12.



No  other  stock  options  or  convertible   securities   were  granted  to  the
aforementioned executive officers during the fiscal year ended March 31, 2000.

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



                          Beneficial Ownership (1), (2)

                                                                   Number of
Name of Beneficial Owner                                             Shares            Percentage
------------------------                                           ----------          ----------

Pegasus Settlement Trust (3)                                        2,715,667              19.93%

G. Ray Miller (4)                                                     550,250               3.91%

Mary G. Merritt(5)                                                  3,517,542              25.17%

Scott V. Ogilvie(6)                                                    40,000                  *

Lawrence E. Steinberg(7)                                            1,407,584              10.25%

Richard K. Stone(8)                                                   120,000                  *

Robert R. Williams(9)                                                 106,000                  *

All Directors, and executive officers as a group (six               4,393,792              29.85%
persons)(10)


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

8) Consists of 120,000 shares issuable upon exercise of options. Mr. Stone's address is 6500 Greenville Avenue, Suite 570, Dallas, Texas 75206.

9) Includes 80,000 shares issuable upon exercise of an incentive stock option held by Mr. Williams and 25,000 shares issuable upon exercise of warrants held by Mr. Williams. Mr. Williams' address is 6500 Greenville Avenue, Suite 570, Dallas, Texas 75206.

10)  Includes the shares described in footnotes 4, 5, 6, 8 and 9.

                                      17


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


The Company currently has an oral agreement with Business Hotlines Technical Service ("Hotlines"), a wholly owned business of Robert Williams, the Vice President of Software Development, to develop application software for the Company. The Company has orally agreed to pay Hotlines $6,500 per month for its consulting services.

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











10.19**              Master Distributor Agreement between Answering Service, Inc. and Preferred Voice, Inc.
10.20**              Master Distributor Agreement between Amerivoice Telecommunications, Inc. and Preferred Voice,
                     Inc.
10.21**              Master Distributor Agreement between Voicenet New Media, Inc. and Preferred Voice, Inc.
10.22**              Master Distributor Agreement between Best Voice, Inc. and Preferred Voice, Inc.
10.23**              Master Distributor Agreement between Nomis Communications, Inc. and Preferred Voice, Inc.
10.24**              Master Distributor Agreement between  Florida Wireless and Preferred Voice, Inc.
10.25**              Master Distributor Agreement between Voice Retrieval, Inc. and Preferred Voice, Inc.
10.26***             Form of Promissory Note and Schedule (10.7)
10.27****            Subscription Agreement and Letter of Investment Intent of Trition Capital Investments, Ltd., dated
                     July 1, 1999 (10.1)
10.28****            Subscription Agreement and Letter of Investment Intent of JMG Capital Partners, L.P., dated July
                     1, 1999 (10.2)
10.29****            Second Amendment to Lease between Dallas Office Portfolio, L.P. as successor in interest to
                     Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (10.3)
10.30*****           Form of Subscription Agreement and Schedule (4.8)
10.31*               Volume License Agreement between Philips Speech Processing North America, a division of
                     Philips Electronics North America Corporation, and Preferred Voice, Inc.
27*                  Financial Data Schedule


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

                                                   Preferred Voice, Inc.
                                                   (Registrant)



Date: July 21, 2000                                By:  /s/ G. Ray Miller
                                                        ------------------------
                                                        G. Ray Miller, President


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


                  SIGNATURE                                       OFFICE                                 DATE
                  ---------                                       ------                                 ----

/s/ G. Ray Miller                              President, Chief Executive Officer and               July 21, 2000
----------------------------                   Chairman of the Board of Directors
G. Ray Miller                                  (Principal Executive Officer)



/s/ Mary G. Merritt                            Secretary, Treasurer, Vice President                 July 21, 2000
----------------------------                   of Finance and Director
Mary G. Merritt




                                INDEX TO EXHIBITS

      Exhibit
      Numbers        Description of Exhibit
      -------        ----------------------

      10.1           Form  of  Warrant  Certificate   and  Schedule  of  Warrant
                     Certificates
      10.31          Volume License Agreement between  Philips Speech Processing
                     North America, a  division  of  Philips  Electronics  North
                     America Corporation, and Preferred Voice, Inc.
      27             Financial Data Schedule