Form 10QSB
period 2000-06-30
PREFERRED VOICE INC
filed 2000-08-15
CIK 946822

United States
                       Securities and Exchange Commission

                             Washington, D. C. 20549

                                   Form 10-QSB

         ( X } Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                       for the Period Ended June 30, 2000.

                                       or

          { } Transition Report Pursuant to Section 13 or 15 (d) of the
            Securities Exchange Act of 1934 for the Transition Period
                       From _____________to _____________

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

           Delaware                                75-2440201
----------------------------------       ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                          75206
----------------------------------       ------------------------------------
(Address of Principal Executive                   (Zip Code)
              Offices)

                                 (214) 265-9580
                         ------------------------------
              (Registrant's Telephone Number, including area code.)

                                 Not Applicable
      ---------------------------------------------------------------------
              (Former name, Former Address and Former Fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
   ---------------             --------------


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 13,626,492 shares as of July 8, 2000.

Transitional Small Business Format    Yes                  No    X
                                          ------------        -----------

                                      INDEX

                              Preferred Voice, Inc.

Part I.  Financial Information                                                         1

Item 1.   Financial Statements                                                         1

         Balance Sheets-June 30, 2000, June 30, 1999 and March 31, 2000.               1

         Statements of Cash Flows-Three Months Ended June 30, 2000 and 1999
         and for the Year Ended March 31, 2000.                                        3

         Statements of Operations-Three Months Ended June 30, 2000 and 1999
         and for the Year Ended March 31, 2000.                                        5

         Notes to Financial Statements - June 30, 2000.                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                14

Part II. Other Information                                                             18

Item 1.  Legal Proceedings                                                             18

Item 2.  Changes in Securities                                                         18

Item 3.  Defaults upon Senior Securities                                               18

Item 4.  Submission of Matters to a Vote of Security Holders                           18

Item 5.  Other Information                                                             19

Item 6.  Exhibits and Reports on Form 8-K                                              19

Signatures                                                                             20


      Part I.  Financial Information
      Item 1.  Financial Statements


                              Preferred Voice, Inc.

                                 Balance Sheets
                    June 30, 2000 and 1999 and March 31, 2000



                                                                    June 30,            June 30,             March 31,
                                                                      2000                1999                 2000
Assets                                                            (Unaudited)         (Unaudited)            (Audited)

      Current Assets:
          Cash and Cash                                       $    644,739        $    390,731          $  1,373,291
      Equivalents
      Accounts Receivable, net of allowance
           for doubtful accounts of $ -0-, $-0-
           and $-0- respectively                                     7,020               1,000                 3,924
      Inventory                                                     86,314                   0                84,724
                                                               ------------------- -------------------  --------------------
      Total Current Assets                                    $    738,073        $    391,731          $  1,461,939
                                                               ------------------- -------------------  --------------------

      Property and Equipment:
         Computer Equipment                                   $    472,927        $    270,062          $    321,248
         Furniture and Fixtures                                     40,791              20,119                38,880
         Office Equipment                                           18,198              12,493                18,198
         Computer Software                                         500,955             222,405               384,686
         LESS:  Accumulated Depreciation                          (305,466)           (189,215)             (253,143)
                                                              -------------------------------------------------------------
      Net Property and Equipment                              $    727,405        $    335,864          $    509,869
                                                              ------------------- -------------------  --------------------

      Other Assets:
         Deposits                                             $     85,114        $     81,535          $     85,114
         Prepaid Expenses                                          761,018             761,018               761,018
         Trademarks                                                 11,452                   0                 7,472
         Deferred Stock Issuance Costs                              32,470                   0                19,803
                                                               ------------------- -------------------  --------------------
      Total Other Assets                                      $    890,054        $    842,553          $    873,407
                                                               ------------------- -------------------  --------------------

Total Assets                                                  $  2,355,532        $  1,570,148          $  2,845,215
                                                               =================== ===================  ====================








                                                                  June 30,            June 30,             March 31,
                                                                    2000                1999                 2000
                                                                (Unaudited)          (Unaudited)          (Audited)
Liabilities and Stockholders' Equity

      Current Liabilities:

       Accounts Payable                                        $    228,285        $    319,478          $     272,818
       Accrued Operating & Vacation                                  32,202              19,611                 24,981
       Expenses
       Accrued Payroll and Related Tax                                5,631             187,057                  2,265
       Accrued Interest Payable                                      41,001             262,937                 39,851
       Customer deposits                                            390,992                   0                390,992
       Notes Payable                                                 80,868             195,866                 80,866
       Notes Payable-Related Parties                                      0             100,000                      0
                                                             -------------------  ------------------   --------------------
           Total Current Liabilities                           $    778,979        $  1,084,949          $     811,773
                                                             -------------------  ------------------   --------------------



      Commitments and Contingencies (Note I)

      Stockholders' Equity:
       Common Stock, $0.001 par value
         20,000,000 shares authorized;
         shares issued 13,626,492, 9,700,681
         and 13,276,796 respectively                           $     13,626        $     11,096          $      13,277
      Additional  Paid In Capital                                 9,310,570           6,100,961              8,952,788
      Accumulated Deficit                                        (7,745,775)         (5,624,990)            (6,930,755)
      Treasury Stock - 385,224
      shares at cost                                                 (1,868)             (1,868)                (1,868)
                                                             -------------------  ------------------   --------------------

           Total Stockholder Equity                            $  1,576,553        $    485,199          $   2,033,442
                                                             -------------------  ------------------   --------------------

Total Liabilities and Stockholder Equity                       $  2,355,532        $  1,570,148          $   2,845,215
                                                             ===================  ==================   ====================



                              Preferred Voice, Inc.

                             Statement of Cash Flows
                For the Three Months Ended June 30, 2000 and 1999

                      And For the Year Ended March 31, 2000

                                                                    June 30,             June 30,             March 31,
                                                                      2000                 1999                  2000
                                                                   (Unaudited)         (Unaudited)            (Audited)
                                                                ------------------  -------------------  ---------------------

      Cash Flows from Operating Activities:
        Cash Received from customers                              $     3,512         $    595,035          $  1,273,062
        Cash Paid to suppliers and employees                         (792,473)            (318,048)           (2,093,749)
        Interest Paid                                                       0               (2,467)             (224,235)
                                                                ------------------  -------------------  ---------------------

               Net Cash used by Operating Activities              $   (788,961)       $    274,523          $ (1,044,922)
                                                               ------------------  -------------------  ---------------------

      Cash Flows from Investing Activities:
        Capital Expenditures                                      $   (269,859)       $    (82,542)         $   (389,436)
        Proceeds from Sale of Fixed Assets                                   0                   0                 1,750
                                                                ------------------  -------------------  ---------------------

               Net Cash used by Investing Activities              $   (269,859)       $    (82,542)         $   (387,686)
                                                                ------------------  -------------------  ---------------------

      Cash Flows from Financing Activities:
        Proceeds from Issuance  of Stock                          $    342,935        $          0          $  2,811,952
        Proceeds from Notes Payable                                          0             200,000               200,000
        Note Principal Payments                                              0             (43,000)             (228,000)
        Deferred Stock Issuance Costs                                  (12,667)                  0               (19,803)
                                                                ------------------  -------------------  ---------------------

              Net Cash provided by Financing Activities           $    330,268        $    157,000          $  2,764,149
                                                                ------------------  -------------------  ---------------------

      Net Increase (Decrease) in
        Cash and Cash Equivalents                                 $   (728,552)       $    348,981          $  1,331,541


      Cash and Cash Equivalents:
         Beginning of Period                                         1,373,291              41,750                41,750
                                                                ------------------  -------------------  ---------------------

         End of Period                                            $    644,739        $    390,731          $  1,373,291
                                                                ==================  ===================  =====================

      Supplemental Schedule of non-cash investing and financing activities:

           Issuance of Common Stock in
            Exchange for Debt                                     $     15,197        $  910,329            $    952,383




                                                                    June 30,            June 30,              March 31,
                                                                      2000                1999                  2000
                                                                  (Unaudited)          (Unaudited)            (Audited)
                                                                -------------------  --------------------  --------------------

      Reconciliation of Net Gain/(Loss) to Net
         Cash used by Operating Activities:

      Net Gain/(Loss)                                               $   (815,020)     $    312,700         $   (993,066)
                                                                 ------------------- --------------------  --------------------

      Adjustments to Reconcile Net Loss to
        Net Cash used by Operating Activities:

         Depreciation                                               $     52,323      $     28,166         $    140,948
         (Gain) Loss on Sale of Fixed Assets                                   0                 0               18,356

         Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts Receivable                    (3,096)             (140)              (3,064)
            (Increase) Decrease in Inventory                              (1,590)                0              (84,724)
            (Increase) Decrease in Employee Receivables                        0             2,500                2,500
            (Increase) Decrease in Deposits                                    0                 0               (3,579)
            (Increase) Decrease in Patents and Trademarks                 (3,980)                0               (7,472)
            Increase in Customer Deposits                                      0                 0              390,992
            Increase (Decrease) in Accounts Payable                      (29,336)          (44,356)             (91,016)
            Increase (Decrease) in Accrued Expenses                       11,738           (24,347)            (414,797)
                                                                 ------------------- --------------------  --------------------


                   Total Adjustments                                $     26,059      $    (38,177)        $    (51,856)
                                                                 ------------------- -------------------- --------------------

      Net Cash used by Operating Activities                         $   (788,961)     $    274,523         $ (1,044,922)





                              Preferred Voice, Inc.

                            Statements of Operations
                For the Three Months Ended June 30, 2000 and 1999

                      And For the Year Ended March 31, 2000

                                                                   June 30,             June 30,             March 31,
                                                                     2000                 1999                  2000
                                                                 (Unaudited)           (Unaudited)           (Audited)
                                                              -------------------  --------------------  -------------------


      Sales                                                      $     6,608         $    595,175         $    885,134

      Cost of Sales                                                    8,949               44,916              215,293
                                                              -------------------  --------------------  -------------------

        Gross Profit (loss)                                      $    (2,341)        $    550,259         $    669,841
                                                              -------------------  --------------------  -------------------

      Costs and Expenses:
        General & Administrative                                 $    811,529        $     233,15         $  1,675,971
         Interest Expense                                               1,150              16,440               28,556
                                                              -------------------  --------------------  -------------------
        Total Costs and Expenses                                 $    812,679        $    249,615         $  1,704,527
                                                              -------------------  --------------------  -------------------

      Income (Loss)  from Operations                             $   (815,020)       $    300,644         $ (1,034,686)

      Other Income (Expense):
        Loss from Sale of Assets                                            0                   0              (18,356)

      Provision for Income Tax                                              0                   0                    0
                                                              -------------------  --------------------  -------------------

      Loss From Operations Before
      Extraordinary Item                                         $   (815,020)       $    300,644         $ (1,053,042)
                                                              ===================  ====================  ===================

      Extraordinary Item:
      Gain/(Loss) from Extinguishment
        of  Debt (less applicable income
        taxes  of  -0-) (Note K)                                            0              12,056               59,976

      Net Gain/(Loss)                                            $   (815,020)       $    312,700         $   (993,066)
                                                              ===================  ====================  ===================


      Per Share Amounts:

      Gain/(Loss) from Operations                                $      (0.06)               0.03         $      (0.10)

      Gain from Extinguishment of Debt
       (less applicable income taxes of -0-)                                0                   0                  .01

      Net Loss Per Share                                         $      (0.06)       $       0.03         $      (0.09)
                                                              ===================  ====================  ===================




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

   Revenue recognition
   -------------------

      The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the three months ended
   June 30, 2000, the majority of the Company's revenue consisted of billing end-users for long distance charges.

   Advertising expense
   -------------------

      The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $2,950 for the three months ended June 30, 2000.

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

      Loss per share is based on the weighted average number of shares outstanding of 13,091,105 at June 30, 2000.

   Amortization
   ------------

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

   New accounting pronouncements
   -----------------------------

      The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on April 1, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows as the Company has not entered into any derivative transactions.

Note C - Note payable:

   Note payable consists of the following at June 30, 2000:
   Note payable,  Brite Voice Systems, Inc., dated January 31, 1997.
     Note is  unsecured  and payable in monthly  installments  of
     $8,112, including interest at the rate of prime + 2 (8.5% at
     March 31,  1999)  through  maturity  on January  1, 1998.                   $ 50,866
                                                                                 =========


      The note to Brite Voice Systems, Inc. (Brite) is currently in dispute and effective April 1997, the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for the three months ended June 30, 2000.

Note D - Long-term debt:

   Long-term debt consisted of the following at June 30, 2000:

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

   Note  payable  to  Equity  Communication.  This  note is  unsecured, non-interest bearing, and due upon demand.
                                                                                    10,000
                                                                                 -----------

                                                                                 $  30,000
                                                                                    30,000
                                                                                 -----------

                                                                                 $       0
                                                                                 ===========


   Interest expense charged to operations related to the long-term debt was $1,150 for the three months ended June 30, 2000.

Note E - Common stock:

 Stock purchase warrants
 -----------------------

   At June 30, 2000, the Company had outstanding warrants to purchase 2,003,203 shares of the Company's common stock at prices which ranged from $0.50 per share to $4.00 per share. The warrants are exercisable at any time and expire on dates ranging from July 1, 2000 to December 1, 2004. At June 30, 2000, 2,003,203 shares of common stock were reserved for that purpose.

 Common stock reserved
 ---------------------

   At June 30, 2000, shares of common stock were reserved for the following purposes:

   Exercise of stock warrants                                       2,003,203
   Exercise and future grants of stock
      options and stock appreciation rights                           412,250
                                                                 --------------

                                                                    2,415,453
                                                                 ==============



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

    The provision for income taxes consists of:

         Current income taxes                                  $      0

         Change in deferred income taxes due
            to temporary differences                                  0
                                                            ---------------

                                                               $      0
                                                            ===============

 Deferred tax (liabilities) assets consist of the following:

    Accumulated depreciation                           $   (39,000)
                                                       ---------------

    Gross deferred tax liabilities                     $   (39,000)
                                                       ---------------

    Accrued liabilities                                $     7,000
    Start-up expenditures                                    1,000
    Net operating loss carryforward                      2,598,000
                                                       ---------------

   Gross deferred tax assets                           $ 2,606,000
   Valuation allowance                                  (2,567,000)
                                                       ---------------

   Net deferred tax assets                             $    39,000
                                                       ---------------

                                                       $         0
                                                       ===============


   The increase in the deferred tax valuation
      allowance is as follows:                         $   275,000
                                                       ===============

    The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

    The  Company  has  available  at  June  30,  2000,  a  net  operating   loss
carryforward of approximately $7,643,000 which can be used to offset future taxable income through the year 2021.

Note G- Stock option plan:

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

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At June 30, 2000, options to purchase 412,000 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at June 30, 2000.

Note H - Stock options:

   The per  share  weighted-average  fair  value of stock  options  granted  was
determined  using  the  Black  Scholes   Option-Pricing   Model.  The  following
weighted-average assumptions were used in the pricing model:

                        Expected dividend yield              0.00%

                        Risk-free interest rate          5.69% - 6.02%

                        Expected life                     2.5 years to
                                                           3.5 years

                        Expected volatility                   139%

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

                        Net loss:
                          As reported                     $ (815,020)
                                                       ==============

                          Proforma                        $ (824,849)
                                                       ==============

                        Loss per common share:
                          As reported                     $    (0.06)
                                                       ==============

                          Proforma                        $    (0.07)
                                                       ==============


   Following is a summary of the stock award and incentive plan during the three months ended June 30, 2000:


                                                  Number          Weighted
                                                    of            average
                                                  shares       exercise price
                                                ----------   -----------------

  Outstanding at March 31, 2000                  406,500          $     0.96

  Granted                                         15,000                2.50
  Exercised                                       (9,500)               1.00
                                                ----------   -----------------

  Outstanding at June 30, 2000                   412,000          $     1.02
                                                ==========   =================


  Options exercisable at June 30, 2000           295,083          $     0.94
                                                ==========   =================

  Weighted average fair value of
     options granted at June 30, 2000             15,000          $     2.13
                                               ===========  ==================


Note I- Commitments:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2003. Following is a schedule of future minimum lease payments required under the above operating leases as of June 30, 2000:

                 Year ending
                   June 30,                          Amount
              ----------------                   -------------

                  2001                            $ 114,353
                  2002                              116,250
                  2003                              112,679
                  2004                               53,576
                                                 -------------

                                                  $ 396,858
                                                 =============

      Total rent expense charged to operations was $28,977 for the three months ended June 30, 2000.

Note J- Barter transaction:

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

Note K- Going concern:

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

   As of June 30, 2000, the Company has entered into fifteen revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company anticipates to begin receiving revenue from the agreements in September 2000.

Note K - Going concern (continued):

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

Note L - Concentrations:

   Concentrations of credit risk
   -----------------------------

      At June 30, 2000, the Company had cash balances of $765,045 with one banking institution, which is in excess of the federally insured amount of $100,000 per institution. These balances are before considering outstanding items.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Form 10-KSB for the fiscal year ended March 31, 2000. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchcange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

Overview

         The Company began operations in April 1995 as a traditional 1+ long-distance reseller. The need to distinguish itself from other resellers led it to concentrate on enhanced services utilizing voice recognition call completion technology. The Company contracted with Intervoice-Brite, Inc., formerly known as Brite Voice Systems, Inc. ("Brite"), to develop a switching platform that incorporated its service applications with voice recognition technology acquired through a licensing agreement with Voice Control Systems, Inc.

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

         From June of 1997 until April of 1998, all corporate activities were focused on the development and testing of services to be deployed to the public through a platform the Company calls the VIP System. In late April of 1998, the first operational VIP System was collocated in a switch environment. The initial sales activity focused its efforts on introducing the concept of voice dialing to prospective customers to gauge consumer response with respect to pricing, features and viability of the services provided.

         In December of 1998, the Company realized that the resources necessary to sell and market its services directly to subscribers would require extensive amounts of working capital and began researching venues which already had inherent customer bases. The first distribution channel that the Company explored was the use of master distributors in various cities and states around the country. The Company believes this will be a source of customer addition once the Company is in the position to locate its VIP Systems in the master distributor marketing areas. The second is through revenue sharing directly with Incumbent Local Exchange Carriers ("ILECs"), Wireless Communication Carriers ("WCCs"), and Competitive Local Exchange Carriers ("CLECs"). This avenue is extremely attractive to the Company because these entities already have customer bases and the infrastructure to service large numbers of customers. To date, the Company has signed twenty seven ILEC and WCC multi-year contracts. One contract has been fully implemented and five are in the system acceptance and early marketing stages.

         The Company is still at an early stage of implementing its business plan. It is subject to risks inherent in the establishment and deployment of technology with which the consumer has very little experience. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, the public will be more apt to accept and utilize its many features. In order for the Company to succeed, it must secure adequate financial and human resources to meet its requirements, including adequate numbers of technical support staff to provide service for its customers; establish and maintain relationships with telecommunications providers; facilitate integration with various switch environments; establish a lead time for delivery of hardware; achieve user acceptance for its services; generate reasonable margins on its services; deploy and install VIP Systems on a timely and acceptable schedule; respond to competitive developments; mitigate risk associated with obtaining patents and copyrights and other protections of intellectual property; and continually update its software to meet the needs of end users. Failure to achieve these objectives could adversely affect the Company's business, operating results and financial condition.

Results of Operations

         The Company recorded a net loss of $815,020, or $0.06 per share, for the period ended June 30, 2000, compared to a net gain of $312,700 or $0.03 per share, for the period ended June 30, 1999.

         Total Sales

         Total revenue for the period ended June 30, 2000, was $6,608 compared to $595,175 for the period ended June 30, 1999. During the three months ended June 30, 2000, the Company's revenue consisted entirely of billing end-users for services. For the three months ended June 30, 1999, revenue consisted of $570,000 from one-time license fees to KMC Telecom Holdings, $25,000 from master distributor fees, and the remainder from sales of services. The reduction of revenues reflects the Company' move from a licensing arrangement to a revenue sharing agreement with its customers.

         The Company anticipates that revenues from the sale of its services will grow gradually in the second half of its fiscal year 2001 as it continues to install VIP Systems in the ILECs and WCCs which have already signed revenue sharing agreements and as VIP Systems are purchased and installed at KMC's switch locations. The Company does not anticipate substantial revenues going forward from the sale of master distributorships.

         Cost of Sales

         Cost of sales for the period ended June 30, 2000 was $8,949 compared to $44,916 for the period ended June 30, 1999. Cost of sales consisted 100% for network infrastructure such as collocations, connectivity, system access and long distance to end-users during the period ended June 30, 2000, whereas cost of sales consisted primarily for direct costs associated with the licensing agreement with KMC in the period ended June 30, 1999.

         Selling, General and Administrative

         Selling, general and administrative expenses for the period ended June 30, 2000 were $811,529 compared to $233,175 for the period ended June 30, 1999. The increases from 1999 to 2000 are due to increased staffing and additional marketing efforts of the Company's Emma services to potential parties interested in the Company's revenue sharing agreements. The Company expects that selling, general and administrative expenses will continue to increase through fiscal year 2001, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, the Company believes that such expenses will not increase proportionately with revenue from sales.

         Research and Development

         The Company has not expensed any research and development costs for the periods stated on its financial statements, but has capitalized costs of $973,882 for development of its software and hardware for the period ended June 30, 2000, in comparison to $492,467 for the period ended June 30, 1999.

         Extraordinary Items

         The Company has recognized income from the extinguishment of debt of $-0- and $12,056 for the period ended June 30, 2000 and 1999 respectively.

         Income Taxes

         As of June 30, 2000, the Company had cumulative federal net operating losses of approximately $7.6 million, which can be used to offset future income subject to federal income tax through the fiscal year 2021.

Liquidity and Capital Resources

         Throughout fiscal 2000 and 2001, the Company has continued to sustain operating losses that have resulted in the use of its cash reserves. The Company's cash and cash equivalents at June 30, 2000 were $644,739 compared to $390,731 at June 30, 1999.

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

         In September of 1998, the Company borrowed $100,000 from a more than 5% beneficial owner. The note was unsecured and bore interest at 10% per annum with principal and interest due on various dates through October 6, 1999. This note has been paid in full.

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

Future Obligations

         During the next twelve months, the Company intends, subject to raising adequate capital, to substantially increase the marketing of its VIP Systems, to introduce new services, and to continue refining the services it currently provides. Subject to the Company's ability to fund the cost, management expects the Company to hire or contract with approximately 15 additional persons during the next twelve (12) months, primarily to support its expanding marketing activities and system installations. At August 10, 2000, the Company employed thirty-five (35) full time employees.

         The ability of the Company to raise capital is, in the opinion of management, the primary constraint on the implementation of its business plan. Management estimates that during the next twelve (12) months, the Company will require approximately $6,000,000 of equity and/or long term debt to finance its costs of marketing, system deployment, and continued refinement of its services. In addition, the Company will be required to obtain extensions of its current debt or raise additional funds of approximately $780,000 to retire its debt. There is no assurance that the Company will be able to secure any such financing or extensions of its current debt.

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

(c)  Recent Sales of Unregistered Securities

     On April 6, 2000, the Company issued 9,500 shares of common stock of the Company to Anthony Clure at an exercise price of $1.03 per share pursuant to the exercise of an employee stock option.

     On April 14, 2000, the Company issued Scott V. Ogilvie a warrant to purchase 40,000 shares of common stock of the Company at an exercise price of $2.50 per share on or before April 14, 2003 related to his position as a director of the Company.

     On April 14, 2000, the Company issued Robert R. Williams a warrant to purchase 25,000 shares of common stock of the Company at an exercise price of $2.50 per share on or before April 14, 2003 related to his position as an officer and employee of the Company.

     On April 14, 2000, the Company issued an aggregate of 15,000 options to purchase common stock of the Company at an exercise price of $2.50 to three employees of the Company pursuant to the Company's option plan.

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

None.

Item 5.   Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit
Number               Description of Exhibits


10.1*   Warrant Certificate No. 106 issued to Scott Ogilvie (10.1)
10.2*   Warrant Certificate No. 107 issued to Robert R. Williams (10.1)
27.1    Financial Data Schedule



* Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 2000 (File No. 33-92894) and incorporated herein by reference.


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PREFERRED VOICE, INC.


         August 14, 2000                        /s/ G. Ray Miller
------------------------------------            ------------------------------
        Date                                    G. Ray Miller
                                                President, Chief Executive
                                                Officer and Chairman of
                                                the Board of Directors
                                                (Principal Executive Officer)

         August 14, 2000                        /s/ Mary G. Merritt
------------------------------------            ------------------------------
         Date                                   Mary G. Merritt
                                                Secretary, Treasurer and
                                                Vice President of Finance
                                                (Principal Financial Officer)