Form 10QSB
period 2000-09-30
PREFERRED VOICE INC
filed 2000-11-14
CIK 946822

                                 United States
                       Securities and Exchange Commission
                            Washington, D. C.  20549

                                  Form 10-QSB



   { X } Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2000.
                                       or
{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _________to_________

Commission File Number  33-92894
                        --------

                             PREFERRED VOICE, INC.

           Delaware                                      75-2440201
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                     75206
---------------------------------                             ----------
(Address of Principal Executive                               (Zip Code)
           Offices)

                                (214) 265-9580
               ------------------------------------------------
             (Registrant's Telephone Number, including area code.)

                                Not Applicable
   -------------------------------------------------------------------------
     (Former name, Former Address and Former Fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X    No
              ---      ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 14,780,086 shares as of November 7, 2000.

Transitional Small Business Format    Yes      No  X
                                          ---     ---

                                     INDEX


                             Preferred Voice, Inc.

Part I.  Financial Information                                                       1

Item 1.  Financial Statements                                                        1

         Balance Sheets-September 30, 2000, September 30, 1999 and March 31, 2000.   1

         Statements of Operations-Three Months Ended September 30, 2000 and
         1999, and Six Months Ended September 30, 2000 and 1999, and for the
         Year Ended March 31, 2000.                                                  3

         Statements of Cash Flows-Six Months Ended September 30, 2000 and 1999
         and for the Year Ended March 31, 2000.                                      4

         Notes to Financial Statements - September 30, 2000.                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  14

Part II. Other Information                                                          17

Item 1.  Legal Proceedings                                                          17

Item 2.  Changes in Securities                                                      18

Item 3.  Defaults upon Senior Securities                                            18

Item 4.  Submission of Matters to a Vote of Security Holders                        19

Item 5.  Other Information                                                          19

Item 6.  Exhibits and Reports on Form 8-K                                           19

Signatures                                                                          20

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Preferred Voice, Inc.


                                Balance Sheets
                September 30, 2000 and 1999 and March 31, 2000


                                                                September 30,          September 30,          March 31,
                                                                     2000                   1999                 2000
Assets                                                           (Unaudited)            (Unaudited)           (Audited)


    Current Assets:
      Cash and Cash Equivalents                          $         2,366,277    $           161,699    $         1,373,291
      Accounts Receivable, net of allowance                              190                284,721                  3,924
      for doubtful accounts of $ -0-, $-0-
      and $-0- respectively
      Inventory                                                       47,785                      0                 84,724
      Prepaid Expenses                                               761,018                      0                      0
      Employee Receivables                                                 0                    583                      0
                                                         -------------------    -------------------    -------------------
    Total Current Assets                                 $         2,414,252    $           447,003    $         1,461,939
                                                         -------------------    -------------------    -------------------

    Property and Equipment:
      Computer Equipment                                 $           660,865    $           274,129    $           321,248
      Furniture and Fixtures                                          40,791                 24,495                 38,880
      Office Equipment                                                21,545                 10,393                 18,198
      Computer Software                                              641,334                248,220                384,686
      LESS:  Accumulated Depreciation                               (366,598)              (217,557)              (253,143)
                                                         -------------------    -------------------    -------------------
    Net Property and Equipment                           $           997,937    $           339,680    $           509,869
                                                         -------------------    -------------------    -------------------
    Other Assets:
      Deposits                                           $            90,195    $            85,114    $            85,114
      Prepaid Expenses                                                   -0-                761,018                761,018
      Deferred Stock Issuance Costs                                      -0-                    -0-                 19,803
      Trademarks                                                      23,676                    -0-                  7,472
                                                         -------------------    -------------------    -------------------
    Total Other Assets                                   $           874,889    $           846,132    $           873,407
                                                         -------------------    -------------------    -------------------
Total Assets                                             $         4,287,078    $         1,632,815    $         2,845,215
                                                         ===================    ===================    ===================

                                       1

The accompanying notes are an integral part of these statements.

                                                                        September 30,        September 30,         March 31,
                                                                            2000                 1999                 2000
Liabilities and Stockholder's Deficit                                   (Unaudited)          (Unaudited)           (Audited)
      Current Liabilities:
       Accounts Payable                                         $          376,010   $          325,573   $          272,818
       Accrued Operating & Vacation Expenses                                39,728               25,237               24,981
       Accrued Payroll and Related Tax                                       3,552              158,109                2,265
       Accrued Interest Payable                                             42,151              261,034               39,851
       Customer Deposits                                                   342,118                  -0-              390,992
       Current Maturities of Long-Term Debt                                 30,000               30,000               30,000
       Notes Payable                                                        50,866               90,866               50,866
       Notes Payable-Related Parties                                           -0-              100,000                  -0-
                                                                -------------------  -------------------  -------------------
      Total Current Liabilities                                 $          884,425   $          990,819   $          811,773
                                                                -------------------  -------------------  -------------------


      Commitments and Contingencies (Note I, K, and L)

      Stockholders' Equity:
       Common Stock, $0.001 par value
         20,000,000 shares authorized;
         shares issued 14,780,086, 11,440,990,
         and 13,276,796 respectively                            $           14,780   $           11,436   $           13,277
      Additional  Paid In Capital                                       12,126,947            6,464,620            8,952,788
      Accumulated Deficit                                               (8,737,206)          (5,832,192)          (6,930,755)
      Treasury Stock - at cost                                              (1,868)              (1,868)              (1,868)
                                                                -------------------  -------------------  -------------------

      Total Stockholder Equity                                  $        3,402,653   $          641,996   $        2,033,442
                                                                -------------------  -------------------  -------------------

Total Liabilities and Stockholder Equity                        $        4,287,078   $        1,632,815   $        2,845,215
                                                                ===================  ===================  ===================

The accompanying notes are an integral part of these statements.

                             Preferred Voice, Inc.

                           Statements of Operations

            For The Three Months Ended September 30, 2000 and 1999
           And For the Six Months Ended September 30, 2000 and 1999
                     And For the Year Ended March 31, 2000

                                                 Three Months Ended                      Six Months Ended
                                            September 30,    September 30,      September 30,     September 30,        March 31,
                                              2000               1999               2000              1999               2000
                                           (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)         (Audited)
                                          --------------    ----------------   ----------------  ----------------   ----------------

Sales                                     $      51,450     $       227,471     $       58,058   $       822,645    $       885,134

 Cost of Sales                                   51,565              91,167             60,513           136,082            215,293
                                          --------------    ----------------   ----------------  ----------------   ----------------

  Gross Profit (loss)                     $        (115)    $       136,304    $        (2,455)  $       686,563    $       669,841
                                          --------------    ----------------   ----------------  ----------------   ----------------

Costs and Expenses:
 General & Administrative                 $     990,166             355,992    $     1,801,696           589,167    $     1,675,971
 Interest Expense                                 1,150               5,450              2,300            21,890             28,556
                                          --------------    ----------------   ----------------  ----------------   ----------------

 Total Costs and Expenses                 $     991,316     $       361,442    $     1,803,996   $       611,057    $     1,704,527
                                          --------------    ----------------   ----------------  ----------------   ----------------

Gain/(Loss) From Operations               $    (991,431)    $      (225,138)   $    (1,806,451)  $        75,506    $    (1,034,686)

Other Income (Expense):
 Loss From Sale of Assets                            -0-                 -0-                -0-               -0-           (18,356)
                                          --------------    ----------------   ----------------  ----------------   ----------------

Gain/(Loss) From Operations Before
 Income Taxes / Extraordinary Items       $   (991,431)        $  (225,138)     $   (1,806,451)  $         75,506   $    (1,053,042)

Provision for Income Tax                             -0-                 -0-                -0-               -0-                -0-
                                          --------------    ----------------   ----------------  ----------------   ----------------

Gain/(Loss) Before Extraordinary Item     $    (991,431)    $      (225,138)   $    (1,806,451)  $         75,506   $    (1,053,042)
                                          ==============    ================   ================  ================   ================

Extraordinary Item:
 Gain from Extinguishment of Debt                    -0-             17,935                 -0-            29,991             59,976
 (less applicable income taxes of -0-)

Net Loss                                  $    (991,431)    $      (207,203)   $    (1,806,451)  $        105,497   $      (993,066)
                                          ==============    ================   ================  ================   ================

Per Share Amounts:

 Gain/(Loss) from Operations              $      (0.07)     $        (0.02)    $        (0.13)   $          0.01    $         (0.10)

 Gain from Extinguishment of Debt         $         -0-     $           -0-    $           -0-   $           -0-    $          0.01

 Net Gain/Loss (Per Share)                $       (0.07)    $        (0.02)    $        (0.13)   $          0.01    $         (0.09)

                                       3

The accompanying notes are an integral part of these statements.

                             Preferred Voice, Inc.

                            Statement of Cash Flows

             For the Six Months Ended September 30, 2000 and 1999
                     And For the Year Ended March 31,2000

                                                                  September 30,        September 30,          March 31,
                                                                       2000                 1999                 2000
                                                                   (Unaudited)          (Unaudited)           (Audited)
                                                                  -------------         ------------        -------------
      Cash Flows from Operating Activities:
        Cash Received from customers                              $      12,918         $    595,175        $   1,273,062
        Cash Paid to suppliers and employees                         (1,598,678)            (796,233)          (2,093,749)
        Interest Paid                                                       -0-               (4,442)            (224,235)
                                                                  -------------         ------------        -------------

               Net Cash used by Operating Activities              $  (1,585,760)        $   (205,500)       $  (1,044,922)
                                                                  -------------         ------------        -------------
      Cash Flows from Investing Activities:
         Capital Expenditures                                     $    (601,523)        $   (116,801)       $    (389,436)
         Proceeds from Sale of Fixed Assets                                 -0-                  250                1,750
                                                                  -------------         ------------        -------------

               Net Cash used by Investing Activities              $    (601,523)        $   (116,551)       $    (387,686)
                                                                  -------------         ------------        -------------
      Cash Flows from Financing Activities:
         Proceeds from Sale of Stock (net)                        $   3,180,269         $    360,000        $   2,792,149
         Proceeds from Notes Payable                                        -0-              200,000              200,000
         Note Principal Payments                                            -0-             (118,000)            (228,000)
         Proceeds from Sale -Leaseback Transaction                          -0-                  -0-                  -0-
                                                                  -------------         ------------        -------------

               Net Cash provided by Financing Activities          $   3,180,269         $    442,000        $   2,764,149
                                                                  -------------         ------------        -------------
      Net Increase (Decrease) in Cash and
          Cash Equivalents                                        $     992,986         $    119,949        $   1,331,541

      Cash and Cash Equivalents:
         Beginning of Period                                          1,373,291               41,750               41,750
                                                                  -------------         ------------        -------------

         End of Period                                            $   2,366,277         $    161,699        $   1,373,291
                                                                  =============         ============        =============

      Supplemental Schedule of non-cash investing and financing activities:

           Issuance of Common Stock in
            Exchange for Debt                                     $      15,196         $  1,173,928        $     952,383
                                                                  -------------         ------------        -------------

      Total Non-Cash Investing Activities                         $      15,196         $  1,173,928        $     952,383
                                                                  =============         ============        =============

The accompanying notes are an integral part of these statements.

                                                                   September 30,        September 30,          March 31,
                                                                       2000                 1999                 2000
                                                                   (Unaudited)           (Unaudited)           (Audited)
                                                                  --------------         ------------        ------------
      Reconciliation of Net Gain/(Loss) to Net
           Cash used by Operating Activities:

      Net Gain/(Loss)                                             $  (1,806,451)         $    105,497        $   (993,066)
                                                                  --------------         ------------        ------------

       Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities:

         Depreciation                                             $      113,455         $     58,083        $    140,948
         Amortization                                                        -0-                  -0-                 -0-
         (Gain) Loss on Sale of Fixed Assets                                 -0-                  275              18,356


         Changes in Assets and Liabilities:
           (Increase) Decrease in Accounts Receivable                      3,734             (283,860)             (3,064)
           (Increase) Decrease in Inventory                               36,939                  -0-             (84,724)
           (Increase) Decrease in Employee Receivables                       -0-                1,917               2,500
           (Increase) Decrease in Patents                                (16,204)                 -0-              (7,472)
           (Increase) Decrease in Deposits                                (5,081)              (3,579)             (3,579)
           (Increase) Decrease in Prepaid Expenses                           -0-                  -0-                 -0-
           (Increase) Decrease in Deferred Debt Issue Costs                  -0-                  -0-                 -0-
            Increase (Decrease) in Accounts Payable                      118,388              (18,629)            (91,016)
            Increase (Decrease) in Customer Deposits                     (48,874)                 -0-             390,992
            Increase (Decrease) in Accrued Expenses                       18,334              (65,204)           (414,797)
                                                                  -------------------------------------------------------

                   Total Adjustments                              $      220,691         $   (310,997)       $    (51,856)
                                                                  --------------         ------------        ------------

      Net Cash used by Operating Activities                       $   (1,585,760)        $   (205,500)       $ (1,044,922)
                                                                  ==============         ============        ============

The accompanying notes are an integral part of these statements.

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

Revenue recognition
-------------------

     The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the three months and six months ended September 30, 2000, the majority of the Company's revenue consisted of billing one customer for a software and hardware installation.

Advertising expense
-------------------

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $2,950 and $23,850 for the three months and six months ended September 30, 2000, respectively.

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

     Loss per share is based on the weighted average number of shares outstanding of 13,746,255 and 13,420,470 for the three months and six months ended September 30, 2000, respectively.

Amortization
------------

     The costs of patents and trademarks are being amortized on the straight-line method over a period of 15 years.

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

Note C - Note payable:

     Note payable consists of the following at September 30, 2000:

      Note payable, Brite Voice Systems, Inc., dated January 31, 1997. Note is
      unsecured and payable in monthly installments of $8,112, including                  $50,866
      interest at the rate of prime + 2 (8.5% at March 31, 1999) through maturity on January 1, 1998.

     The note to Brite Voice Systems, Inc. (Brite) is currently in dispute and effective April 1997, the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- and $- 0- for the three months and six months ended September 30, 2000, respectively.

Note D - Long-term debt:

     Long-term debt consisted of the following at September 30, 2000:

 Notes payable dated various dates from May 20, 1996 through September 9, 1996, secured by common stock with principal and accrued interest due at maturity on various dates through September 9, 1998.  216,250 warrants to purchase shares of common stock at $3.00 per share expiring on various dates through September
  9, 1998 were issued to the note holders.  These notes were converted into
  1,602,712 shares of common stock on various dates through March 31, 2000.
                                                                                               $20,000
 Note payable to Equity Communication.  This note is unsecured, non-interest
  bearing, and due upon demand.                                                                 10,000
                                                                                        --------------

                                                                                               $30,000
 Less current portion                                                                           30,000
                                                                                        --------------

 Total                                                                                         $     0
                                                                                        ==============

     Interest expense charged to operations related to the long-term debt was $1,150 and $2,300 for the three months and six months ended September 30, 2000, respectively.

Note E - Common stock:

Stock purchase warrants
-----------------------

     At September 30, 2000, the Company had outstanding warrants to purchase 2,452,453 shares of the Company's common stock at prices which ranged from $0.50 per share to $4.00 per share. The warrants are exercisable at any time and expire on dates ranging from November 12, 2000 to August 24, 2006. At September 30, 2000, 2,452,453 shares of common stock were reserved for that purpose.

                             Preferred Voice, Inc.
                         Notes to Financial Statements


Common stock reserved
---------------------

     At September 30, 2000, shares of common stock were reserved for the following purposes:

        Exercise of stock warrants                                             2,452,453
        Exercise and future grants of stock
           options and stock appreciation rights                                 412,250
                                                                          --------------

                                                                               2,864,703
                                                                          ==============

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

     The provision for income taxes consists of:

                                                                         For the three       For the six
                                                                          Months ended       Months ended
                                                                          September 30,      September 30,
                                                                              2000                2000
                                                                       --------------------------------------
Current income taxes                                                              $   0                 $   0

Change in deferred income taxes due
   to temporary differences                                                           0                     0
                                                                       --------------------------------------

                                                                                  $   0                 $   0
                                                                       ======================================

                             Preferred Voice, Inc.
                         Notes to Financial Statements


Note F - Income taxes (continued):

 Deferred tax (liabilities) assets consist of the following:

Accumulated depreciation                                                    $   (22,000)
                                                                         --------------

Gross deferred tax liabilities                                              $   (22,000)
                                                                         --------------

Accrued liabilities                                                         $     9,000
Start-up expenditures                                                             1,000
Net operating loss carryforward                                               2,941,000
                                                                         --------------

Gross deferred tax assets                                                   $ 2,951,000
Valuation allowance                                                          (2,929,000)
                                                                         --------------

Net deferred tax assets                                                     $    22,000
                                                                         --------------

                                                                            $         0
                                                                         ==============
The increase in the deferred tax valuation
   allowance is as follows:                                                 $   612,000
                                                                         ==============

     The increase in the deferred tax valuation allowance for the three months and six months ended September 30, 2000 was $362,000 and $612,000, respectively.

     The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

     The Company has available at September 30, 2000, a net operating loss carryforward of approximately $8,651,000 which can be used to offset future taxable income through the year 2021.

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

     Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At September 30, 2000, options to purchase 412,000 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at September 30, 2000.

                             Preferred Voice, Inc.
                         Notes to Financial Statements


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

                                                     For the three months           For the six months
                                                      ended September 30,          ended September 30,
                                                             2000                          2000
Net loss:
  As reported                                                  $ (991,431)                 $(1,806,451)
                                                   =======================       ======================

  Proforma                                                    $(1,001,260)                 $(1,826,110)
                                                   =======================       ======================
Loss per common share:
  As reported                                                      $(0.07)                      $(0.13)
                                                   =======================       ======================

  Proforma                                                         $(0.08)                      $(0.14)
                                                   =======================       ======================

                             Preferred Voice, Inc.
                         Notes to Financial Statements


     Following is a summary of the stock award and incentive plan during the three months and six months ended September 30, 2000:

                                               Number of               Weighted average
                                                 Shares                 Exercise price
                                           ------------------       -----------------------
Outstanding at March 31, 2000                        406,500                          $0.96

 Granted                                              15,000                           2.50
 Exercised                                            (9,500)                          1.00
                                            ----------------        -----------------------

Outstanding at June 30, 2000                         412,000                          $1.02
                                            ================        =======================

 Granted                                                   0                           0.00
 Exercised                                                 0                           0.00

Outstanding at September 30, 2000                    412,000                          $1.02
                                            ================        =======================

Options exercisable at September 30, 2000            295,083                          $0.94
                                            ================        =======================

Weighted average fair value of options
 granted during the six months ended                  15,000                          $2.13
  September 30, 2000
                                            ================        =======================

Note I - Commitments:

     The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of September 30, 2000:

                Year ending
               September 30,                                  Amount
                                                           -------------
                2001                                          $177,174
                2002                                           177,739
                2003                                           172,949
                2004                                           169,685
                2005                                           170,526
                Thereafter                                      42,632
                                                           -------------
                                                              $910,705
                                                           =============

     Total rent expense charged to operations was $28,977 and $58,015 for the three months and six months ended September 30, 2000, respectively.

Note J - Barter transaction:

     On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of

                             Preferred Voice, Inc.
                         Notes to Financial Statements

$4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 is included in current assets in the accompanying balance sheet. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expire June 3, 2001.

Note K -  Going concern:

     The Company has incurred substantial operating losses to date.   The
Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock.

     On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. As of September 30, 2000, the Company had completed one installation.

     On September 25, 2000, KMC notified the Company that the initial installation would not be accepted and KMC intends to terminate the software license agreement. In addition, KMC requested the refund of the initial license fee and other amounts paid to the Company. The Company believes it has fully complied with the terms and conditions of the agreement and intends to vigorously defend its position. Accordingly, no provision for losses in connection with the KMC agreement has been charged to operations in the accompanying financial statements.

     In August 2000, the Company completed the issuance of an additional 1,142,858 common shares through a private offering, resulting in net proceeds (after deducting issuance costs) of $2,787,531. In connection with the offering, the Company also issued warrants to purchase 285,715 shares of common stock at an exercise price of $2.625 per share.

     As of September 30, 2000, the Company has entered into thirty-one revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company anticipates to begin receiving revenue from the agreements in November 2000.

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

Note L - Concentrations:

Concentrations of credit risk
-----------------------------

     At September 30, 2000, the Company had cash balances of $2,379,945 with one banking institution, which is in excess of the federally insured amount of $100,000 per institution. These balances are before considering outstanding items.

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

     In December of 1998, the Company realized that the resources necessary to sell and market its services directly to subscribers would require extensive amounts of working capital and began researching venues which already had inherent customer bases. The first distribution channel that the Company explored was the use of master distributors in various cities and states around the country. The Company believes this will be a source of customer addition once the Company is in the position to locate its VIP Systems in the master distributor marketing areas. The second is through revenue sharing directly with Incumbent Local Exchange Carriers ("ILECs"), Wireless Communication Carriers ("WCCs"), and Competitive Local Exchange Carriers ("CLECs"). This avenue is extremely attractive to the Company because these entities already have customer bases and the infrastructure to service large numbers of customers. To date, the Company has signed thirty one ILEC and WCC multi-year contracts. One contract has been fully implemented and five are in the system acceptance and early marketing stages.

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

Results of Operations

  For the six month period ended September 30, 2000, the Company recorded net loss of $1,806,451, or $.013 per share compared to a net gain of $105,497 or $.01 per share for the six month period ended September 30, 1999. For the three month period ended September 30, 2000, the Company recorded a net loss of $991,431, or $.07 per share compared to a net loss of $207,203, or $.02 per share for the three month period ended September 30, 1999.

 Total Revenue

  Total revenue for the six months period ended September 30, 2000, was $58,058
compared to $822,645 for the six month period ended September 30, 1999.   Of the
revenue booked in the six months period ended September 30, 2000, 84% was generated from sales of its VIP systems and 16% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". Of the revenue booked in the six months period ended September 30, 1999, 69% was generated from one-time licensing fees to KMC Telecom Holdings, 24% was from sales of its VIP systems, 4% from customer tests, 2.5% from master distributor fees for specific marketing rights, and the remaining 5% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". Total revenue for the three months period ended September 30, 2000 was $51,450 compared to $227,471 for the three month period ended September 30, 1999. Of the revenue booked in the three months period ended September 30, 2000, 95% was from sales of the Company's VIP
systems, and 5% from customer tests.   Of the revenue booked in the three months
period ended September 30, 1999, 86% was from sales of the Company's VIP systems, and 14% from customer tests. The reduction of revenues reflects the Company's move from a licensing arrangement to a revenue sharing agreement with its customers.

  The Company anticipates that revenues from its revenue sharing agreements will grow gradually in the final quarter of its fiscal year 2001 as it continues to install VIP Systems in the ILECs and WCCs which have already signed revenue sharing agreements. The Company does not anticipate substantial revenue going forward from the sale of master distributorships or direct licensing such as the KMC Telecom Holdings ("KMC") agreement.

 Cost of Sales

  Cost of sales for the six months period ended September 30, 2000 was $60,513 compared to $136,082 for the six months period ended September 30, 1999. Cost of sales for the three months period ended September 30, 2000 was $51,565 compared to $91,167 for the three months period ended September 30, 1999. For the six months period ended September 30, 2000, 43% of costs were for VIP system hardware purchased by KMC and 57% for network infrastructure such as collocations, connectivity, system access and long distance. For the six months period ended September 30, 1999, 59% of costs were for VIP system hardware purchased by KMC, 23% direct costs associated with the closing of the KMC licensing agreement, and 18% for network infrastructure such as collocations, connectivity, system access and long distance.

 Selling, General and Administrative

  Selling, general and administrative expenses for the six months period ended September 30, 2000 were $1,801,696 compared to $589,167 for the six months period ended September 30, 1999. Selling, general and administrative expenses for the three months period ended September 30, 2000 were $990,166 compared to $355,992 for the three months period ended September 30, 1999. The increase from 1999 to 2000 are due to increased staffing and increased marketing efforts of the Company's VIP services to potential parties interested in the Company's revenue sharing program to wireline and wireless carriers.

  The Company expects that selling, general and administrative expenses will continue to increase through fiscal year 2001, such expenses to include costs related to the number of employees, office space requirements and general overhead.

  Research and Development

  The Company has not expensed any research and development costs for the periods stated on its financial statements, but has capitalized costs of $641,334 for development of its proprietary software and hardware for the period ended September 30, 2000, in comparison to $248,220 for the period ended September 30,1999.

  Extraordinary Items

  The Company has recognized income from the extinguishment of debt of $-0- and $29,991 respectively for the six months period ended September 30, 2000 and 1999. For the three months period ended September 30, 2000 and 1999, the Company recognized income from extinguishment of debt of $-0- and $17,935, respectively.

  Income Taxes

  As of September 30, 2000, the Company had cumulative federal net operating losses of approximately $8.7 million, which can be used to offset future income subject to federal income tax through the fiscal year 2021.

Liquidity and Capital Resources

  The Company's cash and cash equivalents at September 30, 2000 were $2,366,277 an increase of $992,986 from $1,373,291 at March 31, 2000. The increase in cash and cash equivalents is primarily due to recent sales of the Company's common stock and warrants for common stock to new investors. The decrease in accounts receivable and inventories is due to the Company's move from sales of its software and hardware to revenue sharing agreements. Accounts receivables should begin to increase as revenue sharing agreements are implemented.

  On June 3, 1999, the Company entered into a software license agreement with KMC. Under the terms of the agreement, KMC paid the Company an initial license fee of $570,000. It has also paid the Company $391,000 for hardware for eight installations. The agreement provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement is for a period of 10 years but KMC has the right to terminate the agreement annually and on standard events of default.

  To date the Company has installed one system. On September 25, 2000, KMC wrote the Company and asserted that since it had not accepted the initial installation within 90 days, it was refusing to accept the system and exercising its right to terminate the agreement. KMC requested a refund of most monies paid relating to the initial market and a refund of all monies paid for other markets. If the Company were required to refund such monies it would result in a charge to revenue in the period that the refund is ascertained. The Company responded by informing KMC that under the terms of the agreement, KMC had already accepted the initial installation and, therefore, had no right to terminate the agreement.

  On November 1, 2000, KMC wrote to the Company again and disputed the Company's interpretation of the agreement. KMC reiterated its termination of the agreement and its request for reimbursement of monies that it had paid. KMC added that if the Company were correct that the agreement is not terminated, KMC would exercise its right to remove all other markets from the terms of the agreement and would demand return of the license fee and hardware costs paid for those markets. The Company disputes that it has any obligation to refund license fees for markets that are removed from the agreement. KMC also informed the Company that if the agreement were in effect, the Company would have breached the provisions requiring escrow of the software. While the Company has not escrowed the software, the Company disputes that such inaction constitutes a breach of the escrow provisions of the agreement.

     Cash and cash equivalents increased from fiscal year end March 31, 2000 as a result of a recent offering. On August 24, 2000, pursuant to Section 4(2) of the Securities Act, the Company conducted an offering of

1,142,858 units consisting of shares of the Company's common stock and warrants to purchase shares of the Company's common stock at $2.625 per share providing the Company with $3,000,002 working capital. The Company's management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs through March 31,2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

Future Obligations

     The ability of the Company to raise capital is, in the opinion of management, the primary constraint on the implementation of its business plan. Management estimates that during the next twelve (12) months, the Company will require approximately $3,000,000 of equity and/or long term debt to finance its costs of marketing, system deployment, and continued refinement of its services.

     During the next twelve months, subject to raising adequate capital or securing financing for its VIP systems, the Company intends to substantially increase its VIP system installations, to continue marketing of its VIP systems, to introduce new services, and to continue refining the services it currently provides. Subject to the Company's ability to fund the cost, management expects the Company to hire or contract with approximately thirty (30) additional persons during the next twelve (12) months, primarily to support its expanding marketing activities, software and hardware development, and system installations. At November 7, 2000, the Company employed thirty-five (35) full time employees.

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

     The Company has not encountered any material problems with its own software products with the Year 2000 date change. All of the Company's products are designed to record, store, and process calendar dates occurring before and after January 1, 2000 with the same full year accuracy (i.e. four numeric characters instead of two).

     An impact analysis has been conducted to identify the risk of failure within the Company's in-house computer systems. The Company continues to monitor its systems for latent issues, however its management believes that there will be no adverse impact with the Year 2000 date change. However, this risk to the Company's business relates not only to the Company's computer systems, but also to some degree to those of the Company's suppliers and customers and there is a risk that existing and potential customers may not purchase the Company's products in the future if the computer systems of such existing or potential customers are adversely impacted by the Year 2000 date changes. The Company has developed a policy to ensure that all key customers, suppliers and strategic partners operate and provide Year 2000 compliant systems and software. The Company has collected certifications from third parties on compliance.

     No business can guarantee that there will be no Year 2000 problems. Some litigation has arisen out of Year 2000 compliance issues, and the Company is aware of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

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

(c)  Recent Sales of Unregistered Securities

     Three warrantholders exercised their warrants to purchase a total of 10,736 shares of common stock. On July 13, 2000, the Company issued 5,000 shares of common stock of the Company to Eugene Starr at an exercise price of $3.00 per share pursuant to the exercise of a warrant. On July 18, 2000, the Company issued 736 shares of common stock of the Company to Murray Alter in a cashless exercise of his warrant to purchase 2,500 shares of common stock at an exercise price of $3.00 per share. The shares were issued on a net basis. On August 2, 2000, the Company issued 5,000 shares of common stock of the Company to Patrick Hund at an exercise price of $3.00 per shares pursuant to the exercise of a warrant.

     On August 16, 2000, the Company issued Craig Dierksheide and Ameritel Communications, LLC each warrants to purchase 13,750 and 11,250 shares of common stock of the Company, respectively, at an exercise price of $1.00 per share to be exercised on or before December 30, 2000, in exchange for a warrant to purchase 25,000 shares of common stock of the Company at the same exercise price, that was previously issued to In Touch Solutions, LLC.

     On August 24, 2000, the Company completed the sale of 1,142,858 units (the "Units") consisting of one share of the Company's common stock and one warrant to purchase one-fourth (1/4th) of a share of the Company's common stock. The Units were sold at a purchase price of $2.625 per Unit. The warrants are exercisable at an exercise price of $2.625 per share and are exercisable for 5 years, subject to certain adjustments. Stifel, Nicolaus & Company, Incorporated ("Stifel") acted as a placement agent for this offering and received warrants to purchase 51,035 shares of the Company's common stock at an exercise price of $3.53 per share, subject to certain adjustments, in addition to commissions payable to it in cash in the amount of 6% of the gross proceeds of the offering which gross proceeds equaled $3,000,002. Stifel's warrants are exercisable for five years beginning on the first anniversary of the completion of the offering. Additional terms of the offering are incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2000.

     On September 8, 2000, the Company issued a number of warrants. The Company issued each of Peter Foster, Tyler Runnels and Mohammed Hadid a warrant to purchase 20,000 shares of common stock of the Company at an exercise price of $2.75 per share to be exercised on or before September 8, 2001, related to their service as advisory council members. The Company also issued Robert Ramsdell a warrant to purchase 40,000 shares of common stock of the Company on the same terms and also related to his service as an advisory council member.

     On September 15, 2000, the Company issued Gerard Hallaren a warrant to purchase 40,000 shares of common stock of the Company at an exercise price of $2.93 per share. The warrant is immediately exercisable with respect to one-third of the shares; exercisable after the first anniversary of the grant of the warrant on September 15, 2000, with respect to one-third of the shares; and exercisable after the second anniversary of the grant of the warrant, with respect to the final one-third of the shares. The warrant must be exercised on or before September 19, 2003. This issuance was related to Mr. Hallaren's service on the board of directors of the Company. Mr. Hallaren is an employee of Stifel.

     All of the transactions referred to in this section are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities
Act.   Except for the offering of Units on August 24, 2000 set forth above, these transactions did not involve an underwriter and no underwriting discounts or commissions were paid.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

Gerard Hallaren was elected a director of the Company in September 2000 and in conjunction with that position he received a warrant as set forth above. Mr. Hallaren is an employee of Stifel.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

Exhibit
Number          Description of Exhibits
------          -----------------------

10.1* Form of Subscription Agreement between the Company and each purchaser in the August 24, 2000 offering.

10.2* Form of Warrant Certificate issued by the Company to each purchaser in the August 24, 2000 offering.

10.3* Warrant Certificate, dated August 24, 2000, issued by the Company to Stifel, Nicolaus & Company, Incorporated.

10.4**          Form of Warrant Certificate and Warrant Schedule.

* Filed as an Exhibit to the Company's Form 8-K on August 24, 2000 and incorporated herein by reference.

**   Filed herewith.

(b)  Reports on Form 8-K

     On August 24, 2000, the Company filed a Current Report on Form 8-K to announce the completion of its private offering of certain equity securities of the Company to investors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PREFERRED VOICE, INC.


   November 14, 2000                    /s/ G. Ray Miller
------------------------                ---------------------------------------
          Date                          G. Ray Miller
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)



   November 14, 2000                    /s/ Mary G. Merritt
------------------------                ---------------------------------------
          Date                          Mary G. Merritt
                                        Secretary, Treasurer and Vice President
                                        of Finance
                                        (Principal Financial Officer)