Form 10QSB
period 2000-12-31
PREFERRED VOICE INC
filed 2001-02-14
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended December 31, 2000.

                                       or

{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period
     From                 to                .
          ---------------    --------------

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

           Delaware                                      75-2440201
--------------------------------------       -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                75206
--------------------------------------       -----------------------------------
(Address of Principal Executive                         (Zip Code)
            Offices)

                                 (214) 265-9580
                  ---------------------------------------------
              (Registrant's Telephone Number, including area code.)

                                 Not Applicable
       ------------------------------------------------------------------
              (Former name, Former Address and Former Fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes X     No
                  -----     -------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 14,780,086 shares as of December 31, 2000.

Transitional Small Business Format    Yes                     No  X
                                         ------------           --------


                                      INDEX

                              Preferred Voice, Inc.

Part I.  Financial Information                                                                   1

Item 1.  Financial Statements                                                                    1

         Balance Sheets-December 31, 2000, December 31, 1999 and March 31, 2000.                 1

         Statements of Operations-Three Months Ended December 31, 2000 and
         1999, and Nine Months Ended December 31, 2000 and 1999, and for the
         Year Ended March 31, 2000.                                                              3

         Statements of Cash Flows-Nine Months Ended December 31, 2000 and 1999
         and for the Year Ended March 31, 2000.                                                  4

         Notes to Financial Statements - December 31, 2000.                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         15

Part II. Other Information                                                                      18

Item 1.  Legal Proceedings                                                                      18

Item 2.  Changes in Securities                                                                  18

Item 3.  Defaults upon Senior Securities                                                        19

Item 4.  Submission of Matters to a Vote of Security Holders                                    19

Item 5.  Other Information                                                                      19

Item 6.  Exhibits and Reports on Form 8-K                                                       19

Signatures                                                                                      20


  The accompanying notes are an integral part of these statements.



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                     Preferred Voice, Inc.

                                                        Balance Sheets
                                         December 31, 2000 and 1999 and March 31, 2000


                                                                 December 31,         December 31,          March 31,
                                                                     2000                 1999                2000
Assets                                                           (Unaudited)          (Unaudited)           (Audited)

      Current Assets:

          Cash and Cash Equivalents                           $    1,018,319        $   1,935,896       $    1,373,291
          Accounts Receivable, net of allowance
          for doubtful accounts of $ -0-, $-0-
          and $-0-, respectively                                       7,527              391,382                3,924
          Inventory                                                   47,785                  -0-               84,724
          Prepaid Expenses                                           761,306              761,018              761,018
          Employee Receivables                                         1,573                  -0-                  -0-
                                                              -------------------  -------------------  ------------------
      Total Current Assets                                    $    1,836,510        $   3,142,186       $    2,222,957
                                                              -------------------  -------------------  ------------------

      Property and Equipment:
         Computer Equipment                                   $      752,128        $     285,453       $      321,248
         Furniture and Fixtures                                       42,691               24,495               38,880
         Office Equipment                                             59,774               14,933               18,198
         Computer Software                                           681,600              274,145              384,686
         LESS:  Accumulated Depreciation                           (444,333)            (249,957)            (253,143)
                                                              -------------------  -------------------  ------------------

      Net Property and Equipment                              $    1,091,860        $     349,069       $      509,869
                                                              -------------------  -------------------  ------------------

      Other Assets:

         Deposits                                             $       90,195        $      85,114       $       85,114
         Deferred Stock Issue Costs                                      -0-                  -0-               19,803
         Trademarks                                                   47,313                  -0-                7,472
                                                              -------------------  -------------------  ------------------

                                                              -------------------  -------------------  ------------------
      Total Other Assets                                      $      137,508        $      85,114       $      112,389
                                                              -------------------  -------------------  ------------------

Total Assets                                                  $    3,065,878        $   3,576,369       $    2,845,215
                                                              -------------------  -------------------  ------------------
                                                              -------------------  -------------------  ------------------





                                                                 December 31,         December 31,          March 31,
                                                                     2000                 1999                 2000
Liabilities and Stockholders' Deficit                            (Unaudited)          (Unaudited)           (Audited)

      Current Liabilities:
       Accounts Payable                                       $      177,965     $      279,312       $      272,818
       Accrued Operating & Vacation Expenses                          49,193             19,044               24,981
       Accrued Payroll and Related Tax                                 1,606            151,006                2,265
       Accrued Interest Payable                                       43,301            219,392               39,851
       Customer Deposits                                                 -0-                -0-              390,992
       Notes Payable                                                  80,866             90,866               50,866
       Notes Payable-Related Parties                                     -0-                -0-                  -0-
       Deferred Revenue                                              342,118            390,992                  -0-
                                                              --------------     --------------       --------------

      Total Current Liabilities                               $      695,049     $    1,150,612       $      781,773
                                                              --------------     --------------       --------------
      Long Term Debt:
       Long-Term Debt, Net Of Current Maturities              $          -0-     $          -0-       $       30,000
                                                              --------------     --------------       --------------

      Total Long Term Debt                                    $          -0-     $          -0-       $       30,000
                                                              --------------     --------------       --------------


      Commitments and Contingencies (Note H)

      Stockholders' Deficit:
       Common Stock, $0.001 par value
         20,000,000 shares authorized;
         shares issued 14,780,086,   13,170,546,
         and 13,276,796, respectively                         $       14,780     $       13,170       $       13,277
      Additional  Paid In Capital                                 12,126,947          8,737,244            8,952,788
      Accumulated Deficit                                        (9,769,030)        (6,322,789)          (6,930,755)

      Treasury Stock - at cost                                       (1,868)            (1,868)              (1,868)
                                                              --------------     --------------       --------------

      Total Stockholder Deficit                               $    2,370,829     $    2,425,757       $    2,033,442
                                                              --------------     --------------       --------------

Total Liabilities and Stockholder Deficit                     $    3,065,878     $    3,576,369       $    2,845,215
                                                              --------------     --------------       --------------
                                                              --------------     --------------       --------------



                              Preferred Voice, Inc.

                            Statements of Operations

              For The Three Months Ended December 31, 2000 and 1999
            And For the Nine Months Ended December 31, 2000 and 1999
                      And For the Year Ended March 31, 2000




                                                  Three Months Ended                    Nine Months Ended
                                            December 31,       December 31,      December 31,      December 31,          March 31,
                                              2000                 1999              2000              1999                2000
                                          (Unaudited)          (Unaudited)        (Unaudited)       (Unaudited)          (Audited)
                                        -----------------    -----------------  ----------------  ----------------    --------------

Sales                                     $      8,588      $      58,263        $     66,646      $    880,908       $     885,134

  Cost of Sales                                 19,770             65,835              80,284           201,917             215,293
                                          ------------      -------------        ------------      ------------       -------------

  Gross Profit (loss)                     $   (11,182)      $     (7,572)        $   (13,638)      $    678,991       $   (669,841)
                                          ------------      -------------        ------------      ------------       -------------

Costs and Expenses:
  General & Administrative                   1,019,492           482,259            2,821,188         1,072,070           1,675,971
  Interest Expense                               1,150             5,247                3,450            27,137              28,556
                                          ------------      ------------         ------------      ------------       -------------

  Total Costs and Expenses                $  1,020,642      $    487,506         $  2,824,638      $  1,099,207       $   1,704,527
                                          ------------      ------------         ------------      ------------       -------------

Gain/(Loss) Before Income Tax             $(1,031,824)      $  (495,078)         $(2,838,276)      $  (420,216)       $ (1,034,686)

Other Income (Expense):
  Loss From Sale of Assets                         -0-               -0-                  -0-               -0-            (18,356)
                                          ------------      ------------         ------------      ------------       -------------

Gain/(Loss) From Operations Before
  Income Taxes/Extraordinary Items        $(1,031,824)      $  (495,078)         $(2,838,276)      $  (420,216)       $ (1,034,686)

Provision for Income Tax                           -0-               -0-                  -0-               -0-                -0-
                                          ------------      ------------         ------------      ------------       -------------

Loss Before Extraordinary Item            $(1,031,824)      $  (495,078)         $(2,838,276)      $   (420,216)      $ (1,034,686)
                                          ------------      ------------         ------------      ------------       -------------
                                          ------------      ------------         ------------      ------------       -------------

Extraordinary Item:
 Gain from Extinguishment of Debt                  -0-             5,125                  -0-            35,116              59,976
  (less applicable income taxes of -0-)

Net Loss                                  $(1,031,824)      $  (489,953)         $(2,838,276)      $  (385,100)       $   (993,066)
                                          ------------      ------------         ------------      ------------       -------------
                                          ------------      ------------         ------------      ------------       -------------


Per Share Amounts:

 Gain/(Loss) from Operations              $     (0.07)      $     (0.04)         $     (0.21)      $     (0.04)       $      (0.10)

 Gain from Extinguishment of Debt         $        -        $       -            $          -      $          -       $        0.01

Net Gain/Loss (Per Share)                 $     (0.07)      $     (0.04)         $     (0.21)      $     (0.04)       $      (0.09)




                                                   Preferred Voice, Inc.

                                                  Statement of Cash Flows

                                   For the Nine Months Ended December 31, 2000 and 1999
                                           And For the Year Ended March 31, 2000




                                                                     December 31,       December 31,          March 31,
                                                                         2000               1999                2000
                                                                      (Unaudited)        (Unaudited)          (Audited)
                                                                    ----------------  ------------------  ------------------

      Cash Flows from Operating Activities:
        Cash Received from customers                                  $      12,596       $     823,868      $    1,273,062
        Cash Paid to suppliers and employees                            (2,773,083)         (1,306,402)         (2,093,749)
        Interest Paid                                                           -0-            (16,978)           (224,235)
                                                                      -------------       -------------      --------------

               Net Cash used by Operating Activities                  $ (2,760,487)       $   (499,512)      $  (1,044,922)
                                                                      -------------       -------------      --------------

      Cash Flows from Investing Activities:
         Capital Expenditures                                         $   (773,181)       $  (158,592)       $   (389,436)
         Employee Advances                                                  (1,573)                -0-                 -0-
         Proceeds from Sale of Fixed Assets                                     -0-                250               1,750
                                                                      -------------       ------------       -------------

               Net Cash used by Investing Activities                  $  (774,754)        $  (158,342)       $     387,686
                                                                      -------------       ------------       -------------

      Cash Flows from Financing Activities:

         Proceeds from Sale of Stock                                  $  3,192,936        $  2,570,000       $   2,792,149
         Proceeds from Notes Payable                                            -0-            200,000             200,000
         Note Principal Payments                                                -0-          (218,000)           (228,000)
         Stock Issuance Costs                                              (12,667)                -0-                 -0-
                                                                      -------------       ------------       -------------

               Net Cash provided by Financing Activities              $   3,180,269       $  2,552,000       $   2,764,149
                                                                      -------------       ------------       -------------

      Net Increase (Decrease) in Cash and
          Cash Equivalents                                            $   (354,972)       $  1,894,146       $   1,331,541

      Cash and Cash Equivalents:
         Beginning of Period                                              1,373,291             41,750              41,750
                                                                      -------------       ------------       -------------

         End of Period                                                $   1,018,319       $  1,935,896       $   1,373,291
                                                                      -------------       ------------       -------------
                                                                      -------------       ------------       -------------



                                                                 December 31,         December 31,          March 31,
                                                                     2000                 1999                 2000
                                                                 (Unaudited)          (Unaudited)           (Audited)
                                                              -------------------  -------------------  -------------------
      Supplemental Schedule of non-cash investing and
      financing activities:

           Issuance of Common Stock in                           $           -0-       $     852,383        $         -0-
            Exchange for Debt
                                                                 ---------------       -------------        -------------

      Total Non-Cash Investing Activities                        $           -0-       $     852,383        $         -0-
                                                                 ---------------       -------------        -------------
                                                                 ---------------       -------------        -------------


      Reconciliation of Net Gain/(Loss) to Net
           Cash used by Operating Activities:

      Net Gain/(Loss)                                            $   (2,838,276)       $    (385,100)       $    (993,066)
                                                                 ---------------       --------------       --------------

       Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities:

         Depreciation                                            $       191,190       $      90,484        $     140,948
         (Gain) Loss on Sale of Fixed Assets                                 -0-                 275               18,356


         Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts Receivable                   (3,603)            (390,921)              (3,064)
            (Increase) Decrease in Employee Receivables                      -0-                2,900                2,500
            (Increase) Decrease in Patents                              (39,841)                  -0-              (7,472)
            (Increase) Decrease in Deposits                              (5,081)              (3,579)              (3,579)
            (Increase) Decrease in Prepaid Expenses                        (288)                  -0-                  -0-
            Increase (Decrease) in Inventory                              36,939                  -0-             (84,724)
            Increase (Decrease) in Accounts Payable                     (79,657)             (20,115)             (91,016)
            Increase (Decrease) in Deferred Revenue                          -0-              390,992                  -0-
            Increase (Decrease) in Customer Deposits                    (48,874)                  -0-              390,992
            Increase (Decrease) in Accrued Expenses                       27,004            (184,448)            (414,797)
                                                                 ---------------       --------------       --------------


                  Total Adjustments                              $       77,789        $    (114,412)       $     (51,856)
                                                                 ---------------       --------------       --------------

      Net Cash used by Operating Activities                      $   (2,760,487)       $    (499,512)       $  (1,044,922)
                                                                 ---------------       --------------       --------------
                                                                 ---------------       --------------       --------------



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

   Revenue recognition
   -------------------

     The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. For the three months and nine months ended December 31, 2000, the majority of the Company's revenue consisted of revenue sharing receipts and billing one customer for a software and hardware installation, respectively.

   Advertising expense
   -------------------

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $38,808 and $62,658 for the three months and nine months ended December 31, 2000, respectively.

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

     Loss per share is based on the weighted average number of shares outstanding of 14,394,862 and 13,746,448 for the three months and nine months ended December 31, 2000, respectively.

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

Note C - Note payable:

   Note payable consists of the following at December 31, 2000:


     ---------------------------------------------------------------------------------------
     Note payable,  Brite Voice Systems,  Inc.,  dated January 31, 1997. Note is unsecured and payable in monthly installments of $8,112, including interest at the rate of prime + 2 (8.5% at March 31, 1999) through $50,866  maturity
     on January 1, 1998.                                                          $50,866
     ---------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------


     The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997, the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- and $-0- for the three months and nine months ended December 31, 2000, respectively.

Note D - Long-term debt:

   Long-term debt consisted of the following at December 31, 2000:



     ----------------------------------------------------------------------------------------
     Notes payable  dated  various dates from May 20, 1996 through  September 9,
     1996,  secured by common stock with  principal and accrued  interest due at maturity on various dates through  September 9, 1998.  216,250  warrants to purchase  shares of common  stock at $3.00 per share  expiring  on  various dates  through  September  9, 1998 were issued to the note  holders.  These notes were converted into 1,602,712 shares of common stock on various dates
     through March 31, 2000.                                                       $20,000
     ----------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------
     Note  payable  to  Equity  Communication.  This note is  unsecured,
     non-interest bearing, and due upon demand.                                     10,000
     ----------------------------------------------------------------------------------------
                                                                                   $30,000
     ----------------------------------------------------------------------------------------
     Less current portion                                                           30,000
     ----------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------
     Total                                                                              $0
                                                                                   ----------
     ----------------------------------------------------------------------------------------



Interest expense charged to operations related to the long-term debt was $1,150 and $3,450 for the three months and nine months ended December 31, 2000, respectively.

Note E - Common stock:

 Stock purchase warrants
 -----------------------

     At December 31, 2000, the Company had outstanding warrants to purchase 2,452,453 shares of the Company's common stock at prices which ranged from $0.50 per share to $4.00 per share. The warrants are exercisable at any time and expire on dates ranging from February 11, 2001 to August 24, 2006. At December 31, 2000, 2,452,453 shares of common stock were reserved for that purpose.

 Common stock reserved
 ---------------------

     At December 31, 2000, shares of common stock were reserved for the following purposes:



                        ---------------------------------------------------------------------------
                        Exercise of stock warrants                                       2,452,453
                        ---------------------------------------------------------------------------
                        ---------------------------------------------------------------------------
                        Exercise and future grants of stock
                           options and stock appreciation rights
                           under the 1994 stock option plan                                412,250
                        ---------------------------------------------------------------------------
                        ---------------------------------------------------------------------------
                        Exercise and future grants of stock options
                           and stock appreciation rights under the
                           2000 stock option plan                                        2,000,000
                        ---------------------------------------------------------------------------
                        ---------------------------------------------------------------------------
                                                                                         4,864,703
                        ---------------------------------------------------------------------------




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

 The provision for income taxes consists of:

                        ---------------------------------------------------------------------------------------------------
                                                                       For the three         For the nine
                                                                        months ended         months ended
                                                                        December 31,         December 31,
                                                                            2000                 2000
                        ---------------------------------------------------------------------------------------------------
                        ---------------------------------------------------------------------------------------------------
                        Current income taxes                                  $0                   $0
                        ---------------------------------------------------------------------------------------------------
                        ---------------------------------------------------------------------------------------------------
                        Change in deferred income taxes due
                           to temporary differences                           $0                   $0
                        ---------------------------------------------------------------------------------------------------



                        ---------------------------------------------------------------------------------------------------
                        Current income taxes                                  $0                   $0
                        ---------------------------------------------------------------------------------------------------
                        ---------------------------------------------------------------------------------------------------
                        Change in deferred income taxes due                   $0                   $0
                        ---------------------------------------------------------------------------------------------------


Note F - Income taxes (continued):

 Deferred tax (liabilities) assets consist of the following:


                        --------------------------------------------------------------------
                        Accumulated depreciation                             $  (28,000)
                        --------------------------------------------------------------------
                        --------------------------------------------------------------------
                        Gross deferred tax liabilities                       $  (28,000)
                        --------------------------------------------------------------------
                        --------------------------------------------------------------------
                        Accrued liabilities                                  $     9,000
                        --------------------------------------------------------------------
                        Start-up expenditures                                      1,000
                        --------------------------------------------------------------------
                        Net operating loss carryforward                        3,295,000
                        --------------------------------------------------------------------
                        --------------------------------------------------------------------
                        Gross deferred tax assets                           $  3,305,000
                        --------------------------------------------------------------------
                        Valuation allowance                                  (3,277,000)
                        --------------------------------------------------------------------
                        --------------------------------------------------------------------
                        Net deferred tax assets                             $    28,000
                        --------------------------------------------------------------------
                        --------------------------------------------------------------------
                                                                            $         0
                                                                            ----------------
                        --------------------------------------------------------------------



     The increase in the deferred tax valuation allowance for the three months and nine months ended December 31, 2000 was $348,000 and $985,000, respectively.

     The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

     The Company has available at December 31, 2000, a net operating loss carryforward of approximately $9,690,000 which can be used to offset future taxable income through the year 2022. Net operating loss limitations may be imposed if changes in stock ownership of the Company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.


Note G - Stock option plans:

     On November 1, 1994, the Company adopted a stock award and incentive plan (the "1994 Plan") which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The plan reserves 450,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (the "Committee") charged with administering the 1994 Plan.

     Under the terms of the 1994 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At December 31, 2000, options to purchase 412,000 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at December 31, 2000.

     On September 29, 2000, the Company adopted a 2000 stock plan for incentive stock options and other equity participation (the "2000 Plan") which permits the issuance of stock purchase agreements, stock awards, incentive stock options, non-qualified stock options and stock appreciation rights to selected employees and independent contractors of the Company. The plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by a committee of the Board of Directors (the "2000 Committee") charged with administering the 2000 Plan. As of December 31, 2000, the 2000 Plan had not yet been approved by the Company's stockholders.


Note G - Stock option plans (continued):

     Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the 2000 Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At December 31, 2000, options to purchase 542,000 shares at an exercise price of $1.40 per share were granted and outstanding, subject to stockholder approval of the 2000 Plan. No stock appreciation rights had been granted at December 31, 2000.

     The per share weighted-average fair value of stock options granted during the three months and nine months ended December 31, 2000, was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

                        ----------------------------------
                        Expected dividend yield              0.00%
                        ----------------------------------
                        ----------------------------------

                        ----------------------------------
                        ----------------------------------
                        Risk-free interest rate              4.99% - 6.02%
                        ----------------------------------
                        ----------------------------------

                        ----------------------------------
                        ----------------------------------
                        Expected life                        2.5 years to
                                                               6 years

                        ----------------------------------
                        ----------------------------------

                        ----------------------------------
                        ----------------------------------
                        Expected volatility                  134% to 139%
                        ----------------------------------

     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:



                        -----------------------------------------------------------------------------------------------
                                                                                                  For the nine
                                                                          For the three           months ended
                                                                          months ended            December 31,
                                                                        December 31, 2000             2000
                        -----------------------------------------------------------------------------------------
                        -----------------------------------------------------------------------------------------
                        Net loss:
                        ------------------------------------------------
                        ------------------------------------------------
                          As reported                                         $(1,031,824)          $(2,838,276)
                        -----------------------------------------------------------------------------------------

                        ------------------------------------------------
                        ------------------------------------------------
                          Proforma                                            $(1,074,041)          $(2,944,761)
                        -----------------------------------------------------------------------------------------
                        -----------------------------------------------------------------------------------------

                        ------------------------------------------------
                        Loss per common share:
                        ------------------------------------------------
                        ------------------------------------------------
                          As reported                                         $     (0.07)          $     (0.21)
                        -----------------------------------------------------------------------------------------
                        -----------------------------------------------------------------------------------------
                        ------------------------------------------------
                          Proforma                                            $     (0.07)          $     (0.21)
                        -----------------------------------------------------------------------------------------
                        -----------------------------------------------------------------------------------------


Note G - Stock option plans (continued):

   Following is a summary of the stock award and incentive plans during the three months and nine months ended December 31, 2000:


                                                                1994 Plan                           2000 Plan
                                                         Number           Weighted           Number         Weighted
                                                           of              average             of           average
                                                         shares        exercise price        shares      exercise price

          Outstanding at March 31, 2000                      406,500             $0.96               0            $0.00

             Granted                                          15,000              2.50               0             0.00
             Exercised                                       (9,500)              1.00               0             0.00

          Outstanding at September 30, 2000                  412,000             $1.02               0            $0.00

             Granted                                               0              0.00         542,000             1.40
             Exercised                                             0              0.00               0             0.00

          Outstanding at December 31, 2000                   412,000             $1.02         542,000            $1.40
                                                          ----------        ----------       ---------       ----------
                                                          ----------        ----------       ---------       ----------

          Options exercisable at December 31, 2000           270,333             $0.93               0            $0.00

          Weighted average fair value of options
             granted during the nine months ended             15,000             $2.13         542,000            $1.40
             December 31, 2000


Note H - Commitments:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of December 31, 2000:


                             ---------------------------------------------------------------
                                Year ending
                                December 31,                                       Amount

                             ---------------------------------------------------------------
                                2001                                               $137,098
                             ---------------------------------------------------------------
                                2002                                                176,611
                             ---------------------------------------------------------------
                                2003                                                170,433
                             ---------------------------------------------------------------
                                2004                                                169,685
                             ---------------------------------------------------------------
                                2005                                                170,527
                             ---------------------------------------------------------------
                                Thereafter                                           42,632
                             ---------------------------------------------------------------
                                                                                   $866,986
                             ---------------------------------------------------------------
                             ---------------------------------------------------------------




     Total rent expense charged to operations was $48,604 and $106,620 for the three months and nine months ended December 31, 2000, respectively.


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

Note J -  Going concern:

     The Company has incurred substantial operating losses to date. The Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock through subsequent offerings of its common stock.

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

     In August 2000, the Company completed the issuance of an additional 1,142,858 common shares through a private offering, resulting in net proceeds (after deducting issuance costs) of $2,787,531. In connection with the offering, the Company also issued warrants to purchase 285,715 shares of common stock at a price of $2.625 per share.

     As of December 31, 2000, the Company has entered into thirty-one revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company began receiving revenue from the agreements in November 2000.

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

Note K - Concentrations:

   Concentrations of credit risk
   -----------------------------

     At December 31, 2000, the Company had cash balances of $1,005,967 with one banking institution, which is in excess of the federally insured amount of $100,000 per institution. These balances are before considering outstanding items.

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

     In December of 1998, the Company realized that the resources necessary to sell and market its services directly to subscribers would require extensive amounts of working capital and began researching venues which already had inherent customer bases. The first distribution channel that the Company explored was the use of master distributors in various cities and states around the country. The Company believes this will be a source of customer addition once the Company is in the position to locate its VIP Systems in the master distributor marketing areas. The second is through revenue sharing directly with Incumbent Local Exchange Carriers ("ILECs"), Wireless Communication Carriers ("WCCs"), and Competitive Local Exchange Carriers ("CLECs"). This avenue is extremely attractive to the Company because these entities already have customer bases and the infrastructure to service large numbers of customers. To date, the Company has signed thirty ILEC and WCC multi-year contracts. Four contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for the Company. Four contracting telecommunications providers are in the system acceptance and early marketing stages and should generate revenues in the early part of the next fiscal year.

     The Company is still at an early stage of implementing its business plan. It is subject to risks inherent in the establishment and deployment of technology with which the consumer has very little experience. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, the management of the Company believes the public will be more apt to accept and utilize its many features. In order for the Company to succeed, it must secure adequate financial and human resources to meet its requirements, including adequate numbers of technical support staff to provide service for its customers; establish and maintain relationships with telecommunications providers; facilitate integration with various switch environments; establish a lead time for delivery of hardware; achieve user acceptance for its services; generate reasonable margins on its services; deploy and install VIP Systems on a timely and acceptable schedule; respond to competitive developments; mitigate risk associated with obtaining patents and copyrights and other protections of intellectual property; and
continually update its software to meet the needs of end users. Failure to achieve these objectives could adversely affect the Company's business, operating results and financial condition.


Results of Operations

     For the nine month period ended December 31, 2000, the Company recorded net loss of $2,838,276, or $.21 per share, compared to a net loss of $385,100 or $.04 per share, for the nine month period ended December 31, 1999. For the three month period ended December 31, 2000, the Company recorded a net loss of $1,031,824, or $.07 per share, compared to a net loss of $489,953, or $.04 per share, for the three month period ended December 31, 1999.

         Total Revenue

     Total revenue for the nine months period ended December 31, 2000, was $66,646 compared to $880,908 for the nine months period ended December 31, 1999. Of the revenue booked in the nine months period ended December 31, 2000, 74% was generated from sales of its VIP systems, 15% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line", and 11% from revenue sharing agreements. Of the revenue booked in the nine months period ended December 31, 1999, 65% was generated from one-time licensing fees to KMC Telecom Holdings, 22% was from sales of its VIP systems, 10% from customer tests, 2.5% from master distributor fees for specific marketing rights, and the remaining .5% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". Total revenue for the three months period ended December 31, 2000 was $8,588 compared to $58,263 for the three months period ended December 31, 1999. Of the revenue booked in the three months period ended December 31, 2000, 88% for revenue sharing agreements, and 12% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". Of the revenue booked in the three months period ended December 31, 1999, 97% was from customer tests and 3% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". For the fiscal year ended March 31, 2000, revenues of $885,134 were generated - 65% from one-time licensing fees to KMC Telecom Holdings, 22% from sales of its VIP systems, 10% from customer tests, 3% from master distributor fees for specific marketing rights, and 1% from service fees for the Company's "Emma the Perfect Receptionist" and "Smart Line". The reduction of revenues reflects that in the fiscal year ended March 31, 2000, the Company obtained most of its revenues from a licensing arrangement with KMC Telecom Holdings, Inc. ("KMC"), whereas revenue sharing agreements with its new customers have provided the Company most of its revenues in the last three quarters of the fiscal year ending March 31, 2001.

     The Company anticipates that revenues from its revenue sharing agreements will grow gradually in the final quarter of its fiscal year 2001 as it continues to install VIP systems in the central switch offices of ILECs and WCCs which have already signed revenue sharing agreements. The Company intends to focus its marketing efforts, in the near future, on entering into revenue share agreements with ILECs and WCCs and does not anticipate substantial revenue going forward from the sale of master distributorships or direct licensing of the VIP Systems such as was done in the KMC licensing agreement.

         Cost of Sales

     Cost of sales for the nine months period ended December 31, 2000 was $80,284 compared to $201,917 for the nine months period ended December 31, 1999. For the nine months period ended December 31, 2000, 68% of the costs were for network infrastructure such as collocations, connectivity, system access, and long-distance and 32% of the costs were for VIP system hardware purchased by KMC, whereas in the comparable period of the previous year 55% of the costs were for VIP system hardware purchased by KMC, 16% of the costs were associated with the closing of the KMC licensing agreement, and 29% were for network infrastructure such as collocations, connectivity, system access and long distance. Cost of sales for the three months period ended December 31, 2000 was $19,770 compared to $65,835 for the three months period ended December 31, 1999, with costs being similarly distributed as the cost distribution for the nine months ended December 31, 2000 and 1999, respectively.

         Selling, General and Administrative

     Selling, general and administrative expenses for the nine months period ended December 31, 2000 was $2,821,188 compared to $1,072,070 for the nine months period ended December 31, 1999. Selling, general and administrative expenses for the three months period ended December 31, 2000 was $1,019,492 compared to $482,259 for the three months period ended December 31, 1999. The difference in the period ended December 31, 1999 and the same period in 2000 was primarily due to the staffing increases and increased marketing efforts of the Company's revenue sharing program to wireline and wireless carriers.

     The Company expects that selling, general and administrative expenses will continue to increase through fiscal 2001, such expenses to include costs related to increases in the number of employees and general overhead.


         Research and Development

     The Company has not expensed any research and development costs for any of the periods stated on its financial statements, but has capitalized costs of $681,600 for development of its proprietary software and hardware for the period ended December 31, 2000, in comparison to $269,145 for the period ended December 31, 1999.

         Extraordinary Items

     The Company has recognized income from the extinguishment of debt of $0 and $35,116 respectively for the nine months period ended December 31, 2000 and 1999. For the three months period ended December 31, 2000 and 1999, the Company recognized income from extinguishment of debt of $0 and $5,125, respectively.

         Income Taxes

     As of December 31, 2000, the Company had cumulative federal net operating losses of approximately $9.7 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in stock ownership of the Company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

     The Company's cash and cash equivalents at December 31, 2000 were $1,018,319 a decrease of $354,972 from $1,373,291 at March 31, 2000.

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

    On November 16, 2000 the Company filed a breach of contract suit against KMC. See Part II - Item 1 "Legal Proceedings" for additional information regarding the legal proceedings.

         Future Obligations

     The ability of the Company to raise capital is, in the opinion of management, the primary constraint on the implementation of its business plan. Management estimates that during the next twelve (12) months, the Company will require approximately $2,000,000 of equity and/or long term debt to finance its costs of marketing, system deployment, and continued refinement of its services.

     During the next twelve months, subject to raising adequate capital or securing financing for its VIP systems, the Company intends to substantially increase its VIP system installations, to continue marketing of its VIP systems, to introduce new services, and to continue refining the services it currently provides. Subject to the Company's ability to fund the cost, management expects the Company to hire or contract with approximately thirty (30) additional persons during the next twelve (12) months, primarily to support its expanding marketing activities, software and hardware development, and system installations. At February 12, 2001, the Company employed thirty-three (33) full time employees.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company filed a breach of contract suit against KMC Telecom Holdings, Inc. on November 16, 2000. The cause of action is styled in the name of the principal parties, Preferred Voice, Inc. v. KMC Telecom Holdings, Inc., Case No. 00-09351, filed in the 101st Judicial District, Dallas, Texas. The Company is seeking general, special and various other damages, including attorneys fees and declaratory judgment regarding certain terms of the Company's contract with KMC. See Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of facts underlying the proceedings.

Item 2.  Changes in Securities.

(a)  There have been no material changes in securities during the period.

(b) There have been no material changes in the class of securities or the rights of the holders of the registered securities.

(c)  Recent Sales of Unregistered  Securities

     The Company has granted an aggregate of 542,000 options to various employees of the Company, including its executive officers, pursuant to the 2000 Stock Plan for Incentive Stock Options and Other Equity Participation subject to stockholder approval.


Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K



Exhibit
Number             Description of Exhibits
------             -----------------------

10.1       2000 Stock Plan for Incentive Stock Options and Other Equity
           Participation

10.2       Form of Incentive Stock Option Agreement


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PREFERRED VOICE, INC.


February 14, 2001                   /s/ G. Ray Miller
--------------------------         -------------------------------------------
       Date                        G. Ray Miller
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors
                                     (Principal Executive Officer)




February 14, 2001                  /s/ Mary G. Merritt
---------------------------        -------------------------------------------
       Date                        Mary G. Merritt
                                   Secretary, Treasurer and
                                   Vice President of Finance
                                     (Principal Financial Officer)