Form 10KSB
period 2001-03-31
PREFERRED VOICE INC
filed 2001-06-29
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001
[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894
                              PREFERRED VOICE, INC.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                           75-2440201
-------------------------------                          -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

6500 Greenville Avenue
Suite 570
Dallas, Texas                                                 75206
-------------------------------                          -------------------
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
                                                              N/A

Securities registered under Section 12(g) of the Exchange Act:
    Common Stock, $0.001 par value
-------------------------------------------------
           (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

            Yes       X                  No
                --------------------       ---------------------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:  $138,097

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 25, 2001 was approximately $31,491,382. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 25, 2001, there were 15,744,571 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes            No      X
                                                  ----------      -----------


                              Preferred Voice, Inc.

                                                                                                                  Page

PART I
         Item 1.  Description of Business....................................................................       1
         Item 2.  Description of Properties..................................................................       9
         Item 3.  Legal Proceedings..........................................................................       9
         Item 4.  Submission of Matters to a Vote of Security Holders........................................       10

PART II
         Item 5.  Market for Common Equity and Related Stockholder Matters...................................       11
         Item 6.  Management's Discussion and Analysis or Plan of Operations.................................       12
         Item 7.  Financial Statements.......................................................................       18

PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of
         the Exchange Act....................................................................................       19
         Item 10.  Executive Compensation....................................................................       21
         Item 11.  Security Ownership of Certain Beneficial Owners and Management............................       22
         Item 12.  Certain Relationships and Related Transactions............................................       24
         Item 13.  Exhibits, List and Reports on Form 8-K....................................................       25


SIGNATURES...................................................................................................       28

INDEX TO EXHIBITS............................................................................................       29


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

                         Item 1: Description of Business

Background of the Company

         We integrate and market speech recognition technologies to phone companies, to enhance their overall package of voice services. Our key product, the Voice Integrated Platform ("VIP system" or the "system"), successfully integrates the Philips Speech Pearl Natural Dialog, the brand name of Philips Electronic North America Corporation's speech recognition technology, with our proprietary software application. The system is designed to utilize standard industrial grade hardware and a microprocessor-based computing system, with a Windows NT operating system that fits into a standard rack that can be placed in the phone company's switch room. With the VIP system, a subscriber to our services can use natural conversational speech to access a variety of enhanced service applications. We believe that the Philips speech recognition technology that its system incorporates is superior to other similar technologies and that its VIP system's enhanced services will become standard telephony options offered by phone companies in the 21st century.

         We were incorporated in Delaware in 1992 under the name of Direct Connect, Inc. and began operations in the telecommunications industry under the name of Preferred Telecom, Inc. in April 1995. We began as a long distance telecommunications carrier with a variety of enhanced services; however, in February 1997 we sold a number of assets, including our end-user customer base to Brite Voice Systems, Inc. ("Brite"). We elected to sell these assets because we believed that the growth prospects of this aspect of the business were limited. We have since focused on enhanced telephone services that feature speech recognition technology, believing that there are larger market opportunities in offering enhanced speech recognition services to phone companies.


The Market and Market Strategy

         Local Telephone Companies

         Local telephone companies comprise the largest market of telecommunications providers. The Federal Communications Commission ("FCC") reported in August of 2000 in its report on "Local Telephone Competition" that by the end of 1999 there were at least 1,300 providing over 181 million end-user service lines nationwide (carriers with under 10,000 lines in a state were not required to report to the FCC). Local telephone companies already have an existing subscriber base, and we believe that many desire to add enhanced service options to increase revenue and deter potential competition. The FCC reported in its "Statistics of Communications Common Carrier" report for year ended December 31, 1999 that in 1999 alone, local telephone common carriers spent over $12 billion on upgrading to digital central office switches. These switches enable carriers to provide their subscribers the latest enhanced services. We believe many local telephone companies have already begun to utilize outboard platforms for certain call processing services, such as pre-paid calling cards, as well as voice mail; however, we believe that the convenience of our VIP system will draw many local telephone companies to use our collocated systems.

         Cell Phone Companies

         Cell phone companies had an estimated 90.5 million subscribers nationwide at the end of June 2000. We believe that the number of wireless subscribers will increase to 168 million subscribers by the end of 2003. The FCC has licensed spectrum for up to eight operators per market in each of the 734 FCC designated cellular markets in the United States, Puerto Rico, Virgin Islands, Guam and other Territories and U.S. possessions. We believe cell phone companies need to capitalize on this growth and that they want to differentiate themselves from each other to be competitive. Therefore, many are beginning to offer their subscribers enhanced services, including voice messaging and voice activated services.

         Competitive Local Telephone Companies

         As of December 1999, there were approximately 298 facilities based competitive local telephone companies nationwide, providing approximately 8.3 million end-user service lines nationwide. We believe that competitive local telephone companies will secure more than 17% of the $l60 billion local exchange market by 2004. We, therefore, believe that the competitive local telephone market will provide a significant marketing opportunity over the next two years.

         Government Regulation

         The Telecommunications Act of 1996 requires telecommunications providers to look for new solutions to provide disabled persons equal access to their systems. Our VIP system may be able to provide a solution for phone companies' obligations to the disabled. Section 255 of the Telecommunications Act of 1996 requires a provider of telecommunications service to ensure that its service is accessible to and usable by individuals with disabilities, if readily achievable. Our VIP system with its voice activated services would allow people with limited manual dexterity, limited reach or strength, limited or no vision or other disabilities to access the national telecommunication network. The Texas legislature also passed an act "relating to expanding the specialized telecommunications devices assistance program and contracts for special features of the telecommunications relay access service." The act took effect on September 1, 1999 and expanded an existing voucher program, allowing the Public Utilities Commission and the Texas Commission for the Deaf and Hard of Hearing to issue vouchers and provide other financial assistance to individuals with disabilities that impair the individuals' ability to effectively access the telephone network. The act allows the vouchers to be used to purchase services that assist individuals with disabilities impairing the individual's ability to effectively access the telephone network, such as people with limited use of their hands. Originally, this law applied only to the hearing disabled, but the legislature amended the original act so that people with other disabilities could also receive vouchers for qualifying services. We believe that the VIP system is an economically feasible voice dialing and activated service that many telecommunications providers can make available to people with a disability, however, at this time our services have not been purchased with the vouchers provided under the act.

         Many state governments have also proposed legislation regarding the use of cellular phones while driving, New York state assembly being the first to pass a statewide ban on the use of hand-held cell phones while driving. The bill still requires governor signature but indications are that the bill will become law and become effective November 1, 2001. The National Conference of State Legislatures has reported that in at least 39 states legislators have proposed bills similar to the one passed by the New York legislature. At least a dozen municipalities have passed laws requiring use of a hands-free cell phone while driving or banning hand-held cell phone use. Legislation of this sort, if continued to be enacted, would require cellular telephone companies to provide hands-free enhanced services so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. We believe that our voice activated dialing, along with the hands-free speaker phones and headsets already available in the market, will provide cell phone companies with a means of complying with the proposed legislation and make those cell telephone companies that choose to make our product and services available to their customers leaders in the industry.

         Our initial marketing efforts are focused on telecommunications providers, primarily cell phone companies and local telephone companies with subscriber bases of 10,000 and above, with a greater marketing effort to be made to competitive local exchange carriers, or competitive local telephone companies, in the near future. The cell phone market has grown from 69 million subscribers in 1998 to 97 million subscribers in June of 2000 and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population. These companies are already offering some enhanced services to their subscribers, such as voice mail, call forwarding, call waiting and caller identification systems. In order to remain competitive, however, local telephone companies, competitive local telephone companies and cell phone companies need to provide their subscribers more enhanced services. We believe that our VIP system, with its enhanced speech recognition services, provides a solution to satisfy this need.

         Primary Markets

         Cell Phone Companies. Of the approximately 722 cellular telephone markets in the United States, there are 416 rural service areas and 306 metropolitan service areas that have multiple cell phone companies serving the same markets. The local telephone companies and cell phone companies are the two primary markets in which we have focused our marketing efforts, offering these phone companies a revenue sharing opportunity. We focus on these markets because the phone companies in these markets have an existing subscriber base. We believe that many cell phone companies want to offer the benefits of speech recognition services to their subscribers in order to maintain their subscriber base, but the cell phone companies often find such services to be cost prohibitive. We will provide and install our VIP system without charge. Our VIP system platform is designed to work in a cell phone company's central office, collocated alongside its central office switch. Unlike many other enhanced service companies' boxes, our VIP system is connected to the switch via industry standard, high-volume circuits, each of which is capable of carrying twenty-four (24) simultaneous calls.

         The ease of installation and the fact that we do not charge for the box or installation make our system a cost effective option for smaller cell phone companies. However, we have entered into a revenue sharing arrangement with different cell phone companies based upon the revenue generated through sales of the enhanced services to recoup our costs and generate profits. Generally, we contract to receive seventy percent (70%) of the first $215,000 of revenue generated by sale of our services to end users and decrease the revenue share down to thirty percent (30%) once we have recovered $250,000 from the contract. Most of our contracts require that the phone companies generate at least $2,000 per month per system for us, based upon varied revenue sharing arrangements, or pay the difference if that amount is not reached, otherwise we have the right to terminate the contract.

         The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the VIP system's enhanced services. However, our VIP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company's sales force and customer service staff. We have entered into revenue sharing arrangements with seventeen (17) cell phone companies, three of which are providing voice services to their subscribers and generating revenues for the cell phone companies and us.

         Local telephone companies. We believe that our revenue sharing market strategy is the most economically viable method for many local telephone companies to provide speech recognition enhanced services to their subscribers. We have focused our marketing efforts on local telephone companies with less than 100,000 access lines. We intend to market to larger telephone companies after we establish a strong market presence in the medium and smaller telephone company market. As with the cell phone companies, we offer local telephone companies the VIP system and installation without charge. We recoup our costs in the revenue sharing arrangements we have negotiated with them. These arrangements are based on the same percentages used with the cell phone companies with whom we contract. Local telephone companies, like cell phone companies, are responsible for billing and collecting, and like the cell phone companies they also receive our assistance in marketing the VIP system's enhanced services. We have already entered into revenue sharing arrangements with fifteen (15) local telephone companies, one of which is already providing voice services to its subscribers and pays us either a percentage of the charges they receive for the various services we provide or a minimum amount for each of its subscribers to our services.

         At the end of the last fiscal year, we relied primarily upon three providers' subscribers for the revenue we have generated through the revenue sharing agreements. A total of 87,054 of the contracting phone companies' subscribers have subscribed or are currently "opting-in" to our speech services as of June 4, 2001 from six different phone companies, 6,610 of which affirmatively subscribed to our services and 80,444 of which were automatically subscribed to our services by their carrier and they will subsequently have the option to "opt-out" of the service. However, by the fiscal quarter ending September 30, 2001, we expect to have two more phone company customers fully implemented and beginning to generate revenue for the phone company and us. As we continue to expand our business, we will not rely as much on these initial revenue share arrangements.

         Standard Local Telephone Company/Cell Phone Company Contract. We use a substantially similar form of software license agreement and marketing agreement with each of the local telephone companies and cell phone companies who contract with us. The software license agreement grants each contracting phone company a license to use our software and all subsequent improvements to the software in the local telephone company's or cell phone company's local calling areas. We retain title to the software and require that those who contract with us keep all information related to the software confidential. The term of our software license agreement coincides with that of our marketing agreement.

         Our marketing agreements have provisions to remain in effect for up to ten years. Most of our agreements are for an initial five year term which automatically renews unless cancelled by either party on 60 days' notice prior to the anniversary date of the agreement. In our marketing agreement, we agree to install our VIP system at the switch location and we commence testing following installation. If we are unable to cure any material deficiency of the system within thirty (30) days from the date the testing commenced, then either we or the contracting phone company may terminate the contract on thirty
(30) days' written notice. However, if our tests do not reveal any material deficiencies, then we submit the system to the contracting phone company for testing for a period of thirty (30) days. If the contracting phone company finds any problems in its testing, it must provide us with notice of the problems by the end of the thirty (30) day testing period or an acceptance certificate for the VIP system. If neither notice of problems nor an acceptance certificate is provided to us by the end of the phone company's thirty (30) day testing period, then the contracting phone company is deemed to have accepted the VIP system.

         Once the participating local telephone company or cell phone company has accepted the VIP system, it must use its best efforts to promote the sale of our services and applications to its subscribers. The contracting local telephone companies and cell phone companies are responsible for billing and collection on the services, but we and those with whom we contract jointly agree on the pricing of those services. The phone companies with whom we contract agree that they will not install any system, for testing or otherwise, that competes with the VIP system in the area designated under the marketing agreement. We agree to provide marketing materials, technical support and training to our partners and their personnel. We also provide in the marketing agreement that we may use the VIP system to provide services directly to our own subscribers in the contracting phone companies' designated areas. Our marketing agreements are subject to termination by either party on standard events of default, such as breach of the agreement or insolvency.

         Opt-Out Contract. We have recently signed an addendum to our standard cell phone company contracts with five phone companies. In this addendum the phone companies have agreed to put their entire subscriber base onto the VIP system's voice activated dialing service. After receiving the service, any of the company's subscribers may elect not to continue the service, effectively "opting out" of the voice activated dialing service program. However, for those subscribers that do not "opt-out," the contracting cell phone company will typically pay us fifty percent (50%) of all revenue generated from such subscribers for all services to which the cell phone company's subscriber base has subscribed, but the company must typically pay us the greater of $1.00 per subscriber per month for the Safety Talk (Safety Dialing) service or fifty percent (50%) of the revenue generated from the Safety Talk service, as part of the revenue share arrangement for the service. The fifty percent (50%) revenue share split differs from the standard agreement in which the split ranges from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale of our voice services to their subscribers. Under both the standard contract and the opt-out contracts, the cell phone company pays us either a percentage of the revenues received from the phone company's subscribers for the services we offer in that area or a minimum amount for each of its subscribers subscribing to our services.

         We have agreed in these addenda to contribute up to $0.50 per subscriber of the revenue we receive for our Safety Talk service to contracting cell phone companies the costs of advertising the service for the first three months following the date such wireless phone companies commercially offer the service to their subscriber base. However, we believe that we could recover our advertising and implementation costs with respect to a participating cell phone company under the "opt-out" contract within the first few months of service. Under our standard contract, we must make significant expenditures to market our product to contracting companies' service areas so that we can obtain initial subscribers. We may recover more of the revenue generated per subscriber under our standard contract by virtue of the higher percentages of the revenue split and the requisite fees to be paid by the phone company per subscriber, but we may have fewer initial subscribers. The nature of the opt-out contract provides us initially with one-hundred percent (100%) of the subscriber base. We recognize that some subscribers will elect to opt-out, but we believe that we are more likely to capture a greater number of subscribers because the service is automatically included until a subscriber "opts out," or elects to discontinue the services. As a result we can charge less per subscriber who retains the service and still realize greater overall revenues. We are marketing this plan to all of our contracting cell phone companies.

         Secondary Markets

         We have also marketed our services to competitive local telephone companies. Competitive local telephone companies face a distinct challenge because they must rely on local telephone companies to provide the final link in the communications path to subscribers or expend significant resources to build their own network. We are not currently focusing on competitive local telephone companies because most competitive local telephone companies do not currently have the subscriber base to support our revenue sharing agreement.

         We have signed a collocation agreement with XO Communications, Inc. to place VIP system platforms in its central office switch locations in the Dallas area. Under our agreement with XO, we are granted a license to install, operate and maintain our VIP system in XO's switching center and in exchange we pay an initial fee and, then, monthly fees for such collocation. We have placed boxes in the Dallas area to service our own direct subscribers.

         In conjunction with the collocation agreement, we have signed Master Distributor Agreements with several companies to market our services directly to the end user, in six large metropolitan areas. The companies and the markets they cover are the following:

         o        Best Voice, Inc. in Miami, Florida;
         o        Voice Retrieval, Inc. in Dallas, Texas;
         o        Amerivoice Telecommunications, Inc. in Milwaukee, Wisconsin;
         o        In Touch Solutions, L.L.C. in Myrtle Beach, South Carolina;
         o        Voicenet New Media, Inc. in Boston, Massachusetts; and
         o        Nomis Communications, Inc. in Houston, Texas.

We have not yet installed our VIP systems in these areas. The form of master distributor agreement that has been signed by all participating master distributors allows the distributor to market and sell our system services directly to the end user and through other distributors whom the master distributor is to identify and contact. We provide the master distributor marketing materials and collateral support. We may authorize other distributors in the master distributor's market area, but we agree to direct those distributors to work with the master distributor, who pays a fee to acquire the right to sell our VIP system services in a specific market. We provide the master distributor with commissions for accounts acquired based upon the revenues billed and collected for such accounts. These agreements typically have an initial term of three years, a number of which are set to terminate or expire this year. During 1999, we experienced various difficulties creating a billing system which would allow us to bill the accounts that the master distributors acquired. In February of 2000, the billing issues were resolved, but we have not been able to contract services from a competitive local telephone company which would allow us to provide local service to these master distributors' subscribers. Because of these setbacks, our Board of Directors has approved a form of contract to extend the term of these agreements at no additional fee to the distributors and we are now investigating alternatives so that we can provide our services in these areas through multiple phone companies.

Our Product and Services

         Our proprietary speech-interaction software, a part of the VIP system, is able to provide the local telephone companies and cell phone companies we target with a host of speech recognition enhanced services and applications to help them offer voice services to their subscribers and increase their revenues.

         The Product

         We have developed what we believe to be a unique system that integrates Philips' Speech Pearl Natural Dialog speech recognition software and our own proprietary software called the VIP system. We believe that the system's new hardware and software system provide the wide variety of new speech recognition enhanced services being sought by phone companies in a deregulated telecommunications industry. With the system, a phone company can offer its subscribers a variety of speech recognition and call processing services. The system is versatile enough to work in conjunction with the switching platforms of a number of commonly used technologies, including the Lucent 5ES(2), Nortel DMS-100/500, and Siemens/Stromberg Carlson switches.

         The VIP system is an intelligent call processing system that is capable of identifying subscribers. The system has the capability of archiving call traffic information that may be retrieved and collected for marketing and billing purposes. It is also equipped with technology capable of monitoring, reloading and restarting itself in the event of system failure.

         Traditional call processing systems engage at least two ports during an entire call to process incoming and outgoing information while the conversation takes place. The VIP system utilizes release link technology that allows the call to be processed rapidly using speech recognition or dual tone multi-frequency (DTMF) dialing. After dialing, the system drops off of the call as the call is routed to the correct phone number by a phone company's switch. The system's speech recognition software recognizes the words of the caller, and our own proprietary software looks up the telephone number in that subscriber's directory and then hands the call back to the switch for dialing and other call processing functions. With the release link technology, the VIP system can process over 7,000 calls per hour in a single 48 port system.

         The VIP system's speech recognition software currently incorporates twelve (12) separate enhanced service applications that we have created with our own software. We use speech recognition technology created by Philips Speech Processing to process natural dialogue speech for our operating and software systems. The speech recognition software, which is based on phonetics, may be programmed to be speaker dependent or speaker independent. The software recognizes spoken words or sentences and completes the call as instructed. The speech recognition software allows callers to use continuous digit speech without requiring users to change the cadence of their speech or speak between beeps to fit a speech recognition template or prompt. We have been granted a worldwide, non-exclusive perpetual license to use the speech recognition capabilities they have licensed to us in our VIP system in exchange for periodic royalties we pay to Philips.

         The Services

         We have designed a menu of speech recognition services that serve as enhancements to our phone company customers' basic services. Current enhancements typically offered by telephone companies include touch-tone, speed dialing, call waiting, caller I.D., and voice mail. The following speech recognition enhanced services are currently available through the VIP System for delivery to subscribers by participating providers:

         EMMA the Perfect Receptionist. Our software provides telephone subscribers with the first remote accessed automated attendant service. Emma answers the subscriber's phone with a custom greeting and listens as a caller speaks a name, department, or location listed in the subscriber's voice dialing directory. Emma the Perfect Receptionist then routes the call to the person, department or location requested. On outbound calls, EMMA uses the same procedure to dial a phone number from a subscriber's directory upon a speech command such as "Call John."

         Smart Line. This application allows a subscriber to receive calls at any phone. The subscriber must notify the VIP system of a change in his or her location by giving it voice commands. A name from the subscriber's voice dialing directory can be used as the new "locate" phone number. Incoming calls for the subscriber are routed to the pre-programmed "locate" phone number. That phone number can be either local or long distance, as required. The Smart Line may also be used to screen calls allowing the subscriber to take the incoming call or forward it to voice mail.

         My One Special Number. Using the "locate" technology that facilitates the Smart Line, our system allows a child to reach his or her parents, wherever they are, with one telephone number. Each child is given a tag by the participating phone companies or by us with "One Special Number" on it. A teacher, daycare provider or the child can call that number, and the call will immediately be routed to the parent without requiring the child to remember multiple telephone numbers because the parent is able to remotely program the "locate" phone number.

         ** Talk. Star Talk is a speech recognition service that may be accessed by a residential or business telephone subscriber. First, a person placing a call lifts the receiver and presses ** on the keypad to access the VIP system. Then the subscriber speaks a name, number or location from his or her personal directory or a common directory, such as the local telephone company's directory. The system then routes the call to the appropriate party. There is also an option for the disabled to access the system. By lifting the receiver or turning on the speakerphone and waiting three seconds, the telephone switch will automatically activate the system, and the system will prompt the subscriber to speak a name, number or location to be dialed.

         Safety Talk. With this service, a person placing a call on his or her wireless phone presses the appropriate speed dial code to access the system. The subscriber then speaks a name, number or location from the personal directory that he or she previously created. The VIP system then routes the call to the appropriate party. This service eliminates the need for the subscriber to look up or dial a phone number while driving.

         Corporate Fax. By pressing one button, multiple users of a subscriber's fax will be able to speak the name of a person or entity to whom they wish to fax a document. The speech recognition software will dial the appropriate number listed in our directory and complete the call.

         Corporate Direct. This application is designed for subscriber companies with multiple cell phone users. A subscriber dials one number and speaks the name of the person or location to which the caller wishes to be connected initiating the voice activated dialing feature for completion of the call.

         Intelligent Call Screening. The VIP system also provides call screening, which gives the subscriber the name of the caller, not just a phone number. Our technology informs the subscriber who is calling and allows the subscriber to choose to accept or deny the call. If the call is denied, the system will forward the call to the subscriber's voice mail.

         Electronic Talking Phone Book. This service allows a phone company to load its entire database of business and residential subscribers into the system. Any person making a call in a participating phone company's area is able to press 411 or dial a local access number and speak the city and name of the business or person listed. Like the current live directory assistance systems, the automated system provides the caller with the number and gives them the option to be connected. This application may be used as a substitute for a local telephone, competitive local telephone or cell phone company's current 411 service and provides local telephone companies, competitive local telephone companies and cell phone companies with a method for reducing their costs for directory service operators. As with the 41l service, the local telephone, competitive local telephone and cell phone companies may also use the service to increase revenue by charging a nominal fee for the connection of a call. In the Electronic Talking Phone Book, the local telephone, competitive local telephone and cell phone companies may also enter a list of the businesses in the Yellow Pages of the phone book. If such a service is offered, a subscriber could ask for a list of a type of business, such as airlines, and EMMA would read back the appropriate names. As with the 411 service, the VIP system could then complete the call for the subscriber for an additional charge.

         Secure Card. The Secure Card is a speech recognition voice activated long distance calling card. A Secure Card subscriber will be able to dial an 800 access number and speak a security code, and the system will place a call from his or her personal voice directory. This card adds a low-cost long-distance service to the list of options provided to subscribers.

         Speech 2 Content. This application service allows a user to receive internet content in an audio format by speaking different categories such as business, weather, horoscopes, entertainment and sports. For example, a user speaks "business-NASDAQ report" and he or she will hear the most current market summary. The subscriber may also retrieve quotes on specific stocks.

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

         Competition

         The speech recognition services market is competitive and marked by rapid technological innovations. We expect competition to continue to increase as cell, local and competitive local telephone companies seek to offer their customers, the subscribers, enhanced services and to distinguish themselves from other phone companies. Many of our current competitors have longer operating histories, greater name recognition, established subscriber bases and substantially greater financial, technical, marketing, sales and other resources than us. We believe that the principal factors affecting competition in the speech recognition services market are ease of use, overall technical performance, price and reliability. We believe that ease of installation and implementation of our product and services, along with the low up-front cost allows us to effectively compete in our target markets - the small to medium size phone company market. However, the market for our products and services is constantly evolving, and we may not be able to compete successfully against current and potential future competitors.

         Some of our competitors are Sprint Corporation, Comverse Technology, Wildfire Communications, Inc. ("Wildfire"), General Magic, Inc. ("General Magic") and Webley Systems, Inc. ("Webley"). Currently, Sprint Corporation provides its customers with a voice dialing service it calls "Voice Command". The offering allows name and number voice dialing only on the Sprint PCS network. The Tel@go product under development by Comverse Technology includes voice dialing as well as other voice-directed services. The Comverse concept to deliver speech driven services is subordinate to the ultimate goal to deploy Comverse voicemail systems. Consequently, the service is not directed at phone companies with existing voicemail systems. Wildfire and Webley, both private companies, market a virtual assistant that uses voice activated and speech recognition software to track and answer voice mail, e-mail and fax. General Magic has developed a similar service, but it has used it to focus on providing voice services through the Internet. Accessline Technologies, Inc., Call Sciences Ltd. and Intellivoice Communications, Inc. are also voice service providers offering applications primarily for use on the Internet and wireless phone systems. These companies focus on marketing services directly to the end user.

         Intervoice-Brite, Inc. is the leading supplier of customer premise equipment that provides call processing and voice recognition services. Intervoice has a significant market share and markets to businesses and network operators. Intervoice's revenues have steadily increased over the past several years. Intervoice markets directly to consumers and to larger local telephone companies. We, on the other hand, market to small to medium local and competitive local telephone companies and cell phone companies in similar markets; therefore, we do not believe that Intervoice is a significant competitor at this time.

         Other competitors offering voice recognition applications include Glenayre Electronics, Inc., Centigram Communications Corporation, Periphonics Corporation, a Nortel Networks company, Octel, a division of Lucent, and Aspect Communications, all of which price their systems for marketing to larger telephone companies. Compaq, IBM and Lucent also have voice and call processing systems that they market to larger telephone companies, but it is a small portion of their respective businesses. Companies such as AT&T, MCI/Worldcom, Inc., Sprint Corporation and a number of wireless phone companies provide their subscribers with voice mail and call forwarding features, applications that we will be marketing in conjunction with our speech recognition applications; however, they already have gained large subscriber bases through broad based brand recognition. We do not intend to market to the larger telephone companies until we establish a strong market presence in the medium and smaller telephone company markets.

         We expect that additional competition will develop. That competition may include large companies with substantially greater financial, marketing and technical resources than those available to us. Such competition could adversely affect our revenues and operating results.

         Customer Service

         We have developed an automated customer service called "Help Me" that can assist subscribers with their services. If a subscriber has a question regarding any of the applications to which the subscriber has subscribed, the automated "Help Me" has scripted instructions that tell the subscriber how to use the different applications. "Help Me" has been programmed to pull up the particular scripted directions to explain how to use the services which the subscriber has chosen. This program is currently being used by Sleepy Eye Telephone Company to assist new subscribers

         We train contracting phone companies' customer service employees to be able to answer standard questions related to the services we will provide through the VIP system, such as how to put names in their voice directories, how to change phone numbers in their directories, and how to dial a number not in your directory. Therefore, contracting phone companies' employees, with the assistance of the "Help Me" service, should be able to answer the common questions subscribers will have about their service.

         We assist contracting phone companies if there are problems with the VIP system platform through our technical support team. We have a 24 hour, 7 day a week technical support line for the customer service representatives or other employees of phone companies who contract with us to call with service questions. In addition, all our systems are fully redundant, but in the case of a component failure back-up components, such as the Dialogic cards that help operate the system, are inventoried for overnight shipment and replacement. We believe that this high level of customer service and technical support will help us market the system to a greater number of telephone companies.

         Employees

         As of June 25, 2001, we had 34 employees, all of whom are full time.

         Patents, Trademarks and Copyright

         The Preferred Voice name and logo, the VIP system and the names of products and services we offer are trademarks, registered trademarks, service marks or registered service marks that we own. We rely on a combination of trade secret, copyright and non-disclosure/confidentiality agreements to protect our proprietary rights in our software and technology. There can be no assurance that such measures are or will be adequate to protect our proprietary technology. Furthermore, there can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

         Our software is licensed to contracting phone companies under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of our products will be difficult, and any significant piracy of our products could materially and adversely affect our financial condition and results of operations.

         We are not aware that any of our software products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim that we have infringed on their proprietary rights with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms we find acceptable, which could have a material adverse effect on our business, results of operations and financial condition.

         We have received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Secure Card and Use Your Voice. We have applied for patents on our Voice Integrated Platform and Method of Operation Thereof and Voice Integrated Platform and Method of Operation Thereof with release links. We have applied for trademarks related to our services: Safety Talk, Safety *Talk, Voice Accessed Content and ** Talk. We have also applied for trademarks on Class 9 - Preferred Voice and Class 38 - Preferred Voice. We have not yet received confirmation of registration of such patents and trademarks.

         Core Technology and System Enhancement

         We have spent the last three years developing and enhancing our proprietary software in conjunction with testing the Philips Speech Processing software to create the system. We estimate that we have spent approximately $690,000 during the last two fiscal years in direct core technology enhancement and development activities and approximately $2,400,000 in indirect costs, which costs include general overhead during the time that our VIP system was in development. We have developed a high-density data processing VIP system, to enable a greater number of subscribers and volume of calls per system. This new model is currently in its test phase. The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services. We currently have ten employees in our software/hardware development and deployment department. We expect to add at least four additional employees or consultants in this area by the middle of 2001.

                        Item 2: Description of Properties

         Our executive offices are located in Dallas, Texas. We lease 9,678 square feet of space in a facility as a tenant. The term of the lease is through December 31, 2005 and the rent is presently $13,613.72 per month through December 31, 2001, after which point it will be increased each year thereafter.


                            Item 3: Legal Proceedings

         KMC Telecom Holdings, Inc.

         On June 3, 1999, we entered into a software license agreement with KMC Telecom Holdings, Inc. Under the terms of the agreement, KMC paid us an initial license fee of $570,000. It has also paid us $391,000 for hardware for eight installations. The agreement provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement is for a period of 10 years, but KMC has the right to terminate the agreement annually and on standard events of default.

         To date, we have installed one system. On September 25, 2000, KMC wrote us and asserted that since it had not accepted the initial installation within ninety (90) days, it was refusing to accept the system and exercising its right to terminate the agreement with cause under the terms of the agreement. KMC requested a refund of most monies paid relating to the initial market and a refund of all monies paid for other markets. If we were required to refund such monies, it would result in a charge to revenue in the period that the refund is ascertained. Under the terms of the contract, KMC failed to notify us if there were any remaining faults in the VIP system after KMC's fifteen (15) day test period and we believe they are deemed to have accepted the system. We responded by informing KMC that under the terms of the agreement, KMC had already accepted the initial installation and, therefore, had no right to terminate the agreement with cause pursuant to the terms of the agreement.

         On November 1, 2000, KMC wrote to us again and disputed our interpretation of the agreement. KMC reiterated its termination of the agreement and its request for reimbursement of monies that it had paid. KMC added that if we were correct that the agreement is not terminated, KMC would exercise its right to remove all other markets from the terms of the agreement and would demand return of the license fee and hardware costs paid for those markets. We dispute that we have any obligation to refund license fees for markets that are removed from the agreement. KMC also informed us that if the agreement were in effect, they believe that we have breached the provisions requiring escrow of the software. While we have not escrowed the software, we dispute that such inaction constitutes a breach of the escrow provisions of the agreement.

         We filed a breach of contract suit against KMC on November 16, 2000. The cause of action is styled in the name of the principal parties, Preferred Voice, Inc. v. KMC Telecom Holdings, Inc., Case No. 00-09351, filed in the 101st Judicial District, Dallas, Texas. We are seeking general, special and various other damages, including attorneys fees and declaratory judgment regarding certain terms of our contract with KMC.

         On March 1, 2001, KMC gave us notice that they were terminating the Marketing Agreement between KMC and us without cause effective as of June 3, 2001, the second anniversary of the date of execution of the agreement, pursuant to the terms of their contract with us. Pursuant to the Marketing Agreement, as a result of such termination KMC is not entitled to the return of the money that it had paid to us under the Marketing Agreement.

         Proxhill Marketing, Limited

         On June 3, 1996, we entered into a media purchase Agreement with Proxhill Marketing Limited whereby Proxhill was to provide us with $1,200,000 worth of media credits in exchange for 400,000 shares of our common stock valued at $2.00 per share, the fair market value of the stock on June 3, 1996.

         In April of 1998, we launched our first VIP system in Tampa, Florida where we attempted to utilize our media credits to advertise the launch of our products. We utilized approximately $39,000 of our media credits on the campaign and realized that the media provided was well below that which had been requested of the media buyer.

         In December of 1999, we retained a media expert to conduct an evaluation of the services Proxhill was retained to provide and it was confirmed that the services we had expected to receive from Proxhill could not be delivered by Proxhill or the affiliate they had chosen to deliver the media. We requested a refund of our prepaid media credits and or the assignment of a new media buyer that could provide us with the expertise necessary to deploy the media we needed to support the advertisement and marketing of our revenue sharing programs. In May of 2000, Proxhill agreed to try and move the media credits to a new media vendor but never provided such a vendor.

         In March of 2001, we filed suit against Proxhill alleging common law fraud, fraudulent inducement, statutory fraud and negligent misrepresentation. We are seeking to recover actual damages, exemplary damages, attorney's fees and interest.

         In May of 2001, Proxhill filed a lawsuit against us seeking injunctive relief and declaratory judgment claiming that our lawsuit against them should have been filed in the State of Colorado courts, Arapaho County, Englewood, Colorado. We are currently preparing an answer to deny all injunctive and declaratory relief and are evaluating the filing of a counterclaim. In addition to denying such claims, we intend to submit a motion to dismiss the action in Colorado on the basis that we filed claims first in the state of Texas and that case will settle all issues which are part of the action filed in Colorado.


           Item 4: Submission of Matters to a Vote of Security Holders

         There have been no matters submitted for vote to the security holders, through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

                                     PART II

         Item 5. Market for Common Equity and Related Stockholder Matters


         The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending March 31, 2001 and March 31, 2000. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

                                 OTC ELECTRONIC
                                 BULLETIN BOARD
                                    BID PRICE

Fiscal 2000                            HIGH                         LOW
1st Quarter                            $2.25                        $0.875
2nd Quarter                            $2.125                       $1.375
3rd Quarter                            $5.00                        $1.437
4th Quarter                            $7.625                       $3.375

Fiscal 2001
1st Quarter                            $5.50                        $2.00
2nd Quarter                            $4.66                        $2.03
3rd Quarter                            $3.50                        $0.75
4th Quarter                            $2.843                       $0.875

         On June 26, 2001, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $2.25.

         As of June 26, 2001, there were approximately 2,400 holders of record of the Common Stock.

         We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and has no intention of doing so in the foreseeable future.


Recent Sales of Unregistered Securities

         We also hereby incorporate all the transactions listed in the "Certain Relationships and Related Transactions" section as recent sales of unregistered securities that should be listed as such pursuant to Item 701 of Regulation S-B.

          On March 24, 2000, we issued 5,000 shares of common stock to Harolyn Glicker at a purchase price of $3.00 per share for $15,000 pursuant to exercise of warrant.

          On April 6, 2000, we issued 9,500 shares of our common stock to Anthony Clure at an exercise price of $1.03 per share pursuant to the exercise of an employee stock option.

          Three warrantholders exercised their warrants to purchase a total of 10,736 shares of common stock. On July 13, 2000, we issued 5,000 shares of our common stock to Eugene Starr at an exercise price of $3.00 per share pursuant to the exercise of a warrant. On July 18, 2000, we issued 736 shares of common stock to Murray Alter in a cashless exercise of his warrant to purchase 2,500 shares of our common stock at an exercise price of $3.00 per share. The shares were issued on a net basis. On August 2, 2000, we issued 5,000 shares of our common stock to Patrick Hund at an exercise price of $3.00 per share pursuant to the exercise of a warrant.

          On August 16, 2000, we issued Craig Dierksheide and Ameritel Communications, LLC each warrants to purchase 13,750 and 11,250 shares of our common stock, respectively, at an exercise price of $1.00 per share to be exercised on or before December 30, 2000, in exchange for a warrant to purchase 25,000 shares of our common stock at the same exercise price, that was previously issued to In Touch Solutions, LLC. On January 23, 2001, our board of directors resolved to extend the terms of exercise of these warrants to December 30, 2002.

          On September 8, 2000, we issued a number of warrants. We issued each of Peter Foster, Tyler Runnels and Mohammed Hadid a warrant to purchase 20,000 shares of our common stock at an exercise price of $2.75 per share to be exercised on or before September 8, 2001, related to their service as advisory council members. We also issued Robert Ramsdell a warrant to purchase 40,000 shares of our common stock on the same terms and also related to his service as an advisory council member.

         All of the transactions referred to above are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. These transactions did not involve an underwriter and no underwriting discounts or commissions were paid. Each transaction was a privately negotiated transaction without general solicitation or advertising with persons or entities that we believed were "sophisticated investors" within the meaning of the Securities Act and had access to all information concerning our company that each such person or entity deemed necessary to make an informed investment decision with respect to the transaction. Appropriate legends were affixed to the share certificates or warrants issued stating that the securities issued could not be sold or transferred without registration of the securities under the Securities Act or an opinion of counsel acceptable to the company that such sale or transfer is exempt from registration under the Securities Act.

         On April 11, 2001, we issued 1,187,500 units consisting of one share of our common stock and one warrant to purchase one-half (1/2) of a share of common stock at a purchase price of $2.00 per unit to fourteen (14) investors. The aggregate proceeds of the offering was $2,375,000.00. The warrants are exercisable at an exercise price of $2.00 per share and are exercisable for 5 years, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization of Preferred. The investors' accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor's subscription agreement for the units purchased in the offering and we filed a Form D with the SEC and in those states where such filing was required. T.R. Winston and Sanders, Morris and Harris received an aggregate of six percent (6%) of the proceeds of the offering as a commission payable to them in cash for serving as placement agents on our behalf in this offering. The offer and sale of these securities was exempt from registration pursuant to Regulation D of the Securities Act.

          On August 24, 2000, we completed the sale of 1,142,858 units consisting of one share of our common stock and one warrant to purchase one-fourth (1/4th) of a share of our common stock to eighteen (18) investors. The units were sold at a purchase price of $2.625 per unit. The warrants are exercisable at an exercise price of $2.625 per share and are exercisable for 5 years, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization of Preferred. The investors' accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor's subscription agreement for the units purchased in the offering and we filed a Form D with the SEC and in those states were such filing was required. Stifel, Nicolaus & Company, Incorporated acted as placement agent for this offering and received a warrant to purchase 51,035 shares of our common stock at any exercise price of $3.53 per share, subject to the same adjustments as those warrants offered in the offering. Stifel, also received commissions payable to it in cash in the amount of six percent (6%) of the gross proceeds of the offering, which gross proceeds equaled $3,000,002.00. The offer and sale of these securities was exempt from registration pursuant to Regulation D of the Securities Act.

       Item 6. Management's Discussion and Analysis or Plan of Operations

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate; 2) we are unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) our inability to obtain financing for general operations including the marketing of our products; 5) non-acceptance of one or more of our products in the marketplace for whatever reason; 6) our inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to adequately protect our intellectual property; 10) if we experience labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 11) if we experience unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

         The following discussion should be read in conjunction with the Financial Statements, including the notes thereto.

Overview

         We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. Since June of 1997, we have focused solely on the development, testing, and deployment of voice activated telecommunications services that would allow any consumer the ability to "dial" their calls using their voice.

         In December of 1998, we realized that we would need extensive amounts of working capital to sell and market our services directly to individual consumers. Therefore, we began researching venues which already had inherent customer or subscriber bases. The first distribution channel that we explored was the use of master distributors in various cities and states around the country. We believe the distributors will be a source of direct subscriber addition once we include the master distributor marketing area in the network of a VIP system, which we expect to occur by the end of 2001. The second distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers.

         We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. ("KMC") we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed thirty-two (32) local telephone company and cell phone company multi-year contracts. Four contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of April 30, 2001, these four contracts were generating revenues of approximately $19,000 per month. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Four contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts by the second quarter of the fiscal year ending March 31, 2002.

         We are still at an early stage of implementing our business plan. It is subject to risks inherent in the establishment and deployment of technology with which consumers have limited experience. We believe our services are services that any consumer who uses a phone can utilize. For example, any cell phone user who wants to speak a name or use our dial number feature without punching buttons on his cell phone would be a user, or a company who wants their employees accessed by the caller saying an employee name instead of asking the caller to punch in an extension or spell a name on the key pad. Our services are generic to cell phone users as well as land line users, children as well as the elderly. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, we believe the public will be more apt to accept and utilize voice-related features. In order for us to succeed, we must:

         o secure adequate financial and human resources to meet our requirements, including adequate numbers of technical support staff to provide service for our phone company customers;

         o        establish and maintain relationships with phone companies;

         o make sure the VIP system works with the telephone switches of all of the major manufacturers;

         o        establish a lead time for delivery of hardware;

         o        achieve user acceptance for our services;

         o        generate reasonable margins on our services;

         o deploy and install VIP systems on a timely and acceptable schedule;

         o        respond to competitive developments;

         o        mitigate  risk  associated  with our  technology  by obtaining
                  patents  and   copyrights   and  other   protections   of  our
                  intellectual property; and

         o        continually   update  our   software  to  meet  the  needs  of
                  consumers.

Failure to achieve these objectives could adversely affect our business, operating results and financial condition.

Results of Operations

         We currently provide our services to phone companies through revenue sharing agreements that provide revenue splits ranging from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale of our voice services to their subscribers. We bear the cost of the equipment to be installed at each phone company's location including any upgrade requirements, installation, and service training. In some instances we contribute to the phone company's marketing campaigns. We typically license our software to contracting phone companies and no longer sell our hardware and software application to such companies, as we found that the revenue sharing arrangement embodied in our form Marketing Agreement could potentially provide a higher rate of return on investment to us over the life of our standard contract.

         We recorded a net loss of $4,742,044, or $.34 per share, for the fiscal year ended March 31, 2001, compared to a net loss of $993,066, or $.09 per share, for the fiscal year ended March 31, 2000, and a net loss of $690,598, or $.10 per share, for the year ended March 31, 1999. The increased loss is a result of our shift from development of our services to full deployment of our services, increased headcount and overhead to deploy services and revenues from our new revenue sharing plan did not begin until the fourth quarter of the fiscal year.

         Total Revenue

         Total revenue for the fiscal year ended March 31, 2001, was $138,097 compared to $885,134 and $180,383 for the fiscal years ended March 31, 2000 and 1999 respectively. The decrease of revenue is due to the shift from sale of our voice recognition platform to revenue sharing for the services provided by the platform. Of the revenue booked for the fiscal year ended March 31, 2001, 54% was generated from revenue sharing agreements, 35% was generated from sales of our VIP systems to KMC, and 11% from direct sale service fees for "Emma the Perfect Receptionist" and "Smart Line". Of the $885,134 revenue booked for the fiscal year ended March 31, 2000, 65% was from one-time licensing fees paid by KMC, 22% from sales of our VIP systems to KMC, 10% from phone company customer tests, 3% from master distributor fees for specific marketing rights, and 1% from service fees for our services, "Emma the Perfect Receptionist" and "Smart Line." For the fiscal period ended March 31, 1999, revenues of $180,383 were generated, 94% from master distributor fees and the remaining 6% from service fees for "Emma the Perfect Receptionist" and "Smart Line". The reduction of revenues reflects that in the fiscal year ended March 31, 2000, we obtained most of our revenues from a single licensing arrangement with KMC; whereas, in the fiscal year ending March 31, 2001, more than 50% of our revenues were from revenue sharing agreements with our new phone company customers.

         We anticipate that revenues from our revenue sharing agreements will grow gradually in the fiscal year ending March 31, 2002, as we continue to install VIP systems in the central switch offices of local telephone companies and cell phone companies which have already signed revenue sharing agreements. We do not anticipate substantial revenue going forward from the sale of master distributorships or from direct licensing of the VIP systems, such as was done in the KMC licensing agreement, as we are no longer selling new master distributor markets or selling our VIP systems.


         Cost of Sales

         Cost of sales for the fiscal year ended March 31, 2001 was $101,188 compared to $215,293 and $15,033 for the fiscal years ended March 31, 2000 and 1999, respectively. For the fiscal year ended March 31, 2001, 69% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 31% of the costs were for VIP system hardware purchased by KMC; whereas, in the previous year 55% of the costs were for VIP system hardware purchased by KMC, 16% of the costs were associated with the closing of the KMC licensing agreement, and 29% were for network infrastructure such as collocations, connectivity, system access and long distance. All costs for fiscal year ended March 31, 1999 were for network infrastructure such as collocations, connectivity, system access and long distance. The decrease in cost of sales from 2000 to 2001 is due to the move from the sale of actual hardware to basic service deployment costs. Costs of sales for network infrastructure will continue to rise as more VIP systems are deployed to phone company customers.

         Selling, General and Administrative

         Selling, general and administrative expenses for the fiscal year ended March 31, 2001 were $4,011,608 compared to $1,675,971 and $768,024 for the fiscal years ended March 31, 2000 and 1999, respectively. The increases from 1999 to 2000 and from 2000 to 2001 were primarily due to the staffing increases and increased marketing efforts of our revenue sharing program to wireline and cell phone companies.

         We expect that selling, general and administrative expenses will continue to increase through the fiscal year ending March 31, 2002, such expenses to include costs related to increases in the number of employees and general overhead.

         Core Technology Enhancements Software Applications and Hardware

         We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have capitalized costs of $723,561 for enhancement of our core software and hardware technology for the fiscal year ended March 31, 2001 in comparison to $384,686 for the fiscal year ended March 31, 2000. The increase in expenditures is due to the continued enhancement of our core technology.

         Extraordinary Items

         We have recognized income from the extinguishment of debt of $74,375, $59,976 and $88,828, respectively, for the fiscal years ended March 31, 2001, 2000 and 1999. Most of this debt related to our obligations related to our long-distance business segment, which we disposed of in early 1997.

         Income Taxes

         As of March 31, 2001, we had cumulative federal net operating losses of approximately $11.6 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

         Our cash and cash equivalents at March 31, 2001 were $1,735,752, an increase of $362,461 from $1,373,291 at March 31, 2000. The Company has relied primarily on the issuance of stock and warrants to fund its operations since January of 1997 when it sold its long-distance resale operation.

         On June 3, 1999, we entered into a software license agreement with KMC. Under the terms of the agreement, KMC paid us an initial license fee of $570,000. It has also paid us $391,000 for hardware for eight installations. The agreement provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations.

         To date we have installed one system. On September 25, 2000, KMC wrote us and asserted that since it had not accepted the initial installation within 90 days, it was refusing to accept the system and exercising its right to terminate the agreement with cause under the terms of the contract. KMC requested a refund of most monies paid relating to the initial market and a refund of all monies paid for other markets. We responded by informing KMC that under the terms of the agreement, KMC had already accepted the initial installation and, therefore, had no right to terminate the agreement with cause pursuant to the terms of the agreement. If the judge were to determine that KMC had properly terminated the contract for cause, then KMC would be entitled to the refund of money paid under the agreement.

         On November 16, 2000, we filed a breach of contract suit against KMC. We continue to carry approximately $342,000 in deferred revenue related to sales of hardware to KMC and we will continue to carry such amounts as deferred revenue until the conclusion of and final judgment on the case. If we are required to refund such monies it would result in a charge to revenue in the period that the refund is ascertained and could have a material adverse effect on our financial condition, particularly our liquidity.

         On March 1, 2001, KMC gave written notice to us that it was terminating its agreement with us effective on the anniversary date, June 3, 2001, without cause. Upon a termination without cause under the terms of the contract, neither party would be entitled to receive any money back. However, we will continue to carry the $342,000 related to sales of hardware to KMC as deferred revenue until final judgment is entered on this case. See "Business-Legal Proceedings" for additional information regarding the legal proceedings.

         We have recently raised a significant amount of working capital through private equity financings that we believe will provide us with sufficient working capital for the next eight months at which time we hope to be generating revenues to cover our cash needs. On August 24, 2000, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we conducted an offering of 1,142,858 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $2.625 per share providing us with net proceeds of $2,787,531, for working capital. On April 11, 2001, pursuant to
Section 4(2) of the Securities Act and Regulation D thereunder, we conducted an offering of 1,187,500 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $2.00 per share providing us with net proceeds of $1,752,500, before commissions and expenses, for working capital. We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation. We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $19,000 per month but we expect these to continue to rise to a level to meet our monthly cash requirements by December of 2001.

         We have also issued stock or convertible securities to fulfill certain obligations or motivate various people. We have issued warrants to purchase shares of our common stock in connection with services provided by various individuals and entities in their capacity as members of our Board of Directors, Council of Advisors, various forms of consulting services, capital raising (such as a private offering), and marketing distributors. These warrants are always priced at the fair market value of our common stock on the date of issuance. We have utilized our common stock as actual compensation in only one instance where 5,000 shares were issued as compensation for consulting services. These services were valued at total fair market value for the 5,000 shares on the date of completion of services.

         Future Obligations

         We project our working capital needs to be $1,200,000 over the next six months for corporate overhead and will require approximately $600,000 of equipment financing to continue to deploy its systems in carrier locations. Our management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance continued growth for the foreseeable future. If we are unable to generate sufficient revenue from operations as projected in our business plan, we may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

         During the next twelve months, subject to raising adequate capital or securing financing for our VIP systems, we intend to:

         o    substantially increase our VIP system installations,

         o    continue marketing of our VIP systems,

         o    introduce new services, and

         o    continue refining the services we currently provide.

We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. If we need to raise additional capital before October 11, 2001, we may be required to issue additional shares of our common stock to the stockholders who purchased their stock in the April 11, 2001 offering pursuant to the terms of the subscription agreement executed between us and such stockholders. Subject to our ability to fund the cost, we expect to hire or contract with approximately thirty (30) additional persons during the next twelve (12) months, primarily to support our expanding marketing activities, software and hardware development, and system installations. At June 26, 2001, we employed thirty-four (34) full time employees.

                          Item 7. Financial Statements

                              PREFERRED VOICE, INC.
                              FINANCIAL STATEMENTS
                          MARCH 31, 2001, 2000 and 1999

Independent Auditors' Report ..........................................F-1
Financial Statements
   Balance Sheets .....................................................F-2
   Statements of Operations ...........................................F-4
   Statement of Stockholders' Equity (Deficit).........................F-5
   Statement of Cash Flows ............................................F-7
   Notes to Financial Statements ......................................F-9

                           INDEPENDENT AUDITORS' REPORT




The Board of Directors
   and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                PHILIP VOGEL & CO. PC

                                                 /s/ Philip Vogel & Co. PC


                                                Certified Public Accountants

Dallas, Texas

May 25, 2001

                              PREFERRED VOICE, INC.

                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000



                                                                                               2001               2000
                                                                                               ----               ----

       Assets

Current assets:
    Cash and cash equivalents                                                                 $1,735,752          $1,373,291
    Accounts receivable, net of allowance for doubtful
    accounts of $-0- in 2001 and $-0- in 2000                                                     39,141               3,924
 Employee advances                                                                                   922                   0
 Inventory                                                                                        49,085              84,724
 Prepaid expenses                                                                                    493             761,018
                                                                                          ---------------    ----------------

       Total current assets                                                                   $1,825,393          $2,222,957
                                                                                          ---------------    ----------------

Property and equipment:
    Computer equipment                                                                          $882,960            $321,248
    Furniture and fixtures                                                                        42,691              38,880
    Office equipment                                                                              61,889              18,198
    Software development                                                                         723,561             384,686
                                                                                          ---------------    ----------------

                                                                                              $1,711,101            $763,012
    Less accumulated depreciation                                                                531,195             253,143
                                                                                          ---------------    ----------------

       Net property and equipment                                                             $1,179,906            $509,869
                                                                                          ---------------    ----------------

Other assets:
    Deposits                                                                                     $14,093             $85,114
    Trademarks and patents                                                                        48,533               7,472
    Deferred stock issuance costs                                                                      0              19,803
                                                                                          ---------------    ----------------

       Total other assets                                                                        $62,626            $112,389
                                                                                          ---------------    ----------------

                                                                                              $3,067,925          $2,845,215
                                                                                          ===============    ================


The accompanying notes are an integral part of these statements.




                                                                                               2001               2000
                                                                                               ----               ----

       Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                                            $338,270            $272,818
    Accrued payroll and payroll taxes                                                              3,589               2,265
    Accrued interest payable                                                                      44,451              39,851
    Accrued operating expenses                                                                    39,379              13,128
    Accrued vacation                                                                              22,194              11,853
    Customer deposits                                                                            342,118             390,992
    Current maturities of long-term debt                                                          30,000              30,000
    Note payable                                                                                  50,866              50,866
                                                                                          ---------------    ----------------

       Total current liabilities                                                                $870,867            $811,773
                                                                                          ---------------    ----------------

Commitments (Note J)


Stockholders' equity:
    Common stock, $0.001 par value;
      20,000,000 shares authorized, shares issued
      15,672,586 and 13,276,796, respectively                                                    $15,674             $13,277
    Additional paid-in capital                                                                13,856,051           8,952,788
    Accumulated deficit                                                                     (11,672,799)         (6,930,755)
                                                                                          ---------------    ----------------

                                                                                              $2,198,926          $2,035,310
 Treasury stock - 385,224 and 385,224
    shares, respectively, at cost                                                                  1,868               1,868
                                                                                          ---------------    ----------------

       Total stockholders' equity                                                             $2,197,058          $2,033,442
                                                                                          ---------------    ----------------

                                                                                              $3,067,925          $2,845,215
                                                                                          ===============    ================



The accompanying notes are an integral part of these statements.

                              PREFERRED VOICE, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                                                            2001               2000                 1999
                                                                            ----               ----                 ----

Sales                                                                        $138,097           $885,134              $180,383

Cost of sales                                                                 101,188            215,293                15,033
                                                                       ---------------    ---------------      ----------------

       Gross profit                                                           $36,909           $669,841              $165,350
                                                                       ---------------    ---------------      ----------------

Costs and expenses:
    Selling, general and administrative expenses                           $4,011,608         $1,675,971              $768,024
    Interest expense                                                            4,600             28,556               176,752
                                                                       ---------------    ---------------      ----------------

       Total costs and expenses                                            $4,016,208         $1,704,527              $944,776
                                                                       ---------------    ---------------      ----------------

Loss from operations                                                     $(3,979,299)       $(1,034,686)            $(779,426)
                                                                       ---------------    ---------------      ----------------

Other income (expense):
    Loss from sale of assets                                                       $0          $(18,356)                    $0
    Loss from impairment of assets                                          (837,120)                  0                     0
                                                                       ---------------    ---------------      ----------------

       Total other income (expense)                                        $(837,120)          $(18,356)                    $0
                                                                       ---------------    ---------------      ----------------

Loss from operations before income taxes
    and extraordinary item                                               $(4,816,419)       $(1,053,042)            $(779,426)

Provision for income taxes                                                          0                  0                     0
                                                                       ---------------    ---------------      ----------------

Loss from operations before extraordinary item                           $(4,816,419)       $(1,053,042)            $(779,426)

Extraordinary item:
    Gain from extinguishment of debt (less applicable
       income taxes of $-0-)(Note L)                                           74,375             59,976                88,828
                                                                       ---------------    ---------------      ----------------

Net loss                                                                 $(4,742,044)         $(993,066)            $(690,598)
                                                                       ===============    ===============      ================



Per share amounts:
    Loss from continuing operations                                    $       (0.35)     $       (0.10)       $        (0.11)
                                                                       ==============     ==============       ===============

    Gain from extinguishment of debt                                   $         0.01     $         0.01       $          0.01
                                                                       ==============     ==============       ===============

 Net loss                                                              $       (0.34)     $       (0.09)       $        (0.10)
                                                                       ==============     ==============       ===============


The accompanying notes are an integral part of these statements.

                              PREFERRED VOICE, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                                                                     Shares of common stock
                                                                     Authorized       Issued       Outstanding    In treasury

Balance - March 31, 1998                                               20,000,000      6,134,330       5,749,106      385,224

 Conversion of 7% debentures - June 24, 1998                                    0         11,259          11,259            0
 Conversion of 8.5% debenture - June 30, 1998                                   0         27,881          27,881            0
 Conversion of 7% debentures - July 31, 1998                                    0        209,587         209,587            0
 Conversion of 7% debenture - August 31, 1998                                   0         10,450          10,450            0
 Conversion of 10% debentures - August 31, 1998                                 0        869,276         869,276            0
 Conversion of related party notes - September 30, 1998                         0         48,975          48,975            0
 Conversion of 12% debentures - September 30, 1998                              0        367,816         367,816            0
 Conversion of 7% debenture - October 20, 1998                                  0         11,373          11,373            0
 Conversion of equipment lease agreement - November 5, 1998                     0        579,971         579,971            0
 Conversion of 7% debenture - December 29, 1998                                 0         79,662          79,662            0
 Conversion of 7% debenture - December 30, 1998                                 0        159,323         159,323            0
 Conversion of 7% debentures - December 31, 1998                                0        603,142         603,142            0
 Conversion of 7% debentures - January 4, 1999                                  0        156,554         156,554            0
 Conversion of 7% debentures - January 7, 1999                                  0        119,199         119,199            0
 Conversion of 7% debenture - January 8, 1999                                   0         20,930          20,930            0
 Conversion of 7% debentures - January 11, 1999                                 0        130,060         130,060            0
 Conversion of 7% debenture - January 22, 1999                                  0         43,919          43,919            0
 Issuance of common stock in exchange for release
    of trade liability - February 2, 1999                                       0        111,974         111,974            0

 Net loss for the year                                                          0              0               0            0
                                                                    -------------- -------------- --------------- ------------

Balance - March 31, 1999                                               20,000,000      9,695,681       9,310,457      385,224

 Conversion of prime plus 2% debentures - April 6, 1999                         0        121,261         121,261            0
 Conversion of 8% debentures - April 6, 1999                                    0        200,000         200,000            0
 Conversion of 9% debentures - April 6, 1999                                    0        466,667         466,667            0
 Exercise of stock warrants - April 6, 1999                                     0          5,000           5,000            0
 Conversion of 10% debentures - June 18, 1999                                   0        386,000         386,000            0
 Exercise of stock warrants - June 28, 1999                                     0        200,000         200,000            0
 Conversion of 12% debentures - June 29, 1999                                   0         26,381          26,381            0
 Issuance of common stock - July 1, 1999                                        0        320,000         320,000            0
 Exercise of stock warrants - September 29, 1999                                0         20,000          20,000            0
 Exercise of stock warrants - October 4, 1999                                   0         22,297          22,297            0
 Exercise of stock warrants - December 16, 1999                                 0        160,000         160,000            0
 Conversion of 7% debenture - December 17, 1999                                 0         47,254          47,254            0
 Issuance of common stock - December 29, 1999                                   0      1,500,005       1,500,005            0
 Exercise of employee stock option - January 20, 2000                           0            500             500            0
 Issuance of common stock - February 16, 2000                                   0        100,000         100,000            0
 Exercise of employee stock option - February 22, 2000                          0            750             750            0
 Exercise of stock warrants - March 27, 2000                                    0          5,000           5,000            0

 Net loss for the year                                                          0              0               0            0
                                                                    -------------- -------------- --------------- ------------

Balance - March 31, 2000                                               20,000,000     13,276,796      12,891,572      385,224
                                                                       ==========     ==========      ==========      =======

The accompanying notes are an integral part of these statements.




 Exercise of employee stock option - March 6, 2000                              0          9,500           9,500            0
 Exercise of stock warrants - May 10, 2000                                      0        335,196         335,196            0
 Issuance of common stock - May 23, 2000                                        0          5,000           5,000            0
 Issuance of common stock - July 13, 2000                                       0          5,000           5,000            0
 Exercise of stock warrants - July 18, 2000                                     0            736             736            0
 Exercise of stock warrants - August 2, 2000                                    0          5,000           5,000            0
 Issuance of common stock - August 21, 2000,
    net of stock issuance costs of $32,470                                      0      1,142,858       1,142,858            0
 Exercise of stock  warrants - January 8, 2001                                  0         30,000          30,000            0
 Exercise of stock warrants - March 28, 2001                                    0         50,000          50,000            0
 Issuance of common stock - March 28, 2001,
    net of stock issuance costs of $106,167                                     0        812,500         812,500            0
 Issuance of stock warrants to non-employees for
    services                                                                    0              0               0            0

 Net loss for the year                                                          0              0               0            0
                                                                    -------------- -------------- --------------- ------------

Balance - March 31, 2001                                               20,000,000     15,672,586      15,287,362      385,224
                                                                    ============== ============== =============== ============



The accompanying notes are an integral part of these statements.


                                      Amounts
    Common                         Additional                            Total
 Stock $0.001      Treasury          paid-in       Accumulated       stockholders'
  par value          stock           capital         deficit          equity(deficit)
  ---------          -----           -------         -------           --------------

        $6,134        $(1,868)       $3,315,785     $(5,247,091)       $(1,927,040)
---------------  --------------   --------------  ---------------   ----------------

            11               0           22,626                0             22,637
            28               0           41,794                0             41,822
           210               0          290,663                0            290,873
            10               0           11,380                0             11,390
           869               0          347,431                0            348,300
            49               0           16,275                0             16,324
           368               0          319,632                0            320,000
            11               0           22,737                0             22,748
           580               0          219,809                0            220,389
            80               0           30,988                0             31,068
           159               0           61,977                0             62,136
           603               0          234,623                0            235,226
           157               0           60,900                0             61,057
           119               0           49,945                0             50,064
            21               0            8,979                0              9,000
           130               0           56,062                0             56,192
            44               0           24,551                0             24,595

           112               0           55,876                0             55,988

             0               0                0        (690,598)          (690,598)
---------------  --------------   --------------  ---------------   ----------------

        $9,695        $(1,868)       $5,192,033     $(5,937,689)         $(737,829)
---------------  --------------   --------------  ---------------   ----------------

           121               0           90,826                0             90,947
           200               0          149,800                0            150,000
           467               0          349,533                0            350,000
             5               0                0                0                  5
           386               0          192,614                0            193,000
           200               0           99,800                0            100,000
            27               0           26,354                0             26,381
           320               0          359,680                0            360,000
            20               0            3,980                0              4,000
            22               0           22,275                0             22,297
           160               0          159,840                0            160,000
            47               0           42,009                0             42,056
         1,500               0        2,048,500                0          2,050,000
             1               0              500                0                501
           100               0          199,900                0            200,000
             1               0              149                0                150
             5               0           14,995                0             15,000

             0               0                0        (993,066)          (993,066)
---------------  --------------   --------------  ---------------   ----------------
       $13,277        $(1,868)       $8,952,788     $(6,930,755)         $2,033,442
---------------  --------------   --------------  ---------------   ----------------

The accompanying notes are an integral part of these statements.



            10               0            9,491                0              9,501
           335               0          334,861                0            335,196
             5               0           13,430                0             13,435
             5               0           14,995                0             15,000
             1               0              (1)                0                  0
            30               0           29,970                0             30,000

         1,143               0        2,786,388                0          2,787,531
             5               0           14,995                0             15,000
            50               0           49,950                0             50,000

           813               0        1,518,022                0          1,518,835

             0               0          131,162                             131,162

             0               0                0      (4,742,044)        (4,742,044)
---------------  --------------   --------------  ---------------   ----------------

       $15,674        $(1,868)      $13,856,051    $(11,672,799)         $2,197,058
===============  ==============   ==============  ===============   ================


The accompanying notes are an integral part of these statements.

                              PREFERRED VOICE, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                                                                2001              2000               1999
                                                                                ----              ----               ----

Cash flows from operating activities:
    Cash received from customers                                                   $54,006       $1,273,062            $179,510
    Cash paid to suppliers                                                     (3,643,002)      (2,096,249)           (498,072)
    Interest paid                                                                        0        (224,235)                   0
                                                                           ----------------  ---------------   -----------------

       Net cash used by operating activities                                  $(3,588,996)     $(1,047,422)          $(318,562)
                                                                           ----------------  ---------------   -----------------

Cash flows from investing activities:
    Capital expenditures                                                        $(948,089)       $(389,436)          $(151,772)
    Proceeds from sale of assets                                                         0            1,750               1,300
    Employee advances                                                                (922)            2,500             (2,500)
                                                                           ----------------  ---------------   -----------------

       Net cash used by investing activities                                    $(949,011)       $(385,186)          $(152,972)
                                                                           ----------------  ---------------   -----------------

Cash flows from financing activities:
    Proceeds from issuance of stock                                             $4,913,135       $2,811,952                  $0
    Proceeds from notes payable                                                          0          200,000             351,000
    Note principal payments                                                              0        (228,000)            (20,000)
    Proceeds from sale - leaseback transaction                                           0                0             100,000
    Stock issuance costs                                                          (12,667)         (19,803)                   0
                                                                           ----------------  ---------------   -----------------

       Net cash provided by financing activities                                $4,900,468       $2,764,149            $431,000
                                                                           ----------------  ---------------   -----------------

Net increase (decrease) in cash and cash equivalents                              $362,461       $1,331,541           $(40,534)

Cash and cash equivalents:
    Beginning of year                                                            1,373,291           41,750              82,284
                                                                           ----------------  ---------------   -----------------

 End of year                                                                    $1,735,752       $1,373,291             $41,750
                                                                           ================  ===============   =================


The accompanying notes are an integral part of these statements.



                                                                                2001              2000               1999
                                                                                ----              ----               ----

Reconciliation of net loss to net cash used by operating activities:

 Net loss                                                                     $(4,742,044)       $(993,066)          $(690,598)
                                                                          -----------------  ---------------   -----------------

 Adjustments to reconcile net loss to net cash used by operating activities:

    Depreciation                                                                  $278,052         $140,948             $80,113
    Amortization                                                                         0                0               2,869
    (Gain) loss on sale of assets                                                        0           18,356               (186)
    Impairment loss                                                                837,120                0                   0
    Fair value of stock warrants issued in
       exchange for services                                                       131,162                0                   0

    Changes in assets and liabilities:
       Increase in accounts receivable                                            (35,217)          (3,064)               (860)
       (Increase) decrease in inventory                                             35,639         (84,724)                   0
       (Increase) decrease in deposits                                             (5,081)          (3,579)               2,875
       (Increase) decrease in prepaid expenses                                       (493)                0              38,982
       Increase in patents and trademarks                                         (41,061)          (7,472)                   0
       Increase (decrease) in accounts payable                                    (40,715)         (91,016)              58,635
       Increase (decrease) in accrued expenses                                      42,516        (414,797)             189,608
       Increase (decrease) in customer deposits                                   (48,874)          390,992                   0
                                                                          -----------------  ---------------   -----------------

       Total adjustments                                                        $1,153,048        $(54,356)            $372,036
                                                                          -----------------  ---------------   -----------------

Net cash used by operating activities                                         $(3,588,996)     $(1,047,422)          $(318,562)
                                                                          =================  ===============   =================


Schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for debt                                       $0         $952,383          $1,879,809
                                                                          =================  ===============   =================



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

   Revenue recognition

      The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the year ended March 31, 2001, the majority of the Company's revenue consisted of revenue sharing receipts and billing one customer for software and hardware installation. Licensing fees are paid in order to obtain the rights to utilize the
   Company's software applications in certain geographical markets and are recognized when the contract is executed. Licensing fee income for the years ended March 31, 2001, 2000 and 1999 was $-0-, $570,000 and $-0-,
   respectively. System sales revenues are recognized when the customer accepts the system, which usually occurs within five days from delivery and installation. System sale income for the years ended March 31, 2001, 2000 and 1999 was $48,874, $195,496 and $-0-, respectively. Revenue sharing income is recognized when the voice-dialing services are provided. Revenue sharing income for the years March 31, 2001, 2000 and 1999 was $74,779, $-0- and $-0-, respectively.

   Advertising expense

      The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $74,158, $39,613 and $42,269 for the years ended March 31, 2001, 2000 and 1999, respectively.

   Loss per share

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during the year ended March 31, 1998. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS has not been presented in the accompanying financial statements due to the Company's losses from operations which results in any potential common shares being antidilutive.

      Loss per share is based on the weighted average number of shares outstanding of 13,884,662, 11,283,538 and 7,205,065 for the years ended March 31, 2001, 2000 and 1999, respectively.

   Amortization

      Fees and other expenses associated with the issuance of subordinated convertible debentures are being amortized on the straight-line method over the term of the debentures beginning in April, 1995. Amortization expense was $-0-, $-0- and $2,869 for the years ended March 31, 2001, 2000 and 1999, respectively.

      The  cost  of   trademarks   and  patents  are  being   amortized  on  the
straight-line method over a period of 15 years.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note B - Summary of significant accounting policies (continued):

   Impairment of long-lived assets and long-lived assets to be disposed of

      The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss in the amount of $837,120 was recognized during the year ended March 31, 2001 (see Note K).

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


Note C - Notes payable:

   Notes payable consist of the following at March 31, 2001 and 2000:

                                                                                        2001         2000

      Note payable, Brite Voice Systems, Inc., dated January 31, 1997.  Note is unsecured  and  payable in  monthly  installments  of  $8,112,  including
         interest at the rate of prime + 2% through maturity on January 1, 1998.        $50,866      $50,866
                                                                                        =======      =======


      The note to Brite Voice Systems, Inc. (Brite) is currently in dispute and effective April 1997, the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for each of the years ended March 31, 2001, 2000 and 1999, respectively.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note D - Long-term debt:

 Long-term debt consisted of the following at March 31, 2001 and 2000:

                                                                                     2001         2000

      Notes payable dated  various dates from May 20, 1996 through  September 9,
         1996,  secured by common stock with principal and accrued  interest due at  maturity  on various  dates  through  September  9,  1998.  216,250 warrants to purchase shares of common stock at $3.00 per share expiring on various  dates  through  September  9, 1998 were  issued to the note holders.  Substantially  all of the notes were converted into 1,602,712
         shares of common stock on various dates prior to March 31, 2000.          $20,000       $20,000

      Note payable to Equity Communication.  This note is unsecured, non-
         interest bearing, and due upon demand.                                     10,000        10,000
                                                                                -----------  ------------

                                                                                   $30,000       $30,000
         Less current portion                                                       30,000        30,000
                                                                               -----------  ------------

         Total                                                                          $0            $0
                                                                               ===========  ============


   Interest expense charged to operations related to the long-term debt was $4,600, $20,072 and $112,553 for the years ended March 31, 2001, 2000 and 1999, respectively.

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


Note E - Common stock:

   Common stock authorized

      On September 29, 2000, the Company's Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares has not yet been approved by the Company's stockholders.

   Stock purchase warrants

      At March 31, 2001, the Company had outstanding warrants to purchase 2,778,703 shares of the Company's common stock at prices which ranged from $0.50 per share to $4.00 per share. The warrants are exercisable at any time and expire on dates ranging from May 3, 2001 to August 24, 2006. At March 31, 2001, 2,778,703 shares of common stock were reserved for that purpose.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note E - Common stock (continued):

   Common stock reserved

      At March 31, 2001, shares of common stock were reserved for the following purposes:

         Exercise of stock warrants                               2,778,703
         Exercise and future grants of stock options
          and stock appreciation rights under the
          1994 stock option plan                                    412,250
         Exercise and future grants of stock option
          and stock appreciation rights under the 2000
          stock option plan                                         750,000
                                                              --------------

                                                                  3,940,953
                                                              ==============


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

   The provision for income taxes consists of:

                                                             2001               2000             1999
                                                             ----               ----             ----

        Current income taxes                                         $0                $0               $0

        Change in deferred income taxes due
           to temporary differences                                   0                 0                0
                                                        ----------------   ---------------   --------------

                                                                     $0                $0               $0
                                                        ================   ===============   ==============


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note F - Income taxes (continued):

   Deferred tax (liabilities) assets consist of the following:


                                                                 2001              2000
                                                                 ----              ----


           Accumulated depreciation                              $(59,000)          $(38,000)
                                                            ---------------   ----------------

           Gross deferred tax liabilities                        $(59,000)          $(38,000)
                                                            ---------------   ----------------

           Stock warrant compensation                              $70,000                 $0
           Accrued liabilities                                       8,000              4,000
           Start-up expenditures                                         0              2,000
           Net operating loss carryforward                       3,881,000          2,324,000
                                                            ---------------   ----------------

           Gross deferred tax assets                            $3,959,000         $2,330,000
           Valuation allowance                                 (3,900,000)        (2,292,000)
                                                            ---------------   ----------------

           Net deferred tax assets                                 $59,000            $38,000
                                                            ---------------   ----------------

                                                                        $0                 $0
                                                            ===============   ================


                                                                 2001              2000              1999
                                                                 ----              ----              ----

           The increases in the deferred tax valuation
              allowance are as follows:                         $1,608,000           $303,000         $235,000
                                                            ===============   ================  ===============

   The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

   The Company has available at March 31, 2001, a net operating loss carryforward of approximately $11,414,000 which can be used to offset future taxable income through the year 2021. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.


Note G - Stock option plans and warrants:

   On November 1, 1994, the Company adopted a stock award and incentive plan which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The plan reserves 450,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan. These stock options vest over a period of three years.

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2001, options to purchase 412,000 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at March 31, 2001.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note G - Stock option plans (continued):

   On September 29, 2000, the Company adopted an incentive stock option and other equity participation plan which permits the issuance of stock purchase agreements, stock awards, incentive stock options, non-qualified stock options and stock appreciation rights to selected employees and independent contractors of the Company. The plan reserves 750,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan. These stock options vest over a period of two years.

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2001, options to purchase 576,000 shares at exercise prices of $1.40 to $1.94 per share were outstanding. No stock appreciation rights had been granted at March 31, 2001.

   During the years ended March 31, 2001, 2000 and 1999, the Company issued 105,000, -0- and 500,000 warrants, respectively, to certain officers and directors at exercise prices ranging from $0.84 to $2.93. The warrants can be exercised at any time and expire on various dates through March 31, 2004.


Note H - Proforma information related to stock options and warrants:

   The per share weighted-average fair value of stock options and warrants granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:


                                              2001                   2000                  1999
                                              ----                   ----                  ----

        Expected dividend yield              0.00%                  0.00%                  0.00%

        Risk-free interest rate          4.14% - 6.35%          6.31% - 6.35%          5.06% - 5.09%

        Expected life                     1.5 years to         2.5 years to 3.5      2.5 years to 3.5
                                           3.5 years                years                 years

        Expected volatility                   172%                   177%                  189%


   The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, has recognized no compensation expense for stock options or warrants granted to employees at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:


                                                             2001               2000             1999
                                                             ----               ----             ----

        Net loss:
          As reported                                      $(4,742,044)        $(993,066)       $(690,598)
                                                        ================   ===============   ==============

          Proforma                                         $(5,384,131)      $(1,111,018)       $(841,514)
                                                        ================   ===============   ==============


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note H - Proforma information related to stock options and warrants (continued):

       Loss per common share:
         As reported                                           $(0.34)           $(0.09)          $(0.10)
                                                       ================   ===============   ==============

         Proforma                                              $(0.39)           $(0.10)          $(0.12)
                                                       ================   ===============   ==============

   Proforma loss reflects only options granted in 2001, 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the option's vesting period.

   Following is a summary of the stock award and incentive plans and warrants during the years ended March 31, 2001, 2000 and 1999:

                                                 2001                        2000                        1999
                                              2000 plan                   2000 plan                    2000 plan
                                        Number       Weighted      Number        Weighted       Number       Weighted
                                          of         average         of          average          of          average
                                        shares    exercise price   shares     exercise price    shares    exercise price

     Outstanding at beginning of year          0           $0.00          0            $0.00           0            $0.00

     Granted                             576,000            1.45          0             0.00           0             0.00
     Exercised                                 0            0.00          0             0.00           0             0.00
     Expired                                   0            0.00          0             0.00           0             0.00
     Forfeited                                 0            0.00          0             0.00           0             0.00
                                      ----------  --------------  ----------  --------------- ----------- ----------------
     Outstanding at end of year          576,000           $1.45          0            $0.00           0            $0.00
                                      =========== =============== ==========  =============== =========== ================

     Options exercisable at end of       190,666           $1.45          0            $0.00           0            $0.00
     year

     Weighted average fair value of
       options granted at end of year    576,000           $1.21         $0               $0           0            $0.00
                                      ----------- --------------- ----------  ---------------  ---------- ----------------


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS



                                                 2001                        2000                         1999
                                              1994 plan                   1994 plan                    1994 plan
                                        Number       Weighted      Number        Weighted       Number        Weighted
                                          of         average         of          average          of           average
                                        shares    exercise price   shares     exercise price    shares     exercise price

     Outstanding at beginning of year    406,500           $0.96    382,750            $0.92      297,000            $1.00

     Granted                              15,000            2.50     30,000             1.50      245,750             0.86
     Exercised                           (9,500)            1.00    (1,250)             0.53            0             0.00
     Expired                                   0            0.00          0             0.00            0             0.00
     Forfeited                                 0            0.00    (5,000)             1.03    (160,000)             1.00
                                       ----------     ----------  ----------  --------------- ------------ ----------------

     Outstanding at end of year          412,000           $0.96    406,500            $0.96      382,750            $0.96
                                      =========== =============== ==========  =============== ============ ================

     Options exercisable at end of       392,000           $0.96    304,583            $0.94      173,250            $0.93
     year

     Weighted average fair value of
       options granted at end of year     15,000           $2.09     30,000            $1.28      245,750            $0.75
                                      ------------ -------------- ----------  --------------- ------------ ----------------


                                                 PREFERRED VOICE, INC.

                                             NOTES TO FINANCIAL STATEMENTS



Note H - Proforma information related to stock options and warrants (continued):


                                                 2001                        2000                         1999
                                               Warrants                    Warrants                     Warrants
                                         Number      Weighted      Number        Weighted       Number        Weighted
                                           of        average         of          average          of           average
                                         shares   exercise price   shares     exercise price    shares     exercise price

     Outstanding at beginning of year     800,000          $0.90    800,000            $0.90      300,000            $1.00

     Granted                              105,000           2.66          0             0.00      500,000             0.84
     Exercised                                  0           0.00          0             0.00            0             0.00
     Expired                                    0           0.00          0             0.00            0             0.00
                                       --------------  ---------  ----------  --------------- ------------ ----------------
     Outstanding at end of year           905,000          $1.10    800,000            $0.90      800,000            $0.90
                                       ==============  ========== ==========  =============== ============ ================

     Warrants exercisable at end of       905,000          $1.10    800,000            $0.90      800,000            $0.90
     year

     Weighted average fair value of
       Warrants granted at end of year    105,000          $1.96          0            $0.00      500,000            $0.73
                                       --------------  ---------- ----------  --------------- ------------ ----------------


Note I - Stock warrants:

   During the years ended March 31, 2001, 2000 and 1999, the Company issued 151,035, 130,000 and 220,000 warrants, respectively, to certain service providers and business partners at exercise prices ranging from $0.84 to $3.53. The warrants can be exercised at any time and expire at various dates through August 24, 2006.

   In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. The Company recognized $131,162 as compensation expense during the year ended March 31, 2001 related to warrants issued to non-employees. No compensation expense or assets were recognized by the Company during the years ended March 31, 2000 and 1999 with respect to warrants issued to non-employees as the amounts were not significant to the financial statements.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

   The  per  share   weighted-average   fair  value  of   warrants   granted  to
non-employees was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:


                                              2001                   2000                  1999
                                              ----                   ----                  ----

        Expected dividend yield              0.00%                  0.00%                  0.00%

        Risk-free interest rate              5.69%                  6.35%                  5.06%

        Expected life                     0.5 years to         0.5 years to 2.5       1 years to 2.5
                                           3.5 years                years                  years

        Expected volatility                   172%                   177%                  189%


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note I - Stock warrants (continued):

   Following is a summary of warrants issued to non-employees during the years ended March 31, 2001, 2000 and 1999:

                                                 2001                        2000                         1999
                                         Number      Weighted      Number        Weighted       Number        Weighted
                                           of        average         of          average          of           average
                                         shares   exercise price   shares     exercise price    shares     exercise price

     Outstanding at beginning of year     470,000          $1.36    340,000            $1.30      120,000            $1.88

     Granted                              151,035           3.01    130,000             1.52      220,000             0.98
     Exercised                                  0           0.00          0             0.00            0             0.00
     Expired                                    0           0.00          0             0.00            0             0.00
                                          --------    ----------    --------    ------------     ---------       ----------

     Outstanding at end of year           621,035          $1.76    470,000            $1.36      340,000            $1.30
                                          ========    ==========    ========    ============     =========       ==========

     Warrants exercisable at end of       621,035          $1.76    470,000            $1.36      340,000            $1.30
     year

     Weighted average fair value of
       Warrants granted at end of year    151,035          $1.67    130,000            $1.08      220,000            $0.77
                                          --------    ----------    --------    ------------     ---------       ----------


   Following is an overall summary of the stock warrant activity for the years ended March 31, 2001, 2000 and 1999:


                                              2001                         2000                          1999
                                     Number        Weighted       Number         Weighted       Number       Weighted
                                       of          average          of           average          of          average
                                     shares     exercise price    shares      exercise price    shares    exercise price

     Outstanding at beginning
           of year                   2,303,203           $1.14    2,605,500            $1.07   1,142,500            $1.34

        Issued                         973,000            2.39      130,000             1.52   1,463,000             0.86
        Exercised                    (420,196)            1.02    (402,297)             0.71           0             0.00
        Expired                       (77,304)            2.01     (30,000)             4.88           0             0.00
                                     ---------- ---------------  -----------     ------------  ----------   --------------


     Outstanding at end of year      2,778,703           $1.75    2,303,203            $1.14   2,605,500            $1.07
                                     ========== ===============  ===========     ============ ===========   ==============

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note J - Commitments:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2001:

               Year ending
                March 31,                                         Amount

                  2002                                             $178,123
                  2003                                              176,433
                  2004                                              169,524
                  2005                                              170,526
                  2006                                              127,895
                                                                -------------

                                                                   $822,501
                                                                =============

      Total rent expense charged to operations was $153,515, $76,317 and $49,111 for the years ended March 31, 2001, 2000 and 1999, respectively.


Note K - Barter transaction:

   On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 and prepaid media commissions in the amount of $76,102 are included in other assets in the accompanying balance sheet at March 31, 2000. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expire June 3, 2001. The Company and Proxhill are currently involved in litigation over the agreement and due to the uncertainty of the realization of the barter credits, the Company recognized an impairment loss in the amount of $837,120 during the year ended March 31, 2001.


Note L - Sale - leaseback transaction:

   The Company entered into a sale-leaseback arrangement during the year ended March 31, 1999. Under this arrangement, the Company sold telecommunications equipment and leased it back for a period of three years. The lease was originally accounted for as an operating lease. The gain of $66,119 realized in the transaction had originally been deferred and amortized to income in proportion to rental expense over the term of the lease. In November 1998, the Company agreed to issue 579,971 shares of common stock to the lessor in exchange for the release of the liability for all future and past due lease payments.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note M - Extinguishment of debt:

   During the years ended March 31, 2001, 2000 and 1999, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company's accounts payable and accrued operating expenses in the amount of $74,375, $59,976 and $88,828, respectively, which has been reported as an extraordinary item in the accompanying statements of operations.


Note N -  Going concern:

   The Company has incurred substantial operating losses to date. The Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock in over-the-counter securities markets.

   On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company initial license fees of $570,000 for the rights to utilize the Company's software applications in certain geographical markets. The agreement is for a period of 10 years and provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. As of March 31, 2001, the Company had completed one installation.

   On September 25, 2000, KMC notified the Company that the initial installation would not be accepted and KMC intends to terminate the software license agreement. In addition, KMC requested the refund of the initial license fees and other amounts paid to the Company. The Company believes it has fully complied with the terms and conditions of the agreement and intends to vigorously defend its position. Accordingly, no provision for losses in connection with the KMC agreement has been charged to operations in the accompanying financial statements. If required to refund such monies, it would result in a charge to revenue in the period that the refund is ascertained and could impair the Company's ability to continue as a going concern. The Company filed a breach of contract suit against KMC on November 16, 2000.

   In August 2000, the Company completed the issuance of an additional 1,142,858 common shares through a private offering, resulting in net proceeds (net of stock issuance costs) of $2,787,531. In connection with the offering, the Company also issued warrants to purchase 285,715 shares of common stock at a price of $2.625 per share.

   In April 2001, the Company completed a private placement offering in which 937,500 shares of common stock were issued at a price of $2.00 per share resulting in net proceeds (net of stock issuance costs) of $1,752,500. In connection with the offering, the Company also issued warrants to purchase 593,750 shares of common stock at a price of $2.00 per share.

   As of March 31, 2001, the Company has entered into thirty revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company began receiving revenue from the agreements in November 2000.

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

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note O - Concentrations:

   Concentrations of credit risk

      At March 31, 2001, the Company had cash balances of $1,735,340 with one banking institution, which is in excess of the federally insured amount of $100,000 per institution. These balances are before considering outstanding items.

   Concentrations of business - major customers

      During the year ended March 31, 2000, a substantial portion of its revenue was derived from one customer. Revenue from this customer was approximately $853,000.

      During the year ended March 31, 2001, a substantial portion of its revenue was derived from four customers. Revenue from these four customers was approximately $118,000.

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

         The Board of Directors currently consists of four (4) people. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:


Name and Business Address              Age     Office                                     Year First Elected Director
-------------------------              ---     ------                                     ---------------------------

G. Ray Miller                          61      Director and Chief Executive                           1994
                                               Officer

William J. Schereck                    55      President and Chief Operating Officer                  N/A

Mary G. Merritt                        44      Director, Executive Vice                               1994
                                               President-Finance and
                                               Secretary/Treasurer

Scott V. Ogilvie                       46      Director                                               2000

Gerard F. Hallaren                     44      Director                                               2000

Richard K. Stone                       40      Sr. Vice President-Enterprise Sales                    N/A

William D. Sprague                     52      Vice President - Corporate Operations                  N/A

Robert R. Williams                     51      Vice President-Software Development                    N/A



         Mr. Miller is a founder of Preferred Voice. He has served as an officer and Director of the company since May 1994; he has been Chief Executive Officer since June 1994 and was President from April 1997 to May of 2001. Prior to the founding of the company, Mr. Miller founded United Medicorp Inc. in 1989 and served through February 1992 as Chairman of the Board and Chief Executive Officer. United Medicorp is a publicly-held corporation which manages medical insurance claims. Prior to that time, Mr. Miller served in executive capacities with International Telecharge, Inc., an operator services company; Automatic Radius Management, Inc., a security alarm service company; and U.S. Telephone, Inc., a long distance carrier. After leaving United Medicorp, Mr. Miller managed personal investments until he began work at Preferred.

         Mr. Schereck joined Preferred Voice in May of 2001 as President and Chief Operating Officer bringing more than 15 years of senior-level management experience. From June of 2000 until joining Preferred, he was Chief Operating Officer of Intelix, LLC. From May of 1998 to June of 2000, he ran his own management consulting business providing management skills to start-up e-commerce and high-tech companies. Before that, from August of 1995 to February of 1998, he was President and Chief Executive Officer of TV Shopping Network Limited, and from July of 1993 to May of 1995 he was with QVC, Inc. in positions of Executive Vice President and President for its international division.

         Ms. Merritt is a founder of Preferred Voice and has been a director since May, 1994. She has served as Vice President - Finance and Secretary/Treasurer since inception. She served as President of Star of Texas, Inc., a trust management account service, from 1989 to May 1994. She also served as Controller of United Medicorp for several months during 1992. Ms. Merritt is a certified public accountant and was employed by Ernst & Whinney from 1981 to 1989, her last position being senior manager for entrepreneurial services.

         Mr. Ogilvie was elected as a director of Preferred Voice on February 20, 2000. Mr. Ogilvie is a Managing Director with Capital Investment Company and has been so since September of 2000. Before that, Mr. Ogilvie was employed by Classic Residence by Hyatt as Managing Director of Development-Western Division since January of

1998. From the middle of 1993 to December of 1998, Mr. Ogilvie was a partner in the John Buck Company, a full service real estate brokerage, development and property management company.

         Mr. Hallaren was elected as a director of Preferred Voice on September 19, 2000. Mr. Hallaren has been with First Albany/FAC Equities as Sr. Vice President Technology Strategy since May of 2001. From 1998 until April of 2001, Mr. Hallaren was a Managing Director with Stifel, Nicolaus & Co., Inc. . Mr. Hallaren joined Hanifen & Imhoff, a predecessor to Stifel, starting in its capital markets groups as Research Director and then moving to Corporate Finance in 1999. From early 1993 to 1998, Mr. Hallaren worked for Invesco Funds Group as co-manager of its Technology funds and sole manager of its Environmental Services Fund.

         Mr. Stone joined Preferred Voice in December 1998 as Senior Vice President of Sales and Marketing, his position title recently changing to Senior Vice President of Enterprise Sales, after serving for two years as a Vice President of Sales and Marketing for US Metrolines, Inc. and Director of National Accounts at Matrix Communication, Inc., both Jensen UICI Companies . Before that from June 1994 to March 1996, he served as Co-Founder/President of Telecable Communications, Inc. and from February 1991 to June 1994 Director of Sales at Value Added Communications. All of the businesses in which Mr. Stone has worked are telecommunications oriented companies.

         Mr. Sprague joined Preferred Voice in July 1999 as Vice President of Corporate Operations responsible for product development, production, deployment, technical support, customer service and day-to-day operations of the company. Mr. Sprague brings to us over 29 years of experience in operations in the telecommunications industry. From 1982 until joining Preferred Voice, he held executive and managerial positions in network engineering, planning and technical operations, both in the field and headquarters, with GTE. He also held the position of Chief Engineer at Citizens Utilities Company of California from 1976 to 1979. He has spoken at a number of industry forums regarding telephony access technologies and issues.

         Mr. Williams joined Preferred Voice in January 1998 as Vice President of Software Development, bringing 25 years experience in system design and development. During 1990, Mr. Williams worked with Voice Control Systems, Inc., a company in the speech recognition field, as a software programmer. After that he served as Vice President of Engineering for ActionFax, Inc. for 5 years, a company that designed multi-dialing and other fax related services. From 1995 to the present, Mr. Williams has owned and operated Business Hotlines, a software development company headquartered in Dallas, Texas. He also worked in the Central Research Laboratory at Texas Instruments as a systems programmer on the development team that delivered the world's first commercially available voice-mail system for VMX, Inc.

         We are not aware of any "family relationships" (as defined in Item 401(c) of Regulation S-B promulgated by the SEC) among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

         Except as set forth above, we are not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the SEC) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the company.

                         Item 10. Executive Compensation

         The following tables set forth the compensation paid by the Company to certain executive officers during the fiscal year ended March 31, 2001, 2000, and1999.


                               Annual Compensation

                                                                                                    Long Term
                                                                                                   Compensation
                                                                                               ---------------------
                                                                                                    Securities
                                                                                                    Underlying
                                  Year Ending                                 Other Annual       Options/Warrants
Name/Principal Position            March 31         Salary       Bonus        Compensation           Granted
-----------------------            --------         ------       -----        ------------           -------


G. Ray Miller - Chief                2001         $116,250       $10,000            -                 50,000
Executive Officer                    2000          $70,083       $10,000            -                   -
                                     1999          $48,000          -               -                250,000


Mary G. Merritt                      2001          $106,250      $10,000            -                 50,000
Vice President - Finance             2000          $72,666       $15,000            -                   -
                                     1999          $48,000          -               -                250,000


Richard K. Stone                     2001          $96,000       $25,150            -                 30,000
Senior Vice President -              2000          $92,769       $10,500            -                   -
Enterprise Sales                     1999          $11,538          -               -                120,000


William D. Sprague                   2001          $120,000         -               -                 50,000
Vice President - Corporate           2000          $67,879       $20,000            -                 30,000
Operations                           1999             -             -               -                   -


Robert R. Williams                   2001          $42,000       $5,000         $78,000*              70,000
Vice President - Software            2000          $42,000          -           $78,000*                -
Development                          1999          $42,500          -           $78,000*                -

-------------------------------

* Consists of $6,500 per month paid to a business wholly owned by Mr. Williams, as set forth in "Certain Transactions."

No  other  stock  options  or  convertible   securities   were  granted  to  the
aforementioned executive officers during the fiscal years ended March 31, 2001, 2000, and 1999.


                                      Option/SAR Grants in Fiscal Year 2001

                                   Number of               % of Total
                                   Securities             Options/SARs
                                   Underlying             Granted to
                                   Options/SAR            Employees              Exercise or Base
            Name                    Granted              in Fiscal Year(1)        Price ($/Sh)          Expiration Date
            ----                    -------              -----------------        ------------          ---------------

G. Ray Miller                        50,000                  8.46%                  1.40                 12/21/05
Mary G. Merritt                      50,000                  8.46%                  1.40                 12/21/05
Richard K. Stone                     30,000                  5.08%                  1.40                 12/21/05
William D. Sprague                   50,000                  8.46%                  1.40                 12/21/05
Robert R. Williams                   70,000                 11.84%                  1.40                 12/21/05


(1) Based on a total of 591,000 shares underlying options issued during the fiscal year ended March 31, 2001.



                                      Aggregated Option Exercises in Fiscal Year
                                         2001 and March 30, 2001 Option Values


                                                             Number of Securities            Value of Unexercised
                                                         Underlying Unexercised Option       In-the-Money Options
                               Shares                        at March 30, 2001 (#)         at March 30, 2001 ($)(1)
                              Acquired        Value          ---------------------         ------------------------
Name:                       On Exercise     Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
----                        -----------     --------     -----------    -------------    -----------    -------------

G. Ray Miller                    --            --           450,000          50,000         291,105         32,345
Mary G. Merritt                  --            --           350,000          50,000         226,415         32,345
William D. Sprague               --            --            10,000          70,000           6,469         45,283
Richard K. Stone                 --            --            80,000          70,000          51,752         45,283
Robert R. Williams               --            --           105,000          70,000          67,925         45,283

(1) Fair market value of the common stock is based upon the average of the closing bid and asked prices as reported by the OTC Bulletin Board for March 30, 2001.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the close of business on June 24, 2001, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 24, 2001.

                          Beneficial Ownership (1), (2)

                                                 Number of
Name of Beneficial Owner                         Shares             Percentage
------------------------                         ------             ----------

Pegasus Settlement Trust (3)                    2,715,667              17.25%

G. Ray Miller (4)                                 530,250               3.27%

Mary G. Merritt(5)                                812,574               5.05%

Gerard Hallaren(6)                                 23,333                   *

Scott Ogilvie(7)                                   40,000                   *

Richard K. Stone(8)                                80,000                   *

Robert R. Williams(9)                             108,500                   *

William D. Sprague(10)                             50,000                   *

Lawrence E. Steinberg(11)                       1,407,576               8.88%

JMG Capital Partners, L.P.(12)                    824,584               5.16%

Capitol Growth Fund, Ltd.(13)                     806,471               5.04%

Paragon Ranch(14)                                 812,500               5.10%

JMG Triton Offshore Fund Ltd. (15)                825,834               5.25%

All Directors and executive officers
 as a group (eight persons)(16)                 1,645,657               9.79%

------------

*        Less than one percent (1%).

1) The rules of the SEC provide that, for purposes hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his/her/its economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.
2) Based on 15,744,571 shares outstanding on June 25, 2001. Shares of common stock subject to options that are exercisable within 60 days of June 25, 2001, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.
3) Pegasus Settlement Trust is a Channel Islands Trust of which SG Hambros Trust Company (Jersey) Limited of 7 the Esplanade, St. Helier, Jersey, Channel Islands is Trustee, and Mary Merritt is protector. The protector has the power to appoint new or additional trustees of the trust. The Trustee has sole voting and dispositive power over the shares pursuant to the terms of the Trust document. G. Ray Miller is the sole beneficiary of the Trust. Pegasus Settlement Trust's address is % SG Hambros Trust Company (Jersey) Limited, 7 The Esplanade, St. Helier, Jersey, Channel Islands JE4 8RT.
4) Includes 450,000 shares issuable upon exercise of warrants. Mr. Miller is the sole beneficiary of the Pegasus Settlement Trust but is not the beneficial owner of the common stock owned by the Trust because Mr. Miller does not exercise voting or investment power over such shares.
5) Includes 350,000 shares issuable upon exercise of warrants, 45,000 shares held by her minor children.
6)       Includes 13,333 shares issuable upon exercise of warrants.
7)       Includes 40,000 shares issuable upon exercise of warrants.
8) Includes 80,000 shares issuable upon exercise of employee stock options.
9) Includes 25,000 shares issuable upon exercise of warrants, and 80,000 shares issuable upon exercise of employee stock options.
10) Includes 20,000 shares issuable upon exercise of employee stock options.
11) Includes 100,000 shares issuable upon exercise of warrants held by Mr. Steinberg and 216,440 shares in trusts of which he is the Trustee, two of which his children are beneficiaries. Mr. Steinberg's address is 5420 LBJ Freeway, LB 56, Dallas, Texas 75240.
12) Includes 125,000 shares issuable upon exercise of warrants. JMG Capital Partners' address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, California 90067. The information provided herein is based on the
         Schedule 13G filed with the SEC on June 8, 2001 by JMG Capital Partners, L.P.
13) Includes 262,500 shares issuable upon exercise of warrants. Capitol Growth Fund, Ltd.'s address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, California 90067
14) Includes 187,500 shares issuable upon exercise of warrants. Paragon Ranch's address is 1200 17th Street, Suite 2660, Denver, Colorado 80202
15) JMG Triton Offshore Fund Ltd.'s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. The information provided herein is based on the Schedule 13G filed with the SEC on June 8, 2001 by JMG Triton Offshore Fund Ltd.
16)      Includes the shares described in footnotes 4 through 10.

             Item 12. Certain Relationships and Related Transactions


         On March 31, 1999, we issued G. Ray Miller, the Chief Executive Officer and a director of the company, a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.84 per share on or before March 31, 2004. The warrant was issued for Mr. Miller's past work for us.

         On March 31, 1999, we issued Mary Merritt, the Vice President of Finance and a director of the company, a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.84 per share on or before March 31, 2004. The warrant was issued for Ms. Merritt's past work for us.

         On April 14, 2000, we issued Scott V. Ogilvie a warrant to purchase 40,000 shares of our common stock at an exercise price of $2.50 per share on or before April 14, 2003 related to his position as a director of the company.

         On April 14, 2000, we issued Robert R. Williams a warrant to purchase 25,000 shares of our common stock at an exercise price of $2.50 per share on or before April 14, 2003 related to his position as an officer and employee of the company.

         Stifel, Nicolaus & Company, Incorporated acted as a placement agent for an August 24, 2000 private placement of our securities and received warrants to purchase 51,035 shares of our common stock at an exercise price of $3.53 per share, subject to adjustments to the exercise price and number of shares issued upon exercise on standard events, such as declaration of dividends by Preferred or reorganization or recapitalization of Preferred, in addition to commissions payable to it in cash in the amount of 6% of the gross proceeds of the offering which gross proceeds equaled $3,000,002. Stifel's warrants are exercisable for five years beginning on the first anniversary of the completion of the offering. Gerard Hallaren was a Managing Director of Stifel until April of 2001.

         On September 19, 2000, we issued Gerard Hallaren a warrant to purchase 40,000 shares of our common stock at an exercise price of $2.93 per share on or before September 19, 2003, related to his position as a director of the company.

         In January 2001, we extended the terms of G. Ray Miller's and Mary Merritt's warrants to purchase 200,000 shares and 100,000 shares of our common stock, respectively, which were to expire on January 5, 2001. We extended the term of exercise of those warrants to terminate on January 5, 2003.

         We currently have an oral agreement with Business Hotlines Technical Service (Hotlines), a business wholly owned and operated by Robert Williams, the Vice President of Software Development, to develop application software for us. We have orally agreed to pay Hotlines $6,500 per month for its consulting services.

         All of the transactions referred to in this section involving the issuance of shares of our common stock or warrants are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. Each transaction was a privately negotiated transaction without general solicitation or advertising with persons or entities that we believed were "sophisticated investors" within the meaning of the Securities Act and had access to all information concerning our company that each such person or entity deemed necessary to make an informed investment decision with respect to the transaction. Such transactions did not involve an underwriter and no underwriting discounts or commissions were paid.

                 Item 13. Exhibits, List and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number               Description of Exhibit
------               ----------------------

3.1(1) Certificate of Incorporation of Preferred/telecom, Inc. filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1) Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1) Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2) Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3) Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)

3.6(1)            Bylaws of Preferred/telecom, Inc. (Exhibit 3.4)
4.1(1)            Specimen    Certificate    evidencing    Common    Stock    of
                  Preferred/telecom, Inc. (Exhibit 4.1)
10.1(6)           Form  of  Warrant   Certificate   and   Schedule   of  Warrant
                  Certificates (Exhibit 10.1)
10.2(5)           Subscription  Agreement  and  Letter of  Investment  Intent of
                  Triton Capital Investments,  Ltd., dated July 1, 1999 (Exhibit
                  10.1)
10.3(5)           Subscription  Agreement and Letter of Investment Intent of JMG
                  Capital Partners, L.P., dated July 1, 1999 (Exhibit 10.2)
10.4(7)           Volume License  Agreement  between  Philips Speech  Processing
                  North America, a division of Philips Electronics North America
                  Corporation and Preferred Voice, Inc. (Exhibit 10.31)
10.5(8)           Form of Subscription  Agreement  between Preferred Voice, Inc.
                  and certain  purchasers of Preferred Voice,  Inc. common stock
                  (Exhibit 10.1)
10.6(8)           Form of Warrant Certificate (Exhibit 10.2)
10.7(8)           Warrant  No. 122 issued to  Stifel,  Nicolaus & Company,  Inc.
                  (Exhibit 10.3)
10.8(5)           Second  Amendment to Lease between  Dallas  Office  Portfolio,
                  L.P.,   as   successor  in  interest  to   Greenville   Avenue
                  Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.9(1)           Preferred/telecom,  Inc.  1994  Stock Plan for  Incentive  and
                  Non-Qualified Stock Options (Exhibit 10.5)
10.10(9)          2000 Stock Plan for  Incentive  Stock Options and Other Equity
                  Participation (Exhibit 10.1)
10.11(9)          Form of Incentive Stock Option Agreement (Exhibit 10.2)
10.12 (4)         Marketing  Agreement  between  Preferred Voice, Inc. and North
                  Carolina  RSA 3  Cellular  Telephone  Co.  dba  Carolina  West
                  Wireless (Exhibit 10.18)
10.13 (4)         Amendment  to  Marketing  Agreement  and North  Carolina RSA 3
                  Cellular  Telephone Co. dba Carolina  West  Wireless  (Exhibit
                  10.19)
10.14 (4)         Marketing Agreement between Preferred Voice, Inc. and Cellular
                  Mobile Systems of St. Cloud, LLP (Exhibit 10.20)
10.15 (4)         Amendment to Marketing Agreement between Preferred Voice, Inc.
                  and Cellular Mobile Systems of St. Cloud, LLP (Exhibit 10.21)
10.16 (4)         Software License  Agreement  between Preferred Voice, Inc. and
                  Carolina West Wireless (Exhibit 10.22)
10.17 (4)         Software License  Agreement  between Preferred Voice, Inc. and
                  Cellular Mobile Systems of St. Cloud, LLP (Exhibit 10.23)
10.18(11)         Form of Subscription Agreement by and between Preferred Voice,
                  Inc. and certain signatories thereto (Exhibit 10.1)
10.19(11)         Form of Warrant  Certificate,  issued by Preferred Voice, Inc.
                  pursuant  to the  Subscription  Agreement  attached as Exhibit
                  10.24 hereto (Exhibit 10.2)
10.20(3)          Software License Agreement between Rural Cellular  Corporation and Preferred Voice, Inc. (Exhibit 10.26)
10.21(3)          Marketing  Agreement  between Rural  Corporation and Preferred
                  Voice, Inc. (Exhibit 10.27)
10.22(3)          Software   License    Agreement   between   Midwest   Wireless
                  Communications,  L.L.C.  and Preferred  Voice,  Inc.  (Exhibit
                  10.32)
10.23(3)          Marketing  Agreement between Midwest Wireless  Communications,
                  L.L.C. and Preferred Voice, Inc. (Exhibit 10.33)
24+               Power of Attorney (included on signature page)

------------

+        Filed herewith.

(1) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2) Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3) Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4) Incorporated by reference to the exhibit shown in parenthesis to our Amendment No. 1 to the Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 14, 2001.

(5) Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed by us with the Securities and Exchange Commission.
(6) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(7) Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to Form 10-KSB for the period ended March 31, 2000, filed by us with the Securities and Exchange Commission.
(8) Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(9) Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(10) Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, filed by us with the Securities and Exchange Commission.
(11) Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                           Preferred Voice, Inc.
                                           (Registrant)



Date: June 29, 2001                        By: /s/ G. Ray Miller
                                              ----------------------------------
                                              G. Ray Miller, Chief Executive
                                                             Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                      TITLE                                 DATE
                  ---------                                      -----                                 ----


/s/ G. Ray Miller                              Chief Executive Officer and                        June 29, 2001
-------------------------------------------    Chairman of the Board of Directors
G. Ray Miller                                  (Principal Executive Officer)


/s/ Mary G. Merritt                            Secretary, Treasurer and Vice President of         June 29, 2001
------------------------------------------     Finance and Director
Mary G. Merritt                                (Principal Accounting Officer)


/s/ Scott V. Ogilvie
------------------------------------------     Director                                           June 29, 2001
Scott V. Ogilvie



------------------------------------------     Director                                           June ___, 2001
Gerard Hallaren

                                INDEX TO EXHIBITS
Exhibit
Number               Description of Exhibit


3.1(1)            Certificate of Incorporation of Preferred/telecom,  Inc. filed on  August 3, 1992  with the  Secretary  of State of  Delaware
                  (Exhibit 3.1)
3.2(1)            Certificate  of  Amendment,  filed  on May 2,  1994  with  the
                  Secretary of State of Delaware (Exhibit 3.2)
3.3(1)            Certificate  of  Amendment,  filed on March 21,  1995 with the
                  Secretary of State of Delaware (Exhibit 3.3)
3.4(2)            Certificate  of  Amendment,  filed on July 27,  1995  with the
                  Secretary of State of Delaware (Exhibit 3.5)
3.5(3)            Certificate  of  Amendment,  filed on March 7,  1997  with the
                  Secretary of State of Delaware (Exhibit 3.5)
3.6(1)            Bylaws of Preferred/telecom, Inc. (Exhibit 3.4)
4.1(1)            Specimen    Certificate    evidencing    Common    Stock    of
                  Preferred/telecom, Inc. (Exhibit 4.1)
10.1(6)           Form  of  Warrant   Certificate   and   Schedule   of  Warrant
                  Certificates (Exhibit 10.1)
10.2(5)           Subscription  Agreement  and  Letter of  Investment  Intent of
                  Triton Capital Investments,  Ltd., dated July 1, 1999 (Exhibit
                  10.1)
10.3(5)           Subscription  Agreement and Letter of Investment Intent of JMG
                  Capital Partners, L.P., dated July 1, 1999 (Exhibit 10.2)
10.4(7)           Volume License  Agreement  between  Philips Speech  Processing
                  North America, a division of Philips Electronics North America
                  Corporation and Preferred Voice, Inc. (Exhibit 10.31)
10.5(8)           Form of Subscription  Agreement  between Preferred Voice, Inc.
                  and certain  purchasers of Preferred Voice,  Inc. common stock
                  (Exhibit 10.1)
10.6(8)           Form of Warrant Certificate (Exhibit 10.2)
10.7(8)           Warrant  No. 122 issued to  Stifel,  Nicolaus & Company,  Inc.
                  (Exhibit 10.3)
10.8(5)           Second  Amendment to Lease between  Dallas  Office  Portfolio,
                  L.P.,   as   successor  in  interest  to   Greenville   Avenue
                  Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.9(1)           Preferred/telecom,  Inc.  1994  Stock Plan for  Incentive  and
                  Non-Qualified Stock Options (Exhibit 10.5)
10.10(9)          2000 Stock Plan for  Incentive  Stock Options and Other Equity
                  Participation (Exhibit 10.1)
10.11(9)          Form of Incentive Stock Option Agreement (Exhibit 10.2)
10.12 (4)         Marketing  Agreement  between  Preferred Voice, Inc. and North
                  Carolina  RSA 3  Cellular  Telephone  Co.  dba  Carolina  West
                  Wireless (Exhibit 10.18)
10.13 (4)         Amendment  to  Marketing  Agreement  and North  Carolina RSA 3
                  Cellular  Telephone Co. dba Carolina  West  Wireless  (Exhibit
                  10.19)
10.14 (4)         Marketing Agreement between Preferred Voice, Inc. and Cellular
                  Mobile Systems of St. Cloud, LLP (Exhibit 10.20)
10.15 (4)         Amendment to Marketing Agreement between Preferred Voice, Inc.
                  and Cellular Mobile Systems of St. Cloud, LLP (Exhibit 10.21)
10.16 (4)         Software License  Agreement  between Preferred Voice, Inc. and
                  Carolina West Wireless (Exhibit 10.22)
10.17 (4)         Software License  Agreement  between Preferred Voice, Inc. and
                  Cellular Mobile Systems of St. Cloud, LLP (Exhibit 10.23)
10.18(11)         Form of Subscription Agreement by and between Preferred Voice,
                  Inc. and certain signatories thereto (Exhibit 10.1)
10.19(11)         Form of Warrant  Certificate,  issued by Preferred Voice, Inc.
                  pursuant  to the  Subscription  Agreement  attached as Exhibit
                  10.24 hereto (Exhibit 10.2)
10.20(3)          Software License Agreement between Rural Cellular  Corporation and Preferred Voice, Inc. (Exhibit 10.26)
10.21(3)          Marketing  Agreement  between Rural  Corporation and Preferred
                  Voice, Inc. (Exhibit 10.27)
10.22(3)          Software   License    Agreement   between   Midwest   Wireless
                  Communications,  L.L.C.  and Preferred  Voice,  Inc.  (Exhibit
                  10.32)
10.23(3)          Marketing  Agreement between Midwest Wireless  Communications,
                  L.L.C. and Preferred Voice, Inc. (Exhibit 10.33)
24+               Power of Attorney (included on signature page)

------------

+        Filed herewith.

(1) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2) Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3) Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4) Incorporated by reference to the exhibit shown in parenthesis to our Amendment No. 1 to the Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 14, 2001.
(5) Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed by us with the Securities and Exchange Commission.
(6) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(7) Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to Form 10-KSB for the period ended March 31, 2000, filed by us with the Securities and Exchange Commission.
(8) Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(9) Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(10) Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, filed by us with the Securities and Exchange Commission.
(11) Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.