Form 10KSB/A
period 2001-03-31
PREFERRED VOICE INC
filed 2001-08-10
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

|X| Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894

                              PREFERRED VOICE, INC.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                       75-2440201
-------------------------------                    -------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

6500 Greenville Avenue
Suite 570
Dallas, Texas                                           75206
----------------------------------------           -------------------
(Address of Principal Executive Offices)              (Zip code)

                                  214-265-9580
                               -----------------
                (Issuer's Telephone Number, Including Area Code.)

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

         Yes       X               No
            ----------------          ----------------

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 13, 2001 was approximately $32,491,108. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of July 13, 2001, there were 15,744,571 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

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

         Many state governments have also proposed legislation regarding the use of cellular phones while driving, New York state assembly being the first to pass a statewide ban on the use of hand-held cell phones while driving. The bill still requires governor signature but indications are that the bill will become law and become effective November 1, 2001. The National Conference of State Legislatures has reported that bills similar to the one passed by the New York legislature have been proposed by state legislators in at least 39 states. At least a dozen municipalities have passed laws requiring use of a hands-free cell phone while driving or banning hand-held cell phone use. Legislation of this sort, if continued to be enacted, would require cellular telephone companies to provide hands-free enhanced services so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. We believe that our voice activated dialing, along with the hands-free speaker phones and headsets already available in the market, will provide cell phone companies with a means of complying with the proposed legislation and make those cell telephone companies that choose to make our product and services available to their customers leaders in the industry.

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

         The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the VIP system's enhanced services. However, our VIP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company's sales force and customer service staff. As of July 13, 2001, we had entered into revenue sharing arrangements with seventeen (17) cell phone companies, five of which were providing voice services to their subscribers and generating revenues for the cell phone companies and us.

         Local telephone companies. We believe that our revenue sharing market strategy is the most economically viable method for many local telephone companies to provide speech recognition enhanced services to their subscribers. We have focused our marketing efforts on local telephone companies with less than 100,000 access lines. We intend to market to larger telephone companies after we establish a strong market presence in the medium and smaller telephone company market. As with the cell phone companies, we offer local telephone companies the VIP system and installation without charge. We recoup our costs in the revenue sharing arrangements we have negotiated with them. These arrangements are based on the same percentages used with the cell phone companies with whom we contract. Local telephone companies, like cell phone companies, are responsible for billing and collecting, and like the cell phone companies they also receive our assistance in marketing the VIP system's enhanced services. As of July 13, 2001, we had already entered into revenue sharing arrangements with fifteen (15) local telephone companies, one of which was already providing voice services to its subscribers and pays us either a percentage of the charges they receive for the various services we provide or a minimum amount for each of its subscribers to our services.

         At the end of the last fiscal year, we relied primarily upon three providers' subscribers for the revenue we have generated through the revenue sharing agreements. A total of 92,049 of the contracting phone companies' subscribers have subscribed or were "opting-in" to our speech services as of July 13, 2001 from six different installations, 8,085 of which affirmatively subscribed to our services and 83,964 of which were automatically subscribed to our services by their carrier and they will subsequently have the option to "opt-out" of the service. However, by the fiscal quarter ending September 30, 2001, we expect to have four more phone company customers fully implemented and beginning to generate revenue for the phone company and us. As we continue to expand our business, we will not rely as much on these initial revenue share arrangements.

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

         Opt-Out Contract. As of July 13, 2001, we had signed an addendum to our standard cell phone company contracts with five phone companies. In this addendum the phone companies agreed to put their entire subscriber base onto the VIP system's voice activated dialing service. After receiving the service, any of the company's subscribers may elect not to continue the service, effectively "opting out" of the voice activated dialing service program. However, for those subscribers that do not "opt-out," the contracting cell phone company will typically pay us fifty percent (50%) of all revenue generated from such subscribers for all services to which the cell phone company's subscriber base has subscribed, but the company must typically pay us the greater of $1.00 per subscriber per month for the Safety Talk (Safety Dialing) service or fifty percent (50%) of the revenue generated from the Safety Talk service, as part of the revenue share arrangement for the service. The fifty percent (50%) revenue share split differs from the standard agreement in which the split ranges from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale of our voice services to their subscribers. Under both the standard contract and the opt-out contracts, the cell phone company pays us either a percentage of the revenues received from the phone company's subscribers for the services we offer in that area or a minimum amount for each of its subscribers subscribing to our services.

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

         Some of our competitors are Sprint Corporation, Comverse Technology, Wildfire Communications, Inc. ("Wildfire"), General Magic, Inc. ("General Magic"), and Webley Systems, Inc. ("Webley"). Currently, Sprint Corporation provides its customers with a voice dialing service it calls "Voice Command". The offering allows name and number voice dialing only on the Sprint PCS network. The Tel@go product under development by Comverse Technology includes voice dialing as well as other voice-directed services. The Comverse concept to deliver speech driven services is subordinate to the ultimate goal to deploy Comverse voicemail systems. Consequently, the service is not directed at phone companies with existing voicemail systems. Wildfire and Webley, market a virtual assistant that uses voice activated and speech recognition software to track and answer voice mail, e-mail and fax. General Magic has developed a similar service, but it has used it to focus on providing voice services through the Internet. Accessline Technologies, Inc., Call Sciences Ltd. and Intellivoice
Communications, Inc. are also voice service providers offering applications primarily for use on the Internet and wireless phone systems. These companies focus on marketing services directly to the end user.

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

         Customer Service

         We have developed an automated customer service called "Help Me" that can assist subscribers with their services. If a subscriber has a question regarding any of the applications to which the subscriber has subscribed, the automated "Help Me" has scripted instructions that tell the subscriber how to use the different applications. "Help Me" has been programmed to pull up the particular scripted directions to explain how to use the services which the subscriber has chosen. This program is currently being used by Sleepy Eye Telephone Company to assist new subscribers.

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

         Employees

         As of July 13, 2001, we had 34 employees, all of whom are full time.

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

         Core Technology and System Enhancement

         We have spent the last three years developing and enhancing our proprietary software in conjunction with testing the Philips Speech Processing software to create the system. We estimate that we have spent approximately $690,000 during the last two fiscal years in direct core technology enhancement and development activities and approximately $2,400,000 in indirect costs, which costs include general overhead during the time that our VIP system was in development. We have developed a high-density data processing VIP system, to enable a greater number of subscribers and volume of calls per system. This new model is currently in its test phase. The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services. Currently, we have fourteen employees in our software/hardware development and deployment department.

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

         On July 13, 2001, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $2.42.

         As of July 13, 2001, there were approximately 2,400 holders of record of the Common Stock.

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

         We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. ("KMC") we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, as of July 13, 2001, we had signed thirty-two (32) local telephone company and cell phone company multi-year contracts. Also, as of July 13, 2001, six system locations had been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of May 31, 2001, these six locations were generating revenues of approximately $38,000 per month. In the month ended May 31, 2001, we generated $16,617 from a Carolina West Wireless installation, $11,150 from two Rural Cellular Corporation installations, $7,836 from a Midwest Wireless Communication, L.L.C. installation, $148 from a Cellular Mobile Systems of St. Cloud, LLC installation, and the first installation of a system by Dobson Cellular Systems, Inc. generated the additional $2,543 for us in that same month. Each of these companies has signed a revenue sharing agreement with us and these types of revenue sharing arrangements are the standard manner in which we intend to contract with customers to generate revenue going forward. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Four additional contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts by the second quarter of the fiscal year ending March 31, 2002.

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

         Core Technology Enhancements Software Applications and Hardware

         We expensed all costs associated with research and development of our core software application until 1997 when the technological feasibility of the software was established. Since then and as of March 31, 2001, direct costs associated with significant product enhancement of the core software and hardware of $723,561 have been capitalized in comparison to $384,686 for the fiscal year ended March 31, 2000. The increase in expenditures is due to the continued enhancement of our core technology.

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

         We have raised a significant amount of working capital through private equity financings that we believe will provide us with sufficient working capital for the next eight months at which time we hope to be generating revenues to cover our cash needs. On August 24, 2000, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we conducted an offering of 1,142,858 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $2.625 per share providing us with net proceeds of $2,787,531, for working capital. On April 11, 2001, pursuant to
Section 4(2) of the Securities Act and Regulation D thereunder, we conducted an offering of 1,187,500 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $2.00 per share providing us with net proceeds of $1,752,500, before commissions and expenses, for working capital. We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation. We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $38,000 per month but we expect these to continue to rise to a level to meet our monthly cash requirements by December of 2001.

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

         During the twelve months ending in July, 2002, subject to raising adequate capital or securing financing for our VIP systems, we intend to:

         o substantially increase our VIP system installations requiring approximately $162,000,

         o        continue marketing of our VIP systems requiring  approximately
                  $700,000,

         o        introduce new services requiring approximately $50,000, and

         o continue refining the services we currently provide requiring approximately $85,000.

We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. If we need to raise additional capital before October 11, 2001, we may be required to issue additional shares of our common stock to the stockholders who purchased their stock in the April 11, 2001 offering pursuant to the terms of the subscription agreement executed between us and such stockholders. Subject to our ability to fund the cost, we expect to hire or contract with approximately thirty (30) additional persons during the twelve (12) months ending in July, 2002, primarily to support our expanding marketing activities, software and hardware development, and system installations. At July 13, 2001, we employed thirty-four
(34) full time employees.

                          Item 7. Financial Statements

                              PREFERRED VOICE, INC.
                              FINANCIAL STATEMENTS
                          MARCH 31, 2001, 2000 and 1999

Independent Auditors' Report .............................................F-1
Financial Statements
   Balance Sheets        .................................................F-2
   Statements of Operations ..............................................F-4
   Statement of Stockholders' Equity (Deficit) ...........................F-5
   Statement of Cash Flows ...............................................F-7
   Notes to Financial Statements .........................................F-9

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


                                               PHILIP VOGEL & CO. PC




                                               Certified Public Accountants

Dallas, Texas

May 25, 2001

                              PREFERRED VOICE, INC.

                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000



                                                                                               2001               2000
                                                                                               ----               ----

       Assets

Current assets:
    Cash and cash equivalents                                                                 $1,735,752          $1,373,291
    Accounts receivable, net of allowance for doubtful
    accounts of $-0- in 2001 and $-0- in 2000                                                     39,141               3,924
 Employee advances                                                                                   922                   0
 Inventory                                                                                        49,085              84,724
 Prepaid expenses                                                                                    493             761,018
                                                                                          ---------------    ----------------

       Total current assets                                                                   $1,825,393          $2,222,957
                                                                                          ---------------    ----------------

Property and equipment:
    Computer equipment                                                                          $882,960            $321,248
    Furniture and fixtures                                                                        42,691              38,880
    Office equipment                                                                              61,889              18,198
                                                                                          ---------------    ----------------

                                                                                              $  987,540            $378,326
    Less accumulated depreciation                                                                187,807              94,243
                                                                                          ---------------    ----------------

       Net property and equipment                                                             $  799,733            $284,083
                                                                                          ---------------    ----------------

Other assets:
    Capitalized software development costs, net of
       accumulated amortization of $343,388 in 2001
       and $158,900 in 2000                                                                     $380,173            $225,786
    Deposits                                                                                      14,093              85,114
    Trademarks and patents                                                                        48,533               7,472
    Deferred stock issuance costs                                                                      0              19,803
                                                                                          ---------------    ----------------

       Total other assets                                                                       $442,799            $388,175
                                                                                          ---------------    ----------------

                                                                                              $3,067,925          $2,845,215
                                                                                          ===============    ================


The accompanying notes are an integral part of these statements.




                                                                                               2001               2000
                                                                                               ----               ----

       Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                                            $338,270            $272,818
    Accrued payroll and payroll taxes                                                              3,589               2,265
    Accrued interest payable                                                                      44,451              39,851
    Accrued operating expenses                                                                    39,379              13,128
    Accrued vacation                                                                              22,194              11,853
    Customer deposits                                                                            342,118             390,992
    Current maturities of long-term debt                                                          30,000              30,000
    Note payable                                                                                  50,866              50,866
                                                                                          ---------------    ----------------

       Total current liabilities                                                                $870,867            $811,773
                                                                                          ---------------    ----------------

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

                              PREFERRED VOICE, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                                                     Shares of common stock
                                                                     --------------------------------------------------------
                                                                       Authorized       Issued       Outstanding    In treasury
                                                                       ----------       -------      -----------    -----------

Balance - March 31, 1998                                               20,000,000      6,134,330       5,749,106      385,224

 Conversion of 7% debentures - June 24, 1998                                    0         11,259          11,259            0
 Conversion of 8.5% debenture - June 30, 1998                                   0         27,881          27,881            0
 Conversion of 7% debentures - July 31, 1998                                    0        209,587         209,587            0
 Conversion of 7% debenture - August 31, 1998                                   0         10,450          10,450            0
 Conversion of 10% debentures - August 31, 1998                                 0        869,276         869,276            0
 Conversion of related party notes - September 30, 1998                         0         48,975          48,975            0
 Conversion of 12% debentures - September 30, 1998                              0        367,816         367,816            0
 Conversion of 7% debenture - October 20, 1998                                  0         11,373          11,373            0
 Conversion of equipment lease agreement - November 5, 1998                     0        579,971         579,971            0
 Conversion of 7% debenture - December 29, 1998                                 0         79,662          79,662            0
 Conversion of 7% debenture - December 30, 1998                                 0        159,323         159,323            0
 Conversion of 7% debentures - December 31, 1998                                0        603,142         603,142            0
 Conversion of 7% debentures - January 4, 1999                                  0        156,554         156,554            0
 Conversion of 7% debentures - January 7, 1999                                  0        119,199         119,199            0
 Conversion of 7% debenture - January 8, 1999                                   0         20,930          20,930            0
 Conversion of 7% debentures - January 11, 1999                                 0        130,060         130,060            0
 Conversion of 7% debenture - January 22, 1999                                  0         43,919          43,919            0
 Issuance of common stock in exchange for release
    of trade liability - February 2, 1999                                       0        111,974         111,974            0

 Net loss for the year                                                          0              0               0            0
                                                                    -------------- -------------- --------------- ------------

Balance - March 31, 1999                                               20,000,000      9,695,681       9,310,457      385,224

 Conversion of prime plus 2% debentures - April 6, 1999                         0        121,261         121,261            0
 Conversion of 8% debentures - April 6, 1999                                    0        200,000         200,000            0
 Conversion of 9% debentures - April 6, 1999                                    0        466,667         466,667            0
 Exercise of stock warrants - April 6, 1999                                     0          5,000           5,000            0
 Conversion of 10% debentures - June 18, 1999                                   0        386,000         386,000            0
 Exercise of stock warrants - June 28, 1999                                     0        200,000         200,000            0
 Conversion of 12% debentures - June 29, 1999                                   0         26,381          26,381            0
 Issuance of common stock - July 1, 1999                                        0        320,000         320,000            0
 Exercise of stock warrants - September 29, 1999                                0         20,000          20,000            0
 Exercise of stock warrants - October 4, 1999                                   0         22,297          22,297            0
 Exercise of stock warrants - December 16, 1999                                 0        160,000         160,000            0
 Conversion of 7% debenture - December 17, 1999                                 0         47,254          47,254            0
 Issuance of common stock - December 29, 1999                                   0      1,500,005       1,500,005            0
 Exercise of employee stock option - January 20, 2000                           0            500             500            0
 Issuance of common stock - February 16, 2000                                   0        100,000         100,000            0
 Exercise of employee stock option - February 22, 2000                          0            750             750            0
 Exercise of stock warrants - March 27, 2000                                    0          5,000           5,000            0

 Net loss for the year                                                          0              0               0            0
                                                                    -------------- -------------- --------------- ------------

Balance - March 31, 2000                                               20,000,000     13,276,796      12,891,572      385,224
                                                                       ==========     ==========      ==========      =======

 Exercise of employee stock option - March 6, 2000                              0          9,500           9,500            0
 Exercise of stock warrants - May 10, 2000                                      0        335,196         335,196            0
 Issuance of common stock - May 23, 2000                                        0          5,000           5,000            0
 Issuance of common stock - July 13, 2000                                       0          5,000           5,000            0
 Exercise of stock warrants - July 18, 2000                                     0            736             736            0
 Exercise of stock warrants - August 2, 2000                                    0          5,000           5,000            0
 Issuance of common stock - August 21, 2000,
    net of stock issuance costs of $32,470                                      0      1,142,858       1,142,858            0
 Exercise of stock  warrants - January 8, 2001                                  0         30,000          30,000            0
 Exercise of stock warrants - March 28, 2001                                    0         50,000          50,000            0
 Issuance of common stock - March 28, 2001,
    net of stock issuance costs of $106,167                                     0        812,500         812,500            0
 Issuance of stock warrants to non-employees for
    services                                                                    0              0               0            0

 Net loss for the year                                                          0              0               0            0
                                                                    -------------- -------------- --------------- ------------

Balance - March 31, 2001                                               20,000,000     15,672,586      15,287,362      385,224
                                                                    ============== ============== =============== ============


The accompanying notes are an integral part of these statements.


                                      Amounts
 ------------------------------------------------------------------------------------
    Common                         Additional                              Total
 Stock $0.001      Treasury          paid-in       Accumulated         stockholders'
  par value          stock           capital         deficit          equity(deficit)
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

   Capitalized software development costs

      The capitalizaton of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of techno-logical feasibility for significant product enhancements. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years. During the years ended March 31, 2001 and 2000, software development costs capitalized were $338,875 and $194,623, respectively. The amortization of capitalized software development costs for the years ended March 31, 2001, 2000 and 1999 was $184,488, $92,935 and $47,098, respectively.

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

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note C - Notes payable:

   Notes payable consist of the following at March 31, 2001 and 2000:

                                                                                        2001         2000
                                                                                        ----         ----

      Note payable, Brite Voice Systems, Inc., dated January 31, 1997.  Note is unsecured and payable in  monthly installments  of  $8,112,  including
         interest at the rate of prime + 2% through maturity on January 1, 1998.        $50,866      $50,866
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


Note D - Long-term debt:

 Long-term debt consisted of the following at March 31, 2001 and 2000:

                                                                                     2001         2000
                                                                                     ----         ----

      Notes payable dated  various dates from May 20, 1996 through  September 9,
         1996,  secured by common stock with principal and accrued  interest due at  maturity  on various  dates  through  September  9,  1998.  216,250 warrants to purchase shares of common stock at $3.00 per share expiring on various  dates  through  September  9, 1998 were  issued to the note holders.  Substantially  all of the notes were converted into 1,602,712
         shares of common stock on various dates prior to March 31, 2000.          $20,000       $20,000

      Note payable to Equity Communication.  This note is unsecured, non-
         interest bearing, and due upon demand.                                     10,000        10,000
                                                                                -----------  ------------

                                                                                   $30,000       $30,000
         Less current portion                                                       30,000        30,000
                                                                               -----------  ------------

         Total                                                                          $0            $0
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

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

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


                                                             2001               2000             1999
                                                             ----               ----             ----

        Net loss:
          As reported                                      $(4,742,044)        $(993,066)       $(690,598)
                                                        ================   ===============   ==============

          Proforma                                         $(5,384,131)      $(1,111,018)       $(841,514)
                                                        ================   ===============   ==============
       Loss per common share:
         As reported                                           $(0.34)           $(0.09)          $(0.10)
                                                       ================   ===============   ==============

         Proforma                                              $(0.39)           $(0.10)          $(0.12)
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

   Following is a summary of the stock award and incentive plans and warrants during the years ended March 31, 2001, 2000 and 1999:

                                                 2001                        2000                        1999
                                              2000 plan                   2000 plan                    2000 plan
                                        Number       Weighted      Number        Weighted       Number       Weighted
                                          of         average         of          average          of          average
                                        shares    exercise price   shares     exercise price    shares    exercise price

     Outstanding at beginning of year          0           $0.00          0            $0.00           0            $0.00

     Granted                             576,000            1.45          0             0.00           0             0.00
     Exercised                                 0            0.00          0             0.00           0             0.00
     Expired                                   0            0.00          0             0.00           0             0.00
     Forfeited                                 0            0.00          0             0.00           0             0.00
                                      ----------  --------------  ----------  --------------- ----------- ----------------
     Outstanding at end of year          576,000           $1.45          0            $0.00           0            $0.00
                                      =========== =============== ==========  =============== =========== ================

     Options exercisable at end of       190,666           $1.45          0            $0.00           0            $0.00
     year

     Weighted average fair value of
       options granted at end of year    576,000           $1.21          0               $0           0            $0.00
                                      ----------- --------------- ----------  ---------------  ---------- ----------------


                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note H - Proforma information related to stock options and warrants (continued):




                                                 2001                        2000                         1999
                                              1994 plan                   1994 plan                    1994 plan
                                        Number       Weighted      Number        Weighted       Number        Weighted
                                          of         average         of          average          of           average
                                        shares    exercise price   shares     exercise price    shares     exercise price

     Outstanding at beginning of year    406,500           $0.96    382,750            $0.92      297,000            $1.00

     Granted                              15,000            2.50     30,000             1.50      245,750             0.86
     Exercised                           (9,500)            1.00    (1,250)             0.53            0             0.00
     Expired                                   0            0.00          0             0.00            0             0.00
     Forfeited                                 0            0.00    (5,000)             1.03    (160,000)             1.00
                                       ----------     ----------  ----------  --------------- ------------ ----------------

     Outstanding at end of year          412,000           $0.96    406,500            $0.96      382,750            $0.96
                                      =========== =============== ==========  =============== ============ ================

     Options exercisable at end of       392,000           $0.96    304,583            $0.94      173,250            $0.93
     year

     Weighted average fair value of
       options granted at end of year     15,000           $2.09     30,000            $1.28      245,750            $0.75
                                      ------------ -------------- ----------  --------------- ------------ ----------------




                                                 2001                        2000                         1999
                                               Warrants                    Warrants                     Warrants
                                         Number      Weighted      Number        Weighted       Number        Weighted
                                           of        average         of          average          of           average
                                         shares   exercise price   shares     exercise price    shares     exercise price

     Outstanding at beginning of year     800,000          $0.90    800,000            $0.90      300,000            $1.00

     Granted                              105,000           2.66          0             0.00      500,000             0.84
     Exercised                                  0           0.00          0             0.00            0             0.00
     Expired                                    0           0.00          0             0.00            0             0.00
                                       --------------  ---------  ----------  --------------- ------------ ----------------
     Outstanding at end of year           905,000          $1.10    800,000            $0.90      800,000            $0.90
                                       ==============  ========== ==========  =============== ============ ================

     Warrants exercisable at end of       905,000          $1.10    800,000            $0.90      800,000            $0.90
     year

     Weighted average fair value of
       Warrants granted at end of year    105,000          $1.96          0            $0.00      500,000            $0.73
                                       --------------  ---------- ----------  --------------- ------------ ----------------


                             PREFERRED VOICE, INC.

                         NOTES TO FINANCIAL STATEMENTS


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

Richard K. Stone                       40      Sr. Vice President-Enterprise Sales                    N/A


William D. Sprague                     52      Vice President - Corporate Operations                  N/A

Robert R. Williams                     51      Vice President - Software Development                  N/A



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

         Mr. Stone joined Preferred Voice in December 1998 as Senior Vice President of Sales and Marketing, his position title changed to Senior Vice President of Enterprise Sales in March of 2001, after serving for two years as a Vice President of Sales and Marketing for US Metrolines, Inc. and Director of National Accounts at Matrix Communication, Inc., both Jensen UICI Companies . Before that from June 1994 to March 1996, he served as Co-Founder/President of Telecable Communications, Inc. and from February 1991 to June 1994 Director of Sales at Value Added Communications. All of the businesses in which Mr. Stone has worked are telecommunications oriented companies.

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

                         Item 10. Executive Compensation

         The following tables set forth the compensation paid by the Company to certain executive officers during the fiscal year ended March 31, 2001, 2000, and 1999.


                               Annual Compensation

                                                                                                    Long Term
                                                                                                   Compensation
                                                                                               ---------------------
                                                                                                    Securities
                                                                                                    Underlying
                                  Year Ending                                 Other Annual       Options/Warrants
Name/Principal Position            March 31         Salary        Bonus       Compensation           Granted
-----------------------            --------         ------        -----       ------------           =======


G. Ray Miller - Chief                2001         $116,250       $10,000            -                 50,000
Executive Officer                    2000          $70,083       $10,000            -                   -
                                     1999          $48,000          -               -                250,000


Mary G. Merritt                      2001          $106,250      $10,000            -                 50,000
Vice President - Finance             2000          $72,666       $15,000            -                   -
                                     1999          $48,000          -               -                250,000


Richard K. Stone                     2001          $96,000       $25,150            -                 30,000
Senior Vice President -              2000          $92,769       $10,500            -                   -
Enterprise Sales                     1999          $11,538          -               -                120,000


William D. Sprague                   2001          $120,000         -               -                 50,000
Vice President - Corporate           2000          $67,879       $20,000            -                 30,000
Operations                           1999             -             -               -                   -


Robert R. Williams                   2001          $42,000       $5,000         $78,000*              70,000
Vice President - Software            2000          $42,000          -           $78,000*                -
Development                          1999          $42,500          -           $78,000*                -



* Consists of $6,500 per month paid to a business wholly owned by Mr. Williams, as set forth in "Certain Transactions."

No  other  stock  options  or  convertible   securities   were  granted  to  the
aforementioned executive officers during the fiscal years ended March 31, 2001, 2000, and 1999.


                      Option/SAR Grants in Fiscal Year 2001

                                   Number of              % of Total
                                   Securities             Options/SARs
                                   Underlying              Granted to
                                  Options/SARs             Employees          Exercise of Base
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



                                      Aggregated Option Exercises in Fiscal Year
                                         2001 and March 30, 2001 Option Values


                               Shares                         Number of Securities            Value of Unexercised
                              Acquired        Value       Underlying Unexercised Option       In-the-Money Options
Name:                       On Exercise     Realized          at March 30, 2001 (#)         at March 30, 2001 ($)(1)
----                        -----------     --------          ---------------------         ------------------------
                                                          Exercisable    Unexercisable    Exercisable    Unexercisable
                                                          -----------    -------------    -----------    -------------

G. Ray Miller                    --            --           450,000          50,000         291,105         32,345
Mary G. Merritt                  --            --           350,000          50,000         226,415         32,345
William D. Sprague               --            --            10,000          70,000          6,469          45,283
Richard K. Stone                 --            --            80,000          70,000          51,752         45,283
Robert R. Williams               --            --           105,000          70,000          67,925         45,283



(1) Fair market value of the common stock is based upon the average of the closing bid and asked prices as reported by the OTC Bulletin Board for March 30, 2001.


     Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the close of business on July 13, 2001, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on July 13, 2001.

                          Beneficial Ownership (1), (2)

                                             Number of
Name of Beneficial Owner                      Shares               Percentage
-----------------------------------------------------------------------------

Pegasus Settlement Trust (3)                2,715,667                   17.25%

G. Ray Miller (4)                             530,250                    3.36%

Mary G. Merritt(5)                          3,528,241                   22.40%

Gerard Hallaren(6)                             23,333                       *

Scott Ogilvie(7)                               40,000                       *

Richard K. Stone(8)                            80,000                       *

Robert R. Williams(9)                         108,500                       *

William D. Sprague(10)                         50,000                       *

Lawrence E. Steinberg(11)                   1,407,576                    8.94%

JMG Capital Partners, L.P.(12)                824,584                    5.23%

Capitol Growth Fund, Ltd.(13)                 806,471                    5.12%

Paragon Ranch(14)                             812,500                    5.16%

JMG Triton Offshore Fund Ltd. (15)            825,834                    5.25%

All Directors and executive officers as
 a group (eight persons)(16)                4,360,324                   27.69%

------------

*        Less than one percent (1%).
1) The rules of the SEC provide that, for purposes hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his/her/its economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.
2) Based on 15,744,571 shares outstanding on July 13, 2001. Shares of common stock subject to options that are exercisable within 60 days of July 13, 2001, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.
3) Pegasus Settlement Trust is a Channel Islands Trust of which SG Hambros Trust Company (Jersey) Limited of 7 the Esplanade, St. Helier, Jersey, Channel Islands is Trustee, and Mary Merritt is protector. The protector has the power to appoint new or additional trustees of the trust. The Trustee has sole voting and dispositive power over the shares pursuant to the terms of the Trust document. G. Ray Miller is the sole beneficiary of the Trust. Pegasus Settlement Trust's address is % SG Hambros Trust Company (Jersey) Limited, 7 The Esplanade, St. Helier, Jersey, Channel Islands JE4 8RT. We have been advised by
         Pegasus Settlement Trust that a number of natural persons who are officers or employees of the Trustee including Mr. W.J. Newbury, Chairman and Director, and Mr. N. Hill, Senior Trust Officer, have shares voting control over the shares, but there are two categories of natural people who may sign on behalf of the Trust, one of which must come from a list of people called "Category A" and one of which must come from a similar list called "Category B."
4) Includes 450,000 shares issuable upon exercise of warrants. Mr. Miller is the sole beneficiary of the Pegasus Settlement Trust but is not the beneficial owner of the common stock owned by the Trust because Mr. Miller does not exercise voting or investment power over such shares.
5) Includes 350,000 shares issuable upon exercise of warrants, 45,000 shares held by her minor children, and 2,715,667 shares held by Pegasus Settlement Trust.
6)       Includes 13,333 shares issuable upon exercise of warrants.
7)       Includes 40,000 shares issuable upon exercise of warrants.
8) Includes 80,000 shares issuable upon exercise of employee stock options.
9) Includes 25,000 shares issuable upon exercise of warrants, and 80,000 shares issuable upon exercise of employee stock options.
10) Includes 20,000 shares issuable upon exercise of employee stock options.
11) Includes 100,000 shares issuable upon exercise of warrants held by Mr. Steinberg and 216,440 shares in trusts of which he is the Trustee, two of which his children are beneficiaries. Mr. Steinberg's address is 5420 LBJ Freeway, LB 56, Dallas, Texas 75240.
12) Includes 100,000 shares issuable upon exercise of warrants. JMG Capital Partners' address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, California 90067. The information provided herein is based on the
         Schedule 13G filed with the SEC on June 8, 2001 by JMG Capital Partners, L.P. We have been advised by JMG Capital Partners that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners and he is the natural person who has sole voting power over the shares held by JMG Capital Partners.

13) Includes 262,500 shares issuable upon exercise of warrants. Capitol Growth Fund, Ltd.'s address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, California 90067. We have been informed that Badar Al-Rezaihan is the natural person who exercises sole voting power over the shares of Capital Growth Fund, Ltd.
14) Includes 187,500 shares issuable upon exercise of warrants. Paragon Ranch's address is 1200 17th Street, Suite 2660, Denver, Colorado 80202. We have been informed by Paragon Ranch that Leslie Melzer, Vice President of Paragon Ranch, and Richard L. Gooding, President of Paragon Ranch, share voting power over the shares held by Paragon Ranch.
15) JMG Triton Offshore Fund Ltd.'s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. The information provided herein is based on the Schedule 13G filed with the SEC on June 8, 2001 by JMG Triton Offshore Fund Ltd. WE have been informed that JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd. and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.
16)      Includes the shares described in footnotes 4 through 10.

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

3.5(3)            Certificate  of  Amendment,  filed on March 7,  1997  with the
                  Secretary of State of Delaware (Exhibit 3.5)
3.6(1)            Bylaws of Preferred/telecom, Inc. (Exhibit 3.4)
4.1(1)            Specimen    Certificate    evidencing    Common    Stock    of
                  Preferred/telecom,  Inc.  (Exhibit  4.1)
10.1(6)           Form  of  Warrant   Certificate   and   Schedule   of  Warrant
                  Certificates (Exhibit 10.1)
10.2(5)           Subscription  Agreement  and  Letter of  Investment  Intent of
                  Triton Capital Investments,  Ltd., dated July 1, 1999 (Exhibit
                  10.1)
10.3(5)           Subscription  Agreement and Letter of Investment Intent of JMG
                  Capital Partners, L.P., dated July 1, 1999 (Exhibit 10.2)
10.4(7)           Volume License  Agreement  between  Philips Speech  Processing
                  North America, a division of Philips Electronics North America
                  Corporation and Preferred Voice, Inc. (Exhibit 10.31)
10.5(8)           Form of Subscription  Agreement  between Preferred Voice, Inc.
                  and certain  purchasers of Preferred Voice,  Inc. common stock
                  (Exhibit 10.1)
10.6(8)           Form of Warrant Certificate (Exhibit 10.2)
10.7(8)           Warrant  No. 122 issued to  Stifel,  Nicolaus & Company,  Inc.
                  (Exhibit 10.3)
10.8(5)           Second  Amendment to Lease between  Dallas  Office  Portfolio,
                  L.P.,   as   successor  in  interest  to   Greenville   Avenue
                  Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.9(1)           Preferred/telecom,  Inc.  1994  Stock Plan for  Incentive  and
                  Non-Qualified Stock Options (Exhibit 10.5)
10.10(9)          2000 Stock Plan for  Incentive  Stock Options and Other Equity
                  Participation (Exhibit 10.1)
10.11(9)          Form of Incentive Stock Option Agreement (Exhibit 10.2)
10.12(4)          Marketing  Agreement  between  Preferred  Voice,  Inc. and
                  North Carolina RSA 3 Cellular  Telephone Co. dba Carolina West
                  Wireless (Exhibit 10.18)*
10.13(4)          Amendment to Marketing  Agreement  and  North Carolina  RSA  3
                  Cellular  Telephone Co. dba Carolina  West  Wireless  (Exhibit
                  10.19)*
10.14(4)          Marketing Agreement between Preferred Voice, Inc. and Cellular
                  Mobile Systems of St. Cloud, LLP (Exhibit 10.20)*
10.15(4)          Amendment to Marketing Agreement between Preferred Voice, Inc.
                  and Cellular Mobile Systems of St. Cloud, LLP (Exhibit 10.21)*
10.16(4)          Software License  Agreement  between Preferred Voice, Inc. and
                  Carolina West Wireless (Exhibit 10.22)
10.17(4)          Software License  Agreement  between Preferred Voice, Inc. and
                  Cellular Mobile Systems of St. Cloud, LLP (Exhibit 10.23)
10.18(11)         Form  of  Subscription  Agreement  by  and  between  Preferred
                  Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.19(11)         Form of Warrant  Certificate,  issued by Preferred Voice, Inc.
                  pursuant  to the  Subscription  Agreement  attached as Exhibit
                  10.24 hereto (Exhibit 10.2)
10.20(3)          Software License Agreement between Rural Cellular  Corporation and Preferred Voice, Inc. (Exhibit 10.26)
10.21(3)          Marketing  Agreement  between Rural Cellular  Corporation  and
                  Preferred Voice, Inc. (Exhibit 10.27)*
10.22(3)          Software   License    Agreement   between   Midwest   Wireless
                  Communications,  L.L.C.  and Preferred  Voice,  Inc.  (Exhibit
                  10.32)
10.23(3)          Marketing  Agreement between Midwest Wireless  Communications,
                  L.L.C. and Preferred Voice, Inc. (Exhibit 10.33)*

------------

* Confidential materials have been deleted from such exhibits and filed separately with the Securities and Exchange Commission.

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

(b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K with the Securities and Exchange Commission on April, 30, 2001, reporting on amendments to contracts that we had signed with certain of our customers to implement what we refer to as our "opt-out" program as an Item 5, Other Event. No financial statements were filed with this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                  Preferred Voice, Inc.
                                  (Registrant)



Date: August 8, 2001              By:  /s/ G. Ray Miller
                                     ----------------------------------------
                                     G. Ray Miller, Chief Executive Officer


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


                  SIGNATURE                                       TITLE                                DATE
                  ---------                                       -----                                ----


/s/ G. Ray Miller                              Chief Executive Officer and Chairman of           August 8, 2001
------------------------------------------     the Board of Directors (Principal
G. Ray Miller                                  Executive Officer)

/s/ Mary G. Merritt                            Secretary, Treasurer and Vice President of        August 8, 2001
------------------------------------------     Finance and Director (Principal Accounting
Mary G. Merritt                                Officer)

                                              Director                                           August __, 2001
------------------------------------------
Scott V. Ogilvie

/s/ Gerard Hallaren                           Director                                           August 9, 2001
------------------------------------------
Gerard Hallaren


                                INDEX TO EXHIBITS



Exhibit
Number               Description of Exhibit
------               ----------------------

3.1(1)            Certificate of Incorporation of Preferred/telecom,  Inc. filed on  August 3, 1992  with the  Secretary  of State of  Delaware
                  (Exhibit 3.1)
3.2(1)            Certificate  of  Amendment,  filed  on May 2,  1994  with  the
                  Secretary of State of Delaware (Exhibit 3.2)
3.3(1)            Certificate  of  Amendment,  filed on March 21,  1995 with the
                  Secretary of State of Delaware (Exhibit 3.3)
3.4(2)            Certificate  of  Amendment,  filed on July 27,  1995  with the
                  Secretary of State of Delaware (Exhibit 3.5)
3.5(3)            Certificate  of  Amendment,  filed on March 7,  1997  with the
                  Secretary of State of Delaware (Exhibit 3.5)
3.6(1)            Bylaws of Preferred/telecom, Inc. (Exhibit 3.4)
4.1(1)            Specimen    Certificate    evidencing    Common    Stock    of
                  Preferred/telecom,  Inc.  (Exhibit  4.1)
10.1(6)           Form  of  Warrant   Certificate   and   Schedule   of  Warrant
                  Certificates (Exhibit 10.1)
10.2(5)           Subscription  Agreement  and  Letter of  Investment  Intent of
                  Triton Capital Investments,  Ltd., dated July 1, 1999 (Exhibit
                  10.1)
10.3(5)           Subscription  Agreement and Letter of Investment Intent of JMG
                  Capital Partners, L.P., dated July 1, 1999 (Exhibit 10.2)
10.4(7)           Volume License  Agreement  between  Philips Speech  Processing
                  North America, a division of Philips Electronics North America
                  Corporation and Preferred Voice, Inc. (Exhibit 10.31)
10.5(8)           Form of Subscription  Agreement  between Preferred Voice, Inc.
                  and certain  purchasers of Preferred Voice,  Inc. common stock
                  (Exhibit 10.1)
10.6(8)           Form of Warrant Certificate (Exhibit 10.2)
10.7(8)           Warrant  No. 122 issued to  Stifel,  Nicolaus & Company,  Inc.
                  (Exhibit 10.3)
10.8(5)           Second  Amendment to Lease between  Dallas  Office  Portfolio,
                  L.P.,   as   successor  in  interest  to   Greenville   Avenue
                  Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.9(1)           Preferred/telecom,  Inc.  1994  Stock Plan for  Incentive  and
                  Non-Qualified Stock Options (Exhibit 10.5)
10.10(9)          2000 Stock Plan for  Incentive  Stock Options and Other Equity
                  Participation (Exhibit 10.1)
10.11(9)          Form of Incentive Stock Option Agreement (Exhibit 10.2)
10.12(4)          Marketing  Agreement  between  Preferred  Voice,  Inc. and
                  North Carolina RSA 3 Cellular  Telephone Co. dba Carolina West
                  Wireless (Exhibit 10.18)*
10.13(4)          Amendment to Marketing  Agreement  and  North Carolina  RSA  3
                  Cellular  Telephone Co. dba Carolina  West  Wireless  (Exhibit
                  10.19)*
10.14(4)          Marketing Agreement between Preferred Voice, Inc. and Cellular
                  Mobile Systems of St. Cloud, LLP (Exhibit 10.20)*
10.15(4)          Amendment to Marketing Agreement between Preferred Voice, Inc.
                  and Cellular Mobile Systems of St. Cloud, LLP (Exhibit 10.21)*
10.16(4)          Software License  Agreement  between Preferred Voice, Inc. and
                  Carolina West Wireless (Exhibit 10.22)
10.17(4)          Software License  Agreement  between Preferred Voice, Inc. and
                  Cellular Mobile Systems of St. Cloud, LLP (Exhibit 10.23)
10.18(11)         Form  of  Subscription  Agreement  by  and  between  Preferred
                  Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.19(11)         Form of Warrant  Certificate,  issued by Preferred Voice, Inc.
                  pursuant  to the  Subscription  Agreement  attached as Exhibit
                  10.24 hereto (Exhibit 10.2)
10.20(3)          Software License Agreement between Rural Cellular  Corporation and Preferred Voice, Inc. (Exhibit 10.26)
10.21(3)          Marketing  Agreement  between Rural Cellular  Corporation  and
                  Preferred Voice, Inc. (Exhibit 10.27)*
10.22(3)          Software   License    Agreement   between   Midwest   Wireless
                  Communications,  L.L.C.  and Preferred  Voice,  Inc.  (Exhibit
                  10.32)
10.23(3)          Marketing  Agreement between Midwest Wireless  Communications,
                  L.L.C. and Preferred Voice, Inc. (Exhibit 10.33)*

------------

* Confidential materials have been deleted from such exhibits and filed separately with the Securities and Exchange Commission.

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