Form 10QSB
period 2001-06-30
PREFERRED VOICE INC
filed 2001-08-14
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

         { X } Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2001.

                                       or

          { } Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 for the
              Transition Period From _____________to _____________

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

           Delaware                                        75-2440201
----------------------------------                  ----------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                   75206
------------------------------------------           ---------------------------
(Address of Principal Executive                             (Zip Code)
              Offices)

                                 (214) 265-9580
              -----------------------------------------------------
              (Registrant's Telephone Number, including area code.)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, Former Address and Former Fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X                 No
   ---------------           ---------------


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 15,744,571 shares as of August 10, 2001.

Transitional Small Business Format    Yes                     No       X
                                         ------------           ----------------


                                      INDEX


                              Preferred Voice, Inc.


Part I.  Financial Information                                                                             1

Item 1.  Financial Statements                                                                              1

         Balance Sheets-June 30, 2001, June 30, 2000 and March 31, 2001.                                   1

         Statements of Operations-Three Months Ended June 30, 2001 and 2000
         and for the Year Ended March 31, 2001.                                                            3

         Statements of Cash Flows-Three Months Ended June 30, 2001 and 2000
         and for the Year Ended March 31, 2001.                                                            4

         Notes to Financial Statements - June 30, 2001.                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    18

Part II. Other Information                                                                                 21

Item 1.  Legal Proceedings                                                                                 21

Item 2.  Changes in Securities                                                                             21

Item 3.  Defaults upon Senior Securities                                                                   22

Item 4.  Submission of Matters to a Vote of Security Holders                                               22

Item 5.  Other Information                                                                                 22

Item 6.  Exhibits and Reports on Form 8-K                                                                  23

Signatures                                                                                                 24



                              PREFERRED VOICE, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                                 MARCH 31, 2001



                                                                     June 30,              June 30,               March 31,
                                                                       2001                  2000                    2001
                                                                    (Unaudited)           (Unaudited)             (Audited)
                                                                  ----------------     ------------------      -----------------
Assets

    Current Assets:
        Cash and cash equivalents                                    $  1,283,070           $    644,739          $   1,735,752
        Accounts receivable, net of allowance
           for doubtful accounts of $ -0-, $-0-
           and $-0- respectively                                           65,204                  7,020                 39,141
        Employee advances                                                   3,144                      0                    922
        Inventory                                                          49,085                 86,314                 49,085
        Prepaid expenses                                                      203                      0                    493
                                                                  ----------------     ------------------      -----------------

    Total current assets                                             $  1,400,706           $    738,073          $   1,825,393
                                                                  ----------------     ------------------      -----------------

    Property and equipment:
       Computer equipment                                            $    933,428           $    472,927          $     882,960
       Furniture and fixtures                                              42,691                 40,791                 42,691
       Office equipment                                                    61,889                 18,198                 61,889
                                                                  ----------------     ------------------      -----------------

                                                                     $  1,038,008           $    531,916          $     987,540
    Less accumulated depreciation                                       (247,176)              (110,982)              (187,807)
                                                                  ----------------     ------------------      -----------------

    Net property and equipment                                       $    790,832           $    420,934          $     799,733
                                                                  ----------------     ------------------      -----------------

    Other assets:
       Capitalized software development costs,
       net of accumulated amortization of
       $387,421, $194,484 and $343,388, respectively                 $    403,436           $    306,471          $     380,173
       Deposits                                                            15,687                 85,114                 14,093
       Prepaid expenses                                                         0                761,018                      0
       Trademarks                                                          51,091                 11,452                 48,533
       Deferred stock issuance costs                                            0                 32,470                      0
                                                                  ----------------     ------------------      -----------------

    Total other assets                                               $    470,214          $   1,196,525          $     442,799
                                                                  ----------------     ------------------      -----------------

Total assets                                                         $  2,661,752          $   2,355,532          $   3,067,925
                                                                  ================     ==================      =================


                              PREFERRED VOICE, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                                 MARCH 31, 2001


                                                                   June 30,            June 30,              March 31,
                                                                     2001                2000                   2001
                                                                 (Unaudited)          (Unaudited)            (Audited)
                                                              -------------------   ----------------      -----------------

      Liabilities and stockholders' equity

      Current liabilities:
          Accounts payable                                          $    150,671         $  228,285            $   338,270
          Accrued operating expenses                                      36,059             11,999                 39,379
          Accrued vacation                                                31,356             20,203                 22,194
          Accrued payroll and payroll taxes                               41,720              5,631                  3,589
          Accrued interest payable                                        38,815             41,001                 44,451
          Customer deposits                                              342,118            390,992                342,118
          Current maturities of long-term debt                            20,000             30,000                 30,000
          Note payable                                                    50,866             50,868                 50,866
                                                              -------------------   ----------------      -----------------

                 Total current liabilities                          $    711,605         $  778,979            $   870,867
                                                              -------------------   ----------------      -----------------



      Commitments (Note J)




      Stockholders' equity:
         Common stock, $0.001 par  value
            20,000,000 shares authorized; shares
            issued 15,744,571, 13,626,492 and
            15,672,586 respectively                                  $    15,745         $   13,626            $    15,674
         Additional paid-in capital                                   14,652,779          9,310,570             13,856,051
         Accumulated deficit                                        (12,716,872)        (7,745,775)           (11,672,799)
         Treasury stock - 22,500, 385,224 and

            385,224 shares at cost, respectively                         (1,505)            (1,868)                (1,868)
                                                              -------------------   ----------------      -----------------

                  Total stockholders' equity                       $   1,950,147        $ 1,576,553           $  2,197,058
                                                              -------------------   ----------------      -----------------

Total liabilities and stockholders' equity                         $   2,661,752        $ 2,355,532           $  3,067,925
                                                              ===================   ================      =================




                              PREFERRED VOICE, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                      AND FOR THE YEAR ENDED MARCH 31, 2001


                                                               June 30,             June 30,               March 31,
                                                                 2001                 2000                    2001
                                                              (Unaudited)          (Unaudited)             (Audited)
                                                            ----------------     ----------------       -----------------


Sales                                                         $      84,272          $     6,608            $    138,097

Cost of sales                                                        19,211                8,949                 101,188
                                                            ----------------     ----------------       -----------------

          Gross profit (loss)                                 $      65,061          $   (2,341)            $     36,909
                                                            ----------------     ----------------       -----------------

Costs and expenses:
  General and administrative                                  $   1,107,984          $   811,529            $  4,011,608
   Interest expense                                                   1,150                1,150                   4,600
                                                            ----------------     ----------------       -----------------

          Total costs and expenses                            $   1,109,134          $   812,679            $  4,016,208
                                                            ----------------     ----------------       -----------------

Loss from operations                                          $ (1,044,073)          $ (815,020)            $ (3,979,299)
                                                            ----------------     ----------------       -----------------

Other income (expense):
  Loss from impairment of assets                              $           0          $      0               $   (837,120)
                                                            ----------------     ----------------       -----------------

          Total other income (expense)                        $           0          $      0               $   (837,120)
                                                            ----------------     ----------------       -----------------

Loss from operations before income taxes and
   extraordinary item                                         $  (1,044,073)         $  (815,020)           $  (4,816,419)

Provision for income taxes                                                0                 0                           0
                                                            ----------------     ----------------       -----------------

Loss from operations before extraordinary item                $  (1,044,073)         $  (815,020)           $  (4,816,419)

Extraordinary item:
   Gain from extinguishment of debt (less
     applicable income taxes of $-0-)(Note L)                             0                    0                   74,375
                                                            ----------------     ----------------       -----------------

Net loss                                                      $  (1,044,073)         $  (815,020)           $  (4,742,044)
                                                            ================     ================       =================

Per share amounts:

Loss from operations                                          $      (0.07)          $    (0.06)            $      (0.35)
                                                            ================     ================       =================

Gain from extinguishment of debt                              $       0.00           $     0.00             $       0.01
                                                            ================     ================       =================

Net loss per share                                            $      (0.07)          $    (0.06)            $      (0.34)
                                                            ================     ================       =================



                              PREFERRED VOICE, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                      AND FOR THE YEAR ENDED MARCH 31, 2001


                                                                June 30,                June 30,                March 31,
                                                                  2001                    2000                     2001
                                                               (Unaudited)            (Unaudited)               (Audited)
                                                           --------------------    -------------------     ---------------------


Cash Flows from Operating Activities:
   Cash received from customers                                 $       58,209          $      3,512             $      54,006
   Cash paid to suppliers and employees                            (1,174,571)              (792,473)               (3,643,002)
                                                           --------------------    -------------------     ---------------------

         Net cash used by operating activities                  $  (1,116,362)          $   (788,961)            $  (3,588,996)
                                                           --------------------    -------------------     ---------------------

Cash flows from investing activities:
   Capital expenditures                                         $    (117,765)          $   (269,859)            $    (948,089)
   Employee advances                                                   (2,222)                      0                     (922)
                                                           --------------------    -------------------     ---------------------

         Net cash used by investing activities                  $    (119,987)          $   (269,859)            $    (949,011)
                                                           --------------------    -------------------     ---------------------

Cash flows from financing activities:
   Proceeds from issuance of stock                              $      783,667          $     342,935            $    4,913,135
   Stock issuance costs                                                      0               (12,667)                  (12,667)
                                                           --------------------    -------------------     ---------------------

        Net cash provided by financing activities               $      783,667          $     330,268            $    4,900,468
                                                           --------------------    -------------------     ---------------------

Net increase (decrease) in cash and cash                        $    (452,682)          $   (728,552)            $      362,461
equivalents

Cash and cash equivalents:
   Beginning of period                                               1,735,752              1,373,291                 1,373,291
                                                           --------------------    -------------------     ---------------------
   End of period                                                $    1,283,070          $     644,739            $    1,735,752
                                                           ====================    ===================     =====================

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock in exchange for debt                   $    16,786            $    15,197                $        0
                                                           ====================    ===================     =====================


                              PREFERRED VOICE, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                      AND FOR THE YEAR ENDED MARCH 31, 2001



                                                                   June 30,                 June 30,                March 31,
                                                                     2001                     2000                     2001
                                                                  (Unaudited)              (Unaudited)              (Audited)
                                                               ------------------        ----------------        -----------------

      Reconciliation of net loss to net
        cash used by operating activities:

      Net loss                                                    $  (1,044,073)            $  (815,020)           $  (4,742,044)
                                                               ------------------        ----------------        -----------------


      Adjustments  to  reconcile   net  loss  to
        net  cash  used  by  operating activities:

         Depreciation                                             $      103,403            $     52,323           $      278,052
         Gain on sale of fixed assets                                    (3,291)                       0                        0
         Impairment loss                                                       0                       0                  837,120
         Fair value of stock warrants issued in
            exchange for services                                              0                       0                  131,162



         Changes in assets and liabilities:
            Increase in accounts receivable                             (26,063)                 (3,096)                 (35,217)
            (Increase) decrease in inventory                                   0                 (1,590)                   35,639
            Increase in deposits                                         (1,594)                       0                  (5,081)
            (Increase) decrease in prepaid expenses                          290                       0                    (493)
            Increase in patents and trademarks                           (2,558)                 (3,980)                 (41,061)
            Increase in accounts payable                               (187,599)                       0                 (40,715)
            Increase (decrease) in accrued expenses                       45,123                (29,336)                   42,516
            Increase (decrease) in customer deposits                           0                  11,738                 (48,874)
                                                               ------------------        ----------------        -----------------

                   Total adjustments                              $     (72,289)            $     26,059           $  (1,153,048)
                                                               ------------------        ----------------        -----------------

      Net cash used by operating activities                       $  (1,116,362)            $  (788,961)           $  (3,588,996)



                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note A - General organization:

   Preferred Voice, Inc. (the "Company") is a Delaware corporation incorporated in 1992. On February 25, 1997, the Company's stockholders approved changing the name of the Company to better reflect the nature of the Company's business. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995. The Company provides products and services to the telecommunications industry throughout the United States and maintains its principal offices in Dallas, Texas. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior period amounts have been reclassified for comparison purposes.


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

   Capitalized software development

      The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years. During the periods ended June 30, 2001 and 2000 and March 31, 2001, software development costs capitalized were $67,296, $116,269 and $338,815, respectively. The amortization of capitalized software development costs for the periods ended June 30, 2001 and 2000 and March 31, 2001 was $44,033, $35,584 and $184,488, respectively.

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

   Revenue recognition

      The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the three months ended
   June 30, 2001, the majority of the Company's revenue consisted of revenue sharing receipts. During the three months ended June 30 2000, the majority of the Company's revenue consisted of billing end-users for services. Revenue sharing income is recognized when the voice dialing services are provided. Revenue sharing income for the three months ended June 2001 and 2000 was $84,272 and $0, respectively and $74,779 for the year ended March 31, 2001.

   Advertising expense

      The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $2,275 and $2,950 for the three months ended June 30, 2001 and 2000, respectively and $74,158 for the year ended March 31, 2001.

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

      Loss per share is based on the weighted average number of shares outstanding of 15,589,892 and 13,091,105 at June 30, 2001 and 2000,
   respectively and 13,884,662 for the year ended March 31, 2001.

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


Note C - Note payable:

   Note payable consists of the following:


                                                                                        June           June           March
                                                                                        2001           2000            2001
                                                                                     -----------    -----------     -----------

              Note payable, Brite Voice Systems,  Inc., dated January 31,  1997.
                  Note is  unsecured  and  payable  in monthly  installments  of
                  $8,112,  including  interest at the rate of prime + 2 (8.5% at
                  March 31, 1999) through maturity on January 1, 1998.                  $50,866        $50,868         $50,866
                                                                                     ===========    ===========     ===========


      The note to Brite Voice Systems, Inc. (Brite) is currently in dispute and effective April 1997; the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for the three months ended June 30, 2001 and 2000 and for the year ended March 31, 2001.

Note D - Long-term debt:

Long-term debt consists of the following:

                                                                                        June            June             March
                                                                                        2001            2000             2001
                                                                                     ------------    ------------     ------------

              Notes  payable  dated  various  dates  from May 20,  1996  through
                  September 9, 1996,  secured by common stock with principal and accrued  interest  due at  maturity on various  dates  through
                  September  9, 1998.  216,250  warrants to  purchase  shares of common  stock at $3.00 per share  expiring  on  various  dates through  September  9, 1998 were  issued to the note  holders.
                  These notes were converted into 1,612,421 shares of common
                  stock on various dates through June 30, 2001.                          $10,000         $20,000          $20,000

              Note  payable  to Equity  Communication.  This note is  unsecured,
                  non-interest bearing, and due upon demand                               10,000          10,000           10,000
                                                                                     ------------    ------------     ------------

                                                                                         $20,000         $30,000          $30,000
              Less current portion                                                        20,000          30,000           30,000
                                                                                     ------------    ------------     ------------

              Total                                                                        $   0           $   0            $   0
                                                                                     ============    ============     ============


   Interest expense charged to operations related to the long-term debt was $1,150 for the three months ended June 30, 2001 and 2000 and $4,600 for the year ended March 31, 2001.


Note E - Common stock:

   Common stock authorized

      On September 29, 2000, the Company's Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares has not yet been approved by the Company's stockholders.

   Stock purchase warrants

     At June  30,  2001,  the  Company  had  outstanding  warrants  to  purchase
   2,851,203 shares of the Company's common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire on dates ranging from September 8, 2001 to April 19, 2006. At June 30, 2001, 2,851,203 shares of common stock were reserved for that purpose.

   Common stock reserved

      At June 30, 2001, shares of common stock were reserved for the following purposes:

      Exercise of stock warrants                                      2,851,203
      Exercise of future grants of stock options
        and stock appreciation rights under the
        1994 stock option plan                                          412,250
      Exercise of future grants of stock options
        and stock appreciation rights under the
        2000 stock option plan                                          750,000
                                                                  --------------
                                                                      4,013,453
                                                                  ==============


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

   The provision for income taxes consists of:

                                        June             June           March
                                        2001             2000           2001
                                  -------------    --------------    -----------

   Current income taxes             $    0            $    0           $    0

   Change in  deferred
     income  taxes due
     to temporary differences            0                 0                0
                                  -------------    --------------    -----------

                                    $    0            $    0           $    0
                                  =============    ==============    ===========

   Deferred tax (liabilities) assets consist of the following:


                                                                            June 30,          June 30,          March 31,
                                                                              2001              2000              2001
                                                                         ----------------  ---------------  ------------------


                        Accumulated depreciation                             $  (59,000)      $  (39,000)        $     59,000
                                                                         ----------------  ---------------  ------------------

                        Gross deferred tax liabilities                       $  (59,000)      $  (59,000)        $   (59,000)
                                                                         ----------------  ---------------  ------------------

                        Stock warrant compensation                           $    70,000      $         0        $     70,000
                        Accrued liabilities                                       11,000            7,000               8,000
                        Start-up expenditures                                          0            1,000                   0
                        Net operating loss carryforward                        4,231,000        2,598,000           3,881,000
                                                                         ----------------  ---------------  ------------------

                        Gross deferred tax assets                            $ 4,312,000      $ 2,606,000        $  3,959,000
                        Valuation allowance                                  (4,253,000)      (2,567,000)         (3,900,000)
                                                                         ----------------  ---------------  ------------------

                        Net deferred tax assets                              $    59,000      $    39,000        $     59,000
                                                                         ----------------  ---------------  ------------------

                                                                             $        0       $         0        $       0
                                                                         ================  ===============  ==================


                        The increase in the deferred tax valuation
                           allowance is as follows:                          $   353,000      $    275,000       $   1,608,000
                                                                         ================  ===============  ==================



   The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

   The Company has available at June 30, 2001, a net operating loss carryforward of approximately $12,443,000, which can be used to offset future taxable income through the year 2022. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.


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

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At June 30, 2001, options to purchase 412,000 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at June 30, 2001.

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

    Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At June 30, 2001, options to purchase 572,000 shares at exercise prices of $1.40 to $1.94 per share were outstanding. No stock appreciation rights had been granted at June 30, 2001.

    During the year ended March 31, 2001, the Company issued 105,000 warrants to certain officers or directors at exercise prices ranging from $0.84 to $2.93. The warrants can be exercised at any time and expire on various dates through March 31, 2004.


Note H - Proforma information related to stock options and warrants:

   The per  share  weighted-average  fair  value of stock  options  granted  was
determined  using  the  Black  Scholes   Option-Pricing   Model.  The  following
weighted-average assumptions were used in the pricing model:


                                                         June 30, 2001          June 30, 2000           March 31, 2001
                                                        -----------------    --------------------    ---------------------

                        Expected dividend yield              0.00%                  0.00%                   0.00%

                        Risk-free interest rate          4.13% - 4.14%          5.69% - 6.02%           4.14% - 6.35%

                        Expected life                     1.5 years to        2.5 years to 3.5         1.5 years to 3.5
                                                           3.5 years                years                   years

                        Expected volatility                   169%                  139%                     172%

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

                                                                         June 30, 2001      June 30, 2000     March 31, 2001
                                                                        ----------------   ----------------   -----------------

                        Net loss:
                          As reported                                     $ (1,044,073)        $  (815,020)      $ (4,742,044)
                                                                        ================   ================   =================

                          Proforma                                        $ (1,054,417)        $  (824,849)      $ (5,384,131)
                                                                        ================   ================   =================

                        Loss per common share:
                          As reported                                     $      (0.07)        $     (0.06)      $      (0.34)
                                                                        ================   ================   =================

                          Proforma                                        $      (0.07)        $     (0.07)      $      (0.39)
                                                                        ================   ================   =================


   Proforma loss reflects only options granted to during the periods ended June 30, 2001 and 2000 and March 31, 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is reflected over the option's vesting period.

   Following is a summary of the stock award and incentive plans and warrants:


                                              June 2001                   June 2000                   March 2001
                                        ------------------------- --------------------------- ----------------------------
                                              2000 plan                   2000 plan                    2000 plan
                                        ------------------------- --------------------------- ----------------------------
                                        Number       Weighted      Number       Weighted        Number       Weighted
                                          of         average         of          average          of          average
                                        shares    exercise price   shares    exercise price     shares    exercise price
                                        ------    --------------   ------    --------------     ------    ---------------


   Outstanding at beginning of period    576,000       $    1.45          0        $    0.00           0        $    0.00

   Granted                                     0            0.00          0             0.00     576,000             1.45
   Exercised                                   0            0.00          0             0.00           0             0.00
   Expired                                     0            0.00          0             0.00           0             0.00
   Forfeited                             (4,000)          (1.45)          0             0.00           0             0.00
                                         -------- --------------- ---------- ---------------- ----------- ----------------

   Outstanding at end of period          572,000       $    1.45          0        $    0.00     576,000        $    1.45
                                         ======== =============== ========== ================ =========== ================

   Options exercisable at end of         190,666       $    1.45          0        N/A           190,666        $    1.45
   period

   Weighted average fair value of
     options granted at end of period          0       N/A                0        N/A           576,000        $    1.21


                                              June 2001                   June 2000                    March 2001
                                       -------------------------- --------------------------- -----------------------------
                                              1994 plan                   1994 plan                    1994 plan
                                       -------------------------- --------------------------- -----------------------------
                                       Number        Weighted      Number       Weighted        Number        Weighted
                                         of          average         of         average           of          Average
                                       shares     exercise price   shares    exercise price     shares     exercise price
                                       ------     --------------   ------    --------------     ------     --------------

   Outstanding at beginning of period    412,000       $    0.96    406,500       $     0.96      406,500       $     0.96

   Granted                                     0            0.00     15,000             2.50       15,000             2.50
   Exercised                                   0            0.00    (9,500)           (1.00)      (9,500)           (1.00)
   Expired                                     0            0.00          0             0.00            0             0.00
   Forfeited                                   0            0.00          0             0.00            0             0.00
                                       ---------- --------------- ---------  ---------------- -----------   ---------------

   Outstanding at end of period          412,000       $    0.96    406,500        $    0.96      412,000       $     0.96
                                       ========== =============== =========  ================ ===========   ===============

   Options exercisable at end of         392,000       $    0.96    295,083       $     0.94      392,000       $     0.96
   period

   Weighted average fair value of
     options granted at end of period          0       N/A           15,000       $     2.09       15,000       $     2.09



                                              June 2001                   June 2000                    March 2001
                                       -------------------------- --------------------------- -----------------------------
                                               Warrants                    Warrants                     Warrants
                                       -------------------------- --------------------------- -----------------------------
                                        Number      Weighted       Number       Weighted        Number        Weighted
                                          of         average         of          average          of           average
                                        shares   exercise price    shares    exercise price     shares     exercise price
                                       --------- ---------------- ---------- ---------------- ------------ ----------------

   Outstanding at beginning of period    905,000      $     1.10    800,000        $    0.90      800,000        $    0.90

   Granted                                     0            0.00          0             0.00      105,000             2.66
   Exercised                                   0            0.00          0             0.00            0             0.00
   Expired                                     0            0.00          0             0.00            0             0.00
                                       --------- ---------------- ---------- ---------------- ------------ ----------------

   Outstanding at end of period          905,000      $     1.10    800,000        $    0.90      905,000        $    1.10
                                       ========= ================ ========== ================ ============ ================

   Warrants exercisable at end of        905,000      $     1.10    800,000        $    0.90      905,000        $    1.10
   period

   Weighted average fair value of
     warrants granted at end of period         0       N/A                0        N/A            105,000        $    1.96



Note I - Stock warrants:

   During the year ended March 31, 2001, the Company issued 151,035 warrants to certain service providers and business partners at exercise prices ranging from $0.84 to $3.53. The warrants can be exercised at any time and expire at various dates through August 24, 2006.

   In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. The Company recognized $131,162 as compensation expense during the year ended March 31, 2001 related to warrants issued to non-employees. No warrants were issued and no compensation expense was recognized by the Company during the periods ended June 30, 2001 and 2000 with respect to warrants issued to non-employees.

   The  per  share   weighted-average   fair  value  of   warrants   granted  to
non-employees was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

                                                           June 2001             June 2000               March 2001
                                                        -----------------  ----------------------  -----------------------

                        Expected dividend yield               N/A                   N/A                    0.00%

                        Risk-free interest rate               N/A                   N/A                    5.69%

                        Expected life                         N/A                   N/A            0.5 years to 3.5 years

                        Expected volatility                   N/A                   N/A                     172%

   Following is a summary of warrants issued to non-employees:


                                              June 2001                   June 2000                    March 2001
                                     ---------------------------- --------------------------- -----------------------------
                                       Number       Weighted       Number       Weighted        Number        Weighted
                                         of          Average         of         average           of           average
                                       shares    exercise price    shares    exercise price     shares     exercise price
                                     ----------- ---------------- ---------  ---------------- ------------ ----------------

  Outstanding at beginning of period     621,035      $     1.76    470,000       $     1.36      470,000        $    1.36

  Granted                                      0            0.00          0             0.00      151,035             3.01
  Exercised                                    0            0.00          0             0.00            0             0.00
  Expired                                      0            0.00          0             0.00            0             0.00
                                     ----------- ---------------- ---------  ---------------- ------------ ----------------

  Outstanding at end of period           621,035      $     1.76    470,000       $     1.36      621,035        $    1.76
                                     =========== ================ =========  ================ ============ ================

  Warrants exercisable at end of         621,035      $     1.76    470,000       $     1.36      621,035        $    1.76
  period

  Weighted average fair value of
    warrants granted at end of period          0       N/A                0       N/A             151,035        $    1.67


   Following is an overall summary of the stock warrant activity:

                                           June 2001                     June 2000                    March 2001
                                   ---------------------------------------------------------- ----------------------------
                                     Number        Weighted       Number        Weighted        Number       Weighted
                                       of          average          of           average          of          Average
                                     shares     exercise price    shares     Exercise price     shares    exercise price
                                   ------------ ---------------   ------     --------------   ----------- ----------------

  Outstanding at beginning of        2,778,703       $    1.75    2,303,203        $    1.14   2,303,203        $    1.14
  period

     Issued                            197,500            2.00       65,000             2.50     973,000             2.39
     Exercised                        (50,000)          (1.00)    (335,196)           (1.09)   (420,196)           (1.02)
     Expired                          (75,000)          (3.12)     (24,804)           (3.00)    (77,304)           (2.01)
                                   ------------ --------------  ------------  --------------- ----------- ----------------

  Outstanding at end of period       2,851,203       $    1.66    2,659,965        $    1.32   2,778,703        $    1.75
                                   ============ ==============  ============  =============== =========== ================


Note J - Commitments:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of June 30, 2001:

                               Year ending
                                June 30,                     Amount
                             ----------------           ------------------

                                  2002                          $ 196,638
                                  2003                            193,066
                                  2004                            187,918
                                  2005                            189,662
                                  2006                             94,831

                                                        ------------------
                                                                $ 862,115
                                                        ==================

   Total rent expense charged to operations was $ 47,061, $28,977 for the three months ended June 30, 2001 and 2000 and $153,515 for the year ended March 31, 2001.


Note K - Barter transaction:

   On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 and prepaid media commissions in the amount of $76,102 are included in other assets in the accompanying balance sheet at June 30, 2000. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expired June 3, 2001. The Company and Proxhill are currently involved in litigation over the agreement and due to the uncertainty of the realization of the barter credits, the Company recognized an impairment loss in the amount of $837,120 during the year ended March 31, 2001.


Note L - Extinguishment of debt:

   During the year ended March 31, 2001, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company's accounts payable and accrued operating expenses in the amount of $74,375, which has been reported as an extraordinary item in the accompanying statements of operations.

Note M - Going concern:

   The Company has incurred substantial operating losses to date. The Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock in over-the-counter securities markets.

   On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company initial license fees of $570,000 for the rights to utilize the Company's software applications in certain geographical markets. The agreement is for a period of ten years and provides of a total of thirty-nine installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. As of June 30, 2001, the Company had completed one installation.

   On September 25, 2000,KMC notified the Company that the initial installation would not be accepted and KMC intends to terminate the software license agreement. In addition, KMC requested the refund of the initial license fees and other amounts paid to the Company. The Company believes it has fully complied with the terms and conditions of the agreement and intends to vigorously defend its position. Accordingly, no provision for losses in connection with the KMC agreement has been charged to operations in the accompanying financial statements. If required to refund such monies, it would result in a charge to revenue in the period that the refund is ascertained and could impair the Company's ability to continue as a going concern. The Company filed a breach of contract suit against KMC on November 16, 2000.

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

   As of June 30, 2001, the Company has entered into thirty-six revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company began receiving revenue from the agreements in November 2000.

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


Note N - Concentrations:

   Concentrations of credit risk

      At June 30, 2001, the Company had cash balances of $1,344,466 with one banking institution, which is in excess of the federally insured amount of $100,000 per institution. These balances are before considering outstanding items.

    Concentration of business - major customers

      During the three months ended June 30, 2001, approximately $83,000 of the Company's revenue was derived from three customers. During the year ended March 31, 2001, approximately $118,000 of the Company's revenue was derived from four customers.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Form 10-KSB/A for the fiscal year ended March 31, 2001. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. ("KMC") we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, as of August 10, 2001, we had signed thirty-six (36) local telephone company and cell phone company multi-year contracts. Also, as of August 10, 2001, seven system locations had been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. In the month ended July 31, 2001, these seven locations generated revenues of approximately $60,000. Each of these companies has signed a revenue sharing agreement with us and these types of revenue sharing arrangements are the standard manner in which we intend to contract with customers to generate revenue going forward. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Three other contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts by the second quarter of the fiscal year ending March 31, 2002. Six additional contracting phone companies will start the installation and implementation phase early in the third fiscal quarter.

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

Results of Operations

         We recorded a net loss of $1,044,073, or $0.07 per share, for the period ended June 30, 2001, compared to a net loss of $815,020 or $0.06 per share, for the period ended June 30, 2000.

         Total Sales

         Total revenue for the period ended June 30, 2001, was $84,272 compared to $6,608 for the period ended June 30, 2000. During the three months ended June 30, 2001, our revenue consisted entirely of revenue sharing receipts from our customer phone companies. For the three months ended June 30, 2000, all of our revenues were from billing our direct end-users for individual services. The increase of revenues reflects our commercial deployment of our services through our revenue sharing agreement with our customers.

         We anticipate that revenues from the sale of our services will grow gradually in the second half of our fiscal year 2002 as we continue to install VIP systems in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

         Cost of Sales

         Cost of sales for the period ended June 30, 2001 was $19,211 compared to $8,949 for the period ended June 30, 2000. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

         Selling, General and Administrative

         Selling, general and administrative expenses for the period ended June 30, 2001 were $1,107,984 compared to $811,529 for the period ended June 30, 2000. The increases from 2000 to 2001 are due to increased staffing and additional marketing efforts by our marketing staff of our VIP system services to potential parties interested in our revenue sharing agreements. We expect that selling, general and administrative expenses will continue to increase through fiscal year 2002, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, we believe that such expenses will not increase proportionately with revenue from sales.

         Core Technology Enhancements Software Applications and Hardware

         The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended June 30, 2001 and 2000, software development costs capitalized were $67,296, and $116,269 respectively. The amortization of capitalized software development costs for the periods ended June 30, 2001 and 2000 was $44,033, and $35,584 respectively.

         Income Taxes

         As of June 30, 2001, we had cumulative federal net operating losses of approximately $12.4 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

         Our cash and cash equivalents at June 30, 2001 were $1,283,070, a decrease of $452,682 from $1,735,752 at March 31, 2001. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

         On November 16, 2000, we filed a breach of contract suit against KMC. We continue to carry approximately $342,000 in deferred revenue related to sales of hardware to KMC and we will continue to carry such amounts as deferred revenue until the conclusion of and final judgment on the case. If we are required to refund such monies in the period that the refund is ascertained, it could have a material adverse effect on our financial condition, particularly our liquidity.

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

         We have raised a significant amount of working capital through private equity financings that we believe will provide us with sufficient working capital for the next eight months at which time we hope to be generating revenues to cover our cash needs. On August 24, 2000, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we conducted an offering of 1,142,858 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $2.625 per share providing us with net proceeds of $2,787,531, for working capital. On April 11, 2001, pursuant to
Section 4(2) of the Securities Act and Regulation D thereunder, we conducted an offering of 1,187,500 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $2.00 per share providing us with net proceeds of $1,752,500, before commissions and expenses, for working capital. We began recording revenues from our revenue sharing agreements in November of 2000. These revenues are approximately $60,000 per month but we expect these to continue to rise to a level to meet our monthly cash requirements by December of 2001.

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

Future Obligations

         We project our working capital needs to be $1,800,000 over the next six months for corporate overhead and will require approximately $600,000 of equipment financing to continue to deploy our systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be insufficient to meet these anticipated capital requirements and to finance continued growth for the foreseeable future. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

         We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. If we need to raise additional capital before October 11, 2001, we may be required to issue additional shares of our common stock to the stockholders who purchased their stock in the April 11, 2001 offering pursuant to the terms of the subscription agreement executed between us and such stockholders. Subject to our ability to fund the cost, we expect to hire or contract with approximately thirty (30) additional persons during the twelve (12) months ending in July, 2002, primarily to support our expanding marketing activities, software and hardware development, and system installations. At August 10, 2001, we employed forty-one
(41) full time employees.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments in the litigation we have reported regarding KMC and Proxhill Marketing Limited in our Form 10-KSB/A for the fiscal year ended March 31, 2001, filed with the SEC on August 10, 2001 and we are not involved in any other material legal proceedings.

Item 2.  Changes in Securities.

(a)      There have been no material changes in securities during the period

(b) There have been no material changes in the class of securities or the rights of the holders of the registered securities.

(c)  Recent Sales of Unregistered Securities

          On June 8, 2001, we issued 25,000 shares of our common stock to JMG Capital Partners, L.P. at an exercise price of $1.00 per share pursuant to the exercise of a warrant.

          Also on June 8, 2001, we issued 25,000 shares of our common stock to Triton Capital Investments, Ltd. at an exercise price of $1.00 per share pursuant to the exercise of a warrant.

          On June 22, 2001, we issued 9,709 shares of our common stock to Jonas Aircraft and Arms Company, Inc. pursuant to their exchange of a $10,000.00 promissory note and accrued interest totaling $13,395.36. The debt was converted at $1.39 per share pursuant to the terms stated in the promissory note.

          All of the transactions referred to in this section are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. Each transaction was a privately negotiated transaction without general solicitation or advertising with persons or entities that we believed were "sophisticated investors" within the meaning of the Securities Act and had access to all information concerning us that each such person or entity deemed necessary to make an informed investment decision with respect to the transaction. Such transactions did not involve an underwriter and no underwriting discounts or commissions were paid.

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

None.

Item 5.   Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number            Exhibit Description

10.1+    Form of Marketing Agreement. (Exhibit 10.1)
10.2+    Form of Amendment to Marketing Agreement. (Exhibit 10.2)
10.3++ Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto. (Exhibit 10.1)
10.4++ Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed therewith as Exhibit 10.1. (Exhibit 10.2)

+ Incorporated by reference to the Exhibit shown in parenthesis to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2001.
++ Incorporated by referenced to the Exhibit shown in parenthesis to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2001.

(b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 30, 2001, reporting on amendments to contracts that we had signed with certain of our customers to implement what we refer to as our "opt-out" program as an Item 5, Other Event. No financial statements were filed with this report.

         We filed another Current Report on Form 8-K with the Securities and Exchange Commission on May 7, 2001, reporting on our offering that closed on April 11, 2001, in which we issued 1,187,500 units, consisting of one share of common stock and one warrant to purchase one-half (1/2) of a share of common stock as an Item 5, Other Event. No financial statements were filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PREFERRED VOICE, INC.


         August 14, 2001              /s/ G. Ray Miller
------------------------------        ---------------------------------------
         Date                         G. Ray Miller
                                      Chief Executive Officer and
                                      Chairman of the Board of Directors
                                      (Principal Executive Officer)






         August 14, 2001               /s/ Mary G. Merritt
------------------------------         ---------------------------------------
         Date                          Mary G. Merritt
                                       Secretary, Treasurer and
                                       Vice President of Finance
                                       (Principal Financial Officer)