Form 10QSB/A
period 2001-06-30
PREFERRED VOICE INC
filed 2001-08-20
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   Form 10-QSB/A
                                   Amendment No. 1


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


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 15,744,571 shares as of August 10, 2001.

Transitional Small Business Format    Yes                     No       X
                                         ------------           ----------------


                                      INDEX


                              Preferred Voice, Inc.



Part I.  Financial Information                                                                             1

Item 1.  Financial Statements                                                                              1

         Balance Sheets-June 30, 2001, June 30, 2000 and March 31, 2001.                                   1

         Statements of Operations-Three Months Ended June 30, 2001 and 2000
         and for the Year Ended March 31, 2001.                                                            3

         Statements of Cash Flows-Three Months Ended June 30, 2001 and 2000
         and for the Year Ended March 31, 2001.                                                            4

         Notes to Financial Statements - June 30, 2001.                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    19

Part II. Other Information                                                                                 22

Item 1.  Legal Proceedings                                                                                 22

Item 2.  Changes in Securities                                                                             23

Item 3.  Defaults upon Senior Securities                                                                   23

Item 4.  Submission of Matters to a Vote of Security Holders                                               23

Item 5.  Other Information                                                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                                                  24

Signatures                                                                                                 25



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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.


There have been no material developments in the litigation we have reported regarding KMC in our Form 10-KSB/A for the fiscal year ended March 31, 2001, filed with the SEC on August 10, 2001. With respect to the Proxhill Marketing Limited litigation, which was reported in the Form 10-KSB/A, we have filed an answer in the Colorado state action denying all injunctive and declaratory relief and have also filed a motion to dismiss the action in Colorado on the basis that we filed claims first in the state of Texas and that case will settle all issues that are part of the action filed in Colorado. We are also evaluating the filing of a counterclaim in the Colorado action.

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


         August 17, 2001              /s/ G. Ray Miller
------------------------------        ---------------------------------------
         Date                         G. Ray Miller
                                      Chief Executive Officer and
                                      Chairman of the Board of Directors
                                      (Principal Executive Officer)






         August 17, 2001               /s/ Mary G. Merritt
------------------------------         ---------------------------------------
         Date                          Mary G. Merritt
                                       Secretary, Treasurer and
                                       Vice President of Finance
                                       (Principal Financial Officer)