Form 10QSB
period 2001-09-30
PREFERRED VOICE INC
filed 2001-11-19
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB



   (X)      Quarterly Report Pursuant to Section 13 or 15 (d) of the
              Securities Exchange Act of 1934 for the Period Ended
                               September 30, 2001.

                                       or
   ( )     Transition Report Pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 for the Transition Period From
                          _____________to _____________

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

           Delaware                                      75-2440201
------------------------------------------- -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                 75206
------------------------------------------  ------------------------------------
(Address of Principal Executive                          (Zip Code)
            Offices)

                                 (214) 265-9580
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code.)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, Former Address and Former Fiscal year,
                         if changed since last report.)

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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 15,844,531 shares as of November 6, 2001.

Transitional Small Business Format    Yes                     No       X
                                         ------------           ----------------


                                      INDEX


                              Preferred Voice, Inc.


Part I.  Financial Information                                                                  1

Item 1.  Financial Statements                                                                   1

         Balance Sheets-September 30, 2001, September 30, 2000 and March 31, 2001.              1

         Statements of Operations-Three Months Ended September 30, 2001 and
         2000, and Six Months Ended September 30, 2001 and 2000, and for the
         Year Ended March 31, 2001.                                                             3

         Statements of Cash Flows-Six Months Ended September 30, 2001 and 2000
         and for the Year Ended March 31, 2001.                                                 4

         Notes to Financial Statements - September 30, 2001.                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                        21

Part II. Other Information                                                                     24

Item 1.  Legal Proceedings                                                                     25

Item 2.  Changes in Securities                                                                 25

Item 3.  Defaults upon Senior Securities                                                       25

Item 4.  Submission of Matters to a Vote of Security Holders                                   25

Item 5.  Other Information                                                                     25

Item 6.  Exhibits and Reports on Form 8-K                                                      27

Signatures                                                                                     28





Part I.  FINANCIAL INFORMATION
                                                     Preferred Voice, Inc.

                                                         Balance Sheets
                                         September 30, 2001 and 2000 and March 31, 2001



                                                                 September 30,       September 30,          March 31,
                                                                     2001                 2000                 2001
                                                                  (Unaudited)         (Unaudited)           (Audited)

Assets
      Current Assets:
          Cash and Cash Equivalents                                 $    234,723        $   2,366,277     $   1,735,752
          Accounts Receivable, net of allowance
            for doubtful accounts of $ -0-, $-0-
          and $-0- respectively                                           88,880                  190            39,141
          Employee Advances                                                  -0-                  -0-               922
          Inventory                                                       49,085               47,785            49,085
          Prepaid expenses                                                   159              761,018               493
                                                               ------------------  -------------------  -------------------
      Total Current Assets                                          $    372,847        $   3,175,270     $   1,825,393
                                                               ------------------  -------------------  -------------------

      Property and Equipment:
         Computer Equipment                                         $  1,105,736        $     660,865     $     882,960
         Furniture and Fixtures                                           42,691               40,791            42,691
         Office Equipment                                                 62,997               21,545            61,889
                                                               ------------------------------------------------------------
                                                                    $  1,211,424        $     723,201     $     987,540
          Less Accumulated Depreciation                                  288,545              129,372           187,807
                                                               ------------------  -------------------  -------------------

         Net Property and Equipment                                 $    922,879        $    593,829      $     799,733
                                                               ------------------  -------------------  -------------------
      Other Assets:
        Capitalized Software Development Costs, net
          of accumulated amortization of $453,444,
          $237,226 and $324,747, respectively                       $    425,873        $    404,108      $     380,173
          Deposits                                                        15,687              90,195             14,093
         Trademarks                                                       52,365              23,676             48,533
                                                               ------------------  -------------------  -------------------
            Total Other Assets                                      $    493,925        $    517,979      $     442,799
                                                               ------------------  -------------------  -------------------
Total Assets                                                        $  1,789,651        $  4,287,078      $   3,067,925
                                                               ==================  ===================  ===================

The accompanying notes are an integral part of these statements.



                                                                  September 30,        September 30,          March 31,
                                                                       2001                 2000                 2001
                                                                   (Unaudited)          (Unaudited)           (Audited)
                                                                -------------------  -------------------  -------------------

Liabilities and Stockholders' Deficit
      Current Liabilities:
        Accounts Payable                                              $    376,388         $    376,010         $    338,270
        Accrued Operating Expenses                                          31,264               12,168               39,379
        Accrued Vacation Expenses                                           33,001               27,560               22,194
        Accrued Payroll and Related Tax                                     72,936                3,552                3,589
        Accrued Interest Payable                                            39,515               42,151               44,451
        Customer Deposits                                                  342,118              342,118              342,118
        Current Maturities of Long-Term Debt                                20,000               30,000               30,000
        Notes Payable                                                       50,866               50,866               50,866
        Notes Payable-Related Parties                                          -0-                  -0-                  -0-
                                                                -------------------  -------------------  -------------------
      Total Current Liabilities                                       $    966,088         $    884,425         $    870,867




      Commitments (Note J)



      Stockholders Deficit:
       Common Stock, $0.001 par value
         50,000,000 shares authorized;
         shares issued 15,744,571, 14,780,086
         and 15,672,586 respectively                                  $     15,745         $     14,780         $     15,674
      Additional  Paid In Capital                                       14,652,779           12,126,947           13,856,051
      Accumulated Deficit                                             (13,843,456)          (8,737,206)         (11,672,799)
      Treasury Stock - at cost                                             (1,505)              (1,868)              (1,868)
                                                                -------------------  -------------------  -------------------
      Total Stockholder Deficit                                       $    823,563        $   3,402,653        $   2,197,058
                                                                -------------------  -------------------  -------------------
Total Liabilities and Stockholder Deficit                            $   1,789,651        $   4,287,078        $   3,067,925
                                                                ===================  ===================  ===================



The accompanying notes are an integral part of these statements.

                              Preferred Voice, Inc.

                            Statements of Operations
             For The Three Months Ended September 30, 2001 and 2000
            And For the Six Months Ended September 30, 2001 and 2000
                      And For the Year Ended March 31, 2001



                                                  Three Months Ended                   Six Months Ended
                                            September 30,    September 30,      September 30,      September 30,        March 31,
                                              2001               2000               2001               2000                2001
                                           (Unaudited)        (Unaudited)       (Unaudited)         (Unaudited)         (Audited)
                                          --------------    ----------------  -----------------   ----------------   ---------------

Sales                                      $    210,908         $    51,450       $    295,180       $     58,058       $   138,097


Cost of Sales                                    54,334              51,565             73,545             60,513           101,188
                                          --------------    ----------------  -----------------   ----------------   ---------------

  Gross Profit (loss)                      $    156,574         $     (115)       $    221,635       $    (2,455)       $   36,909
                                          --------------    ----------------  -----------------   ----------------   ---------------

Costs and Expenses:
  General & Administrative                 $  1,282,459             990,166       $  2,390,442          1,801,696       $4,011,608
  Interest Expense                                  700               1,150              1,850              2,300            4,600
                                          --------------    ----------------  -----------------   ----------------   ---------------

  Total Costs and Expenses                 $  1,283,159         $   991,316       $  2,392,292       $  1,803,996       $4,016,208
                                          --------------    ----------------  -----------------   ----------------   ---------------

Loss From Operations                       $(1,126,585)         $ (991,431)       $(2,170,657)       $(1,806,451)      $(3,979,299)

Other Income (Expense):
  Loss From Impairment of Assets                    -0-                 -0-                -0-                -0-         (837,120)
                                          --------------    ----------------  -----------------   ----------------   ---------------

Loss From Operations Before Income
     Taxes / Extraordinary Items           $(1,126,585)         $ (991,431)       $(2,170,657)       $(1,806,451)      $ (837,120)

Provision for Income Taxes                          -0-                 -0-                -0-                -0-              -0-
                                          --------------    ----------------  -----------------   ----------------   ---------------

Loss Before Extraordinary Item             $(1,126,585)         $ (991,431)       $(2,170,657)       $(1,806,451)     $(4,816,419)
                                          ==============    ================  =================   ================   ===============

Extraordinary Item:
  Gain from Extinguishment of Debt
   (less applicable income taxes of -0-)
   (Note L)                                         -0-                 -0-                -0-                -0-         74,375
                                          --------------    ----------------  -----------------   ----------------   ---------------

Net Loss                                   $(1,126,585)         $ (991,431)       $(2,170,657)       $(1,806,451)    $(4,742,044)
                                          ==============    ================  =================   ================   ===============


Per Share Amounts:

Loss from Operations                       $     (0.07)         $    (0.07)       $     (0.14)       $     (0.13)    $     (0.35)


 Gain from Extinguishment of Debt          $       -0-          $      -0-        $       -0-        $       -0-            0.01


Loss Per Share                             $     (0.07)         $    (0.07)       $     (0.14)       $     (0.13)    $     (0.34)


The accompanying notes are an integral part of these statements.


                                                  Preferred Voice, Inc.

                                                 Statement of Cash Flows
                                   For the Six Months Ended September 30, 2001 and 2000
                                           And For the Year Ended March 31,2001



                                                                September 30,        September 30,          March 31,
                                                                     2001                 2000                 2001
                                                                 (Unaudited)          (Unaudited)           (Audited)
                                                              -------------------  -------------------  -------------------

      Cash Flows from Operating Activities:
        Cash Received from customers                              $      245,441       $       12,918       $      54,006
        Cash Paid to suppliers and employees                         (2,151,420)          (1,598,678)         (3,643,002)
        Interest Paid                                                        -0-                  -0-                 -0-
                                                              -------------------  -------------------  -------------------
               Net Cash used by Operating Activities              $  (1,905,979)       $  (1,585,760)       $ (3,588,996)
                                                              -------------------  -------------------  -------------------

      Cash Flows from Investing Activities:
         Capital Expenditures                                     $    (379,639)       $    (601,523)       $    (948,089)
         Employee Advances                                                   922                  -0-                (922)
                                                              -------------------  -------------------  -------------------
               Net Cash used by Investing Activities              $    (378,717)       $    (601,523)       $    (949,011)
                                                              -------------------  -------------------  -------------------
      Cash Flows from Financing Activities:
         Proceeds from Sale of Stock (net)                        $      783,667       $    3,180,269       $    4,900,468
                                                              -------------------  -------------------  -------------------
               Net Cash provided by Financing Activities          $      783,667       $    3,180,269       $    4,900,468
                                                              -------------------  -------------------  -------------------

      Net Increase (Decrease) in Cash and
          Cash Equivalents                                        $  (1,501,029)       $      992,986       $      362,461

      Cash and Cash Equivalents:
         Beginning of Period                                           1,735,752            1,373,291            1,373,291
                                                              -------------------  -------------------  -------------------

         End of Period                                            $      234,723       $    2,366,277       $    1,735,752
                                                              ===================  ===================  ===================



      Supplemental Schedule of non-cash investing and financing activities:


           Issuance of Common Stock in
            Exchange for Debt                                     $       16,786       $       15,196       $          -0-
                                                              -------------------  -------------------  -------------------
      Total Non-Cash Investing Activities                         $       16,786       $       15,196       $          -0-
                                                              ===================  ===================  ===================


The accompanying notes are an integral part of these statements.






                                                                        September 30,          September 30,          March 31,
                                                                            2001                   2000                 2001
                                                                    ----------------------  -------------------- -------------------
                                                                         (Unaudited)            (Unaudited)           (Audited)

       Reconciliation of Net Gain/(Loss) to Net
            Cash used by Operating Activities:

       Net Loss                                                            $  (2,170,657)        $   (1,806,451)        $(4,742,044)
                                                                    ----------------------  -------------------- -------------------

        Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities:

          Depreciation                                                     $      210,793        $      113,455         $    278,052
          Loss on Sale of Fixed Assets                                            (3,291)                   -0-                  -0-
          Impairment loss                                                             -0-                   -0-              837,120
          Fair Value of Stock Warrants
            Issued in Exchange for Services                                                                                  131,162


          Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts Receivable                           (49,739)                 3,734             (35,217)
            (Increase) Decrease in Inventory                                          -0-                36,939               35,639
            (Increase) Decrease in Patents and Trademarks                         (3,832)              (16,204)             (41,061)
            (Increase) Decrease in Deposits                                       (1,594)                   -0-              (5,081)
            (Increase) Decrease in Prepaid Expenses                                   334               (5,081)                (493)
             Increase (Decrease) in Accounts Payable                               38,118               118,388             (40,715)
             Increase (Decrease) in Customer Deposits                                 -0-              (48,874)             (48,874)
             Increase (Decrease) in Accrued Expenses                               73,889                18,334               42,516
                                                                    ----------------------------------------------------------------
                    Total Adjustments                                      $      264,678         $     220,691        $   1,153,048
                                                                    ----------------------  -------------------- -------------------
       Net Cash used by Operating Activities                               $  (1,905,979)         $ (1,585,760)        $ (3,588,996)
                                                                    ======================  ==================== ===================


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

   Capitalized software development

     The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years. During the three and six months ended September 30, 2001 and 2000 and year ended March 31, 2001, software development costs capitalized were $88,459, $155,755, $140,379, $256,648 and $338,815, respectively. The amortization of capitalized software development costs for the three and six months ended September 30, 2001 and 2000 and the year ended March 31, 2001 was $84,664, $128,697, $42,742, $78,326 and $184,488,
respectively.

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

   Revenue recognition

     The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. During the six months ended September 30, 2001, the majority of the Company's revenue consisted of revenue sharing receipts. During the six months ended September 30 2000, the majority of the Company's revenue consisted of billing end-users for services. Revenue sharing income is recognized when the voice dialing services are provided. Revenue sharing income for the six months ended September 2001 and 2000 was $291,207 and $-0-, respectively and $74,779 for the year ended March 31, 2001.

   Advertising expense

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $-0-, $-0-, $20,900 and $23,850 for the three and six months ended September 30, 2001 and 2000, respectively, and $74,158 for the year ended March 31, 2001.

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

     Loss per share is based on the weighted average number of shares outstanding of 15,722,071, 15,656,708, 13,746,255 and 13,420,470 for the three and six months ended September 30, 2001 and 2000, respectively, and 13,884,662 for the year ended March 31, 2001.


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


Note C - Note payable:

   Note payable consists of the following:

                                                                               September           September          March
                                                                                  2001               2000              2001
                                                                              -------------      --------------     -----------

              Note payable,  Brite Voice Systems, Inc., dated January 31,
                  1997.   Note  is  unsecured   and  payable  in  monthly
                  installments of $8,112,  including interest at the rate
                  of prime + 2 (8.5% at March 31,  1999) through maturity
                  on January 1, 1998.                                             $ 50,866           $  50,866         $50,866
                                                                              =============      ==============     ===========


      The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for the three and six months ended September 30, 2001 and 2000 and for the year ended March 31, 2001.

                             Preferred Voice, Inc.
                         Notes to Financial Statements


Note D - Long-term debt:

Long-term debt consists of the following:


                                                                                  September           September          March
                                                                                     2001                2000             2001
                                                                                 -------------       -------------     -----------

              Notes  payable  dated  various  dates  from May 20,  1996  through
                  September 9, 1996,  secured by common stock with principal and accrued  interest  due at  maturity on various  dates  through
                  September  9, 1998.  216,250  warrants to  purchase  shares of common  stock at $3.00 per share  expiring  on  various  dates through  September  9, 1998 were  issued to the note  holders.
                  These notes were  converted  into  1,612,421  shares of common stock on various dates through September 30,
                  2001.                                                          $     10,000        $     20,000      $  20,000

              Note  payable  to  Equity   Communication.   This  note  is
                  unsecured, non-interest bearing, and due upon demand                 10,000              10,000          10,000
                                                                                 -------------       -------------     -----------

                                                                                 $     20,000        $     30,000      $  30,000
              Less current portion                                                     20,000              30,000         30,000
                                                                                 -------------       -------------     -----------

              Total                                                              $          0        $          0      $       0
                                                                                 =============       =============     ===========


   Interest expense charged to operations related to the long-term debt was $700, $1,850, $1,150 and $2,300 for the three and six months ended September 30, 2001 and 2000, respectively, and $4,600 for the year ended March 31, 2001.


Note E - Common stock:

   Common stock authorized

     On September 29, 2000, the Company's Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company's stockholders on September 21, 2001.

   Stock purchase warrants

     At September 30, 2001, the Company had outstanding warrants to purchase 2,831,203 shares of the Company's common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire on dates ranging from October 16, 2001 to April 19, 2006. At September 30, 2001, 2,831,203 shares of common stock were reserved for that purpose.

                              Preferred Voice, Inc.
                          Notes to Financial Statements



Note E - Common stock (continued):

   Common stock reserved

      At September 30, 2001, shares of common stock were reserved for the following purposes:

             Exercise of stock warrants                             2,831,203
             Exercise of future grants of stock options
                and stock appreciation rights under the
                1994 stock option plan                                412,250
             Exercise of future grants of stock options
                and stock appreciation rights under the
                2000 stock option plan                              2,000,000
                                                                 --------------
                                                                    5,243,453
                                                                 ==============


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

   The provision for income taxes consists of:


                                    Three months        Six months        Three months          Six months
                                  ended September     ended September    ended September     ended September         March
                                        2001               2001               2000                 2000               2001
                                  -----------------    -------------     ----------------    ---------------     ---------------

  Current income taxes                    $      0           $    0             $      0            $     0             $     0

  Change in  deferred  income
    taxes  due  to  temporary
    differences                                  0                0                    0                  0                   0
                                  -----------------    -------------     ----------------     ---------------    ---------------
                                          $      0           $    0             $      0            $     0             $     0
                                  =================    =============     ================     ===============    ===============




                              Preferred Voice, Inc.
                          Notes to Financial Statements



Note F - Income taxes (continued):

   Deferred tax (liabilities) assets consist of the following:

                                                                        September 30,     September 30,         March 31,
                                                                             2001              2000                2001
                                                                       ----------------- -----------------   -----------------


                        Accumulated depreciation                           $   (69,000)      $   (22,000)        $   (59,000)
                                                                       ----------------- -----------------   -----------------

                        Gross deferred tax liabilities                     $   (69,000)      $   (22,000)        $   (59,000)
                                                                       ----------------- -----------------   -----------------

                        Stock warrant compensation                         $     70,000      $          0        $     70,000
                        Accrued liabilities                                      11,000             9,000               8,000
                        Start-up expenditures                                         0             1,000                   0
                        Net operating loss carryforward                       4,621,000         2,941,000           3,881,000
                                                                       ----------------- -----------------   -----------------

                        Gross deferred tax assets                          $  4,702,000      $  2,951,000        $  3,959,000
                        Valuation allowance                                 (4,633,000)       (2,929,000)        $(3,900,000)
                                                                       ----------------- -----------------   -----------------

                        Net deferred tax assets                            $     69,000      $     22,000        $     59,000
                                                                       ----------------- -----------------   -----------------

                                                                           $          0      $          0        $          0
                                                                       ================= =================   =================


                        The increase in the deferred tax valuation
                           allowance is as follows:                         $   733,000       $   612,000        $  1,608,000
                                                                       ================= =================   =================


   The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

   The Company has available at September 30, 2001, a net operating loss carryforward of approximately $13,591,000, which can be used to offset future taxable income through the year 2022. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.


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

Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At September 30, 2001, options to purchase 385,334 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at September 30, 2001.

   On September 29, 2000, the Company adopted an incentive stock option and other equity participation plan which permits the issuance of stock purchase agreements, stock awards, incentive stock options, non-qualified stock options and stock appreciation rights to selected employees and independent contractors of the Company. The plan reserves 2,000,000 shares of

                              Preferred Voice, Inc.
                          Notes to Financial Statements



Note G- Stock option plan (continued):

common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan. These stock options vest over a period of two years.

    Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At September 30, 2001, options to purchase 968,000 shares at exercise prices of $1.40 to $3.00 per share were outstanding. No stock appreciation rights had been granted at September 30, 2001.

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


Note H - Proforma information related to stock options and warrants:

   The per  share  weighted-average  fair  value of stock  options  granted  was
determined  using  the  Black  Scholes   Option-Pricing   Model.  The  following
weighted-average assumptions were used in the pricing model:


                                                      September 30, 2001     September 30, 2000        March 31, 2001
                                                     ---------------------   --------------------    -------------------

                        Expected dividend yield             0.00%                   0.00%                  0.00%

                        Risk-free interest rate         4.13% - 4.78%           5.69% - 6.02%          4.14% - 6.35%

                        Expected life                  1.5 years to 3.5       2.5 years to 3.5        1.5 years to 3.5
                                                            years                   years                  years

                        Expected volatility                  168%                   139%                    172%




                              Preferred Voice, Inc.
                          Notes to Financial Statements


Note H - Proforma information related to stock options and warrants (continued):

   If the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                 Three months       Six months         Three months         Six months
                                    ended             ended               ended               ended
                                 September 30,     September 30,       September 30,       September 30,
                                    2001               2001                2001                2001           March 31, 2001
                               -----------------   ----------------   ------------------ ------------------  ------------------

   Net loss:
     As reported                  $ (1,126,584)      $ (2,170,657)     $   (991,431)        $ (2,170,657)      $ (4,742,044)
                               =================   ================   ================== ==================  ==================

                                        $
     Proforma                     $ (1,139,350)      $ (2,193,767)     $   (991,431)        $ (2,193,767)      $ (5,384,131)
                               =================   ================   ================== ==================  ==================

   Loss per common share:
     As reported                  $      (0.07)      $      (0.14)     $      (0.07)        $      (0.13)      $      (0.34)
                               =================   ================   ================== ==================  ==================

     Proforma                     $      (0.07)      $      (0.14)     $      (0.08)        $      (0.14)      $      (0.39)
                               =================   ================   ================== ==================  ==================


   Proforma loss reflects only options granted during the periods ended September 30, 2001 and 2000 and March 31, 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is reflected over the option's vesting period.

   Following is a summary of the stock award and incentive plans and warrants:


                                                            2000 stock award and incentive plan
                             ---------------------------------------------------------------------------------------------------
                                   Three months ended               Six months ended
                                     September 2001                  September 2001                      March 2001
                             ------------------------------- -------------------------------- ----------------------------------
                                               Weighted                         Weighted                           Weighted
                                 Number         average          Number          average          Number            average
                                   of          exercise            of           exercise            of             exercise
                                 shares          price           shares           price           shares             price
                             -------------- ---------------- --------------- ---------------- ----------------  ----------------

Outstanding at beginning
of period                          572,000     $   1.45         576,000        $  1.45               0             $    1.45

Granted                            520,000         1.88         520,000           1.88         576,000                  1.88
Exercised                                0         0.00               0           0.00               0                  0.00
Expired                                  0         0.00               0           0.00               0                  0.00
Forfeited                        (124,000)       (1.61)       (128,000)         (1.61)               0                (1.61)
                             -------------- ---------------- --------------- ---------------- ----------------  ----------------

Outstanding at end of
  period                          968,000      $   1.66         968,000        $  1.66         576,000             $    1.66
                             ============== ================ =============== ================ ================  ================

Options exercisable at
end of period                     190,666      $   1.45         190,666        $  1.45         190,666             $    1.45

Weighted average fair
  value of options granted
  during the period               520,000      $   1.54         520,000        $  1.54         576,000             $    1.21


                              Preferred Voice, Inc.
                          Notes to Financial Statements

Note H - Proforma information related to stock options and warrants (continued):

                                                                      2000 stock award and incentive plan
                                               ----------------------------------------------------------------------------------
                                                           Three months ended                        Six months ended
                                                             September 2000                           September 2000
                                               ----------------------------------------------------------------------------------
                                                                         Weighted                              Weighted
                                                     Number                average            Number            average
                                                       of                 exercise              of              exercise
                                                     shares                 price             shares             price
                                               ------------------- -------------------  -----------------  ----------------------
Outstanding at beginning of period                        0            $     0.00               0                $    0.00


Granted                                                   0                  0.00               0                     0.00
Exercised                                                 0                  0.00               0                     0.00
Expired                                                   0                  0.00               0                     0.00
Forfeited                                                 0                  0.00               0                     0.00
                                               ------------------- -------------------  -----------------  ----------------------
Outstanding at end of period                              0            $     0.00               0                $    0.00
                                               =================== ===================  =================  ======================


Options exercisable at end of period                      0                   N/A               0                       N/A
Weighted average fair value of

   options granted during the period                      0                   N/A               0                       N/A




                                                                  1994 stock award and incentive plan
                                          ------------------------------------------------------------------------------------
                                              Three months ended           Six months ended
                                                September 2001               September 2001                March 2001
                                          ------------------------------------------------------------------------------------
                                                          Weighted                     Weighted                    Weighted
                                              Number       average        Number        average        Number      average
                                                of        exercise          of         exercise          of        exercise
                                              shares        price         shares         price         shares       price
                                          ------------------------------------------------------------------------------------

   Outstanding at beginning of period       412,000       $ 1.02       $ 412,000     $  1.02        406,500      $ 0.96

   Granted                                        0         0.00               0        0.00         15,000        2.50
   Exercised                                      0         0.00               0        0.00         (9,500)      (1.00)
   Expired                                        0         0.00               0        0.00              0        0.00
   Forfeited                                (26,666)       (0.99)        (26,666)      (0.99)             0        0.00
                                          ------------------------------------------------------------------------------------
   Outstanding at end of period             385,334       $ 1.02       $ 385,334     $  1.02        412,000      $ 0.96
                                          ====================================================================================

   Options exercisable at end of period     293,667       $ 0.98       $ 293,667     $  0.94        392,000      $ 0.96

   Weighted average fair value of
      options granted during the period           0          N/A       $  15,000     $  2.13         15,000      $ 2.09



                              Preferred Voice, Inc.
                          Notes to Financial Statements


Note H - Proforma information related to stock options and warrants (continued):

                                                     1994 stock award and incentive plan
                                          --------------------------------------------------------
                                              Three months ended           Six months ended
                                                September 2000              September 2000
                                          --------------------------------------------------------
                                                          Weighted                     Weighted
                                             Number        average        Number       average
                                               Of         exercise          of         exercise
                                             shares         price         shares        price
                                          --------------------------------------------------------

   Outstanding at beginning of period     412,000        $  0.00          406,500      $ 0.96

   Granted                                      0           0.00           15,000        2.50
   Exercised                                    0           0.00           (9,500)      (1.00)
   Expired                                      0           0.00                0        0.00
   Forfeited                                    0           0.00                0        0.00
                                          --------------------------------------------------------
   Outstanding at end of period           412,000        $  0.00          412,000      $ 1.02
                                          ========================================================

   Options exercisable at end of
   period                                 295,083        $  0.94          295,083      $  0.94

   Weighted average fair value of
      options granted during the
      period                                    0            N/A           15,000      $  2.13


   Following is a summary of warrants issued to employees:

                                                                               Warrants
                                          ------------------------------------------------------------------------------------
                                             Three months ended             Six months ended
                                                September 2001               September 2001               March 2001
                                          ------------------------------------------------------------------------------------
                                                          Weighted                     Weighted                    Weighted
                                             Number        average        Number       average        Number       average
                                               of         exercise          of         exercise         of         exercise
                                             shares         price         shares        price         shares        price
                                          ------------------------------------------------------------------------------------

   Outstanding at beginning of period       905,000      $ 1.10         905,000         $ 1.02        800,000     $  0.96

   Granted                                        0        0.00               0           0.00        105,000        2.50
   Exercised                                      0        0.00               0           0.00              0       (1.00)
   Expired                                        0        0.00               0           0.00              0        0.00
                                          ------------------------------------------------------------------------------------

   Outstanding at end of period                905,000   $ 1.10         905,000           1.10        905,000     $  0.96
                                          ====================================================================================

   Options exercisable at end of period        905,000   $ 1.10         905,000           1.10        905,000     $  1.10

   Weighted average fair value of
      options granted during the period              0      N/A               0            N/A        105,000     $  1.96



                              Preferred Voice, Inc.
                          Notes to Financial Statements

Note H - Proforma information related to stock options and warrants (continued):

                                                                   Warrants
                                          ---------------------------------------------------------
                                             Three months ended           Six months ended
                                                September 2000              September 2000
                                          ---------------------------------------------------------
                                                          Weighted                     Weighted
                                             Number        average       Number        average
                                               of         exercise         of          exercise
                                             shares         price        shares         Price
                                          ---------------------------------------------------------


   Outstanding at beginning of period          800,000    $ 0.90       800,000        $  0.96

   Granted                                     105,000      2.66       105,000           2.50
   Exercised                                         0      0.00             0          (1.00)
   Expired                                           0      0.00             0           0.00
                                          ---------------------------------------------------------

   Outstanding at end of period                905,000    $ 1.10       905,000        $  1.02
                                          =========================================================

   Options exercisable at end of period        905,000    $ 1.10       905,000        $  1.10

   Weighted average fair value of
      options granted during the period        105,000    $ 1.96       105,000        $  1.96


Note I - Stock warrants:

   During the year ended March 31, 2001, the Company issued 151,035 warrants to certain service providers and business partners at exercise prices ranging from $0.84 to $3.53. The warrants can be exercised at any time and expire at various dates through August 24, 2006.

   In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. The Company recognized $131,162 as compensation expense during the year ended March 31, 2001 related to warrants issued to non-employees. No warrants were issued and no compensation expense was recognized by the Company during the periods ended September 30, 2001 and 2000 with respect to warrants issued to non-employees.

   The  per  share   weighted-average   fair  value  of   warrants   granted  to
non-employees was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:


                                                          September 2001        September 2000           March 2001
                                                        --------------------  -------------------  -----------------------

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

                        Risk-free interest rate                 N/A                  N/A                   5.69%

                        Expected life                           N/A                  N/A           0.5 years to 3.5 years

                        Expected volatility                     N/A                  N/A                    172%



                              Preferred Voice, Inc.
                          Notes to Financial Statements


Note I - Stock warrants (continued):

   Following is a summary of warrants issued to non-employees in exchange for goods and services:

                                             Three months ended             Six months ended
                                                September 2001               September 2001                March 2001
                                          ---------------------------  ---------------------------- --------------------------
                                                         Weighted                      Weighted                    Weighted
                                             Number       average         Number        average        Number       average
                                               of        exercise           of         exercise          of        exercise
                                             shares        price          shares         price         shares        price
                                          ---------------------------  ---------------------------- --------------------------

   Outstanding at beginning of period       621,035    $   1.76           621,035     $ 1.76           470,000        $  1.36

   Granted                                        0        0.00                 0       0.00           151,035           3.01
   Exercised                                      0        0.00                 0       0.00                 0           0.00
   Expired                                        0        0.00                 0       0.00                 0           0.00
                                          ---------------------------  ---------------------------- --------------------------

   Outstanding at end of period             621,035    $   1.76           621,035     $ 1.76           621,035        $  1.76
                                          ===========================  ============================ ==========================

   Options exercisable at end of period     612,035    $   1.76           612,035     $ 1.76           621,035        $  1.76

   Weighted average fair value of
      options granted during the period           0         N/A                 0        N/A           151,035        $  1.67




                                             Three months ended             Six months ended
                                                September 2000               September 2000
                                          ---------------------------  ----------------------------
                                                         Weighted                      Weighted
                                             Number       average         Number        average
                                               of        exercise           of         exercise
                                             shares        price          shares         price
                                          ---------------------------  ----------------------------

   Outstanding at beginning of period        470,000   $ 1.36            470,000       $ 1.36

   Granted                                         0     2.66                  0         0.00
   Exercised                                       0     0.00                  0         0.00
   Expired                                         0     0.00                  0         0.00
                                          ---------------------------  ----------------------------

   Outstanding at end of period               470,000  $ 1.36            470,000       $ 1.36
                                          ===========================  ============================

   Options exercisable at end of period       470,000  $ 1.36            470,000       $ 1.36

   Weighted average fair value of
      Options granted during the period             0     N/A                  0           N/A




                              Preferred Voice, Inc.
                          Notes to Financial Statements

Note I - Stock warrants (continued):

   Following is an overall summary of the stock warrant activity:


                                             Three months ended             Six months ended
                                                September 2001               September 2001                March 2001
                                          ---------------------------  ---------------------------- --------------------------
                                                          Weighted                     Weighted                    Weighted
                                             Number       average         Number        average        Number       average
                                               of         exercise          of         exercise          of        exercise
                                             shares        price          shares         price         shares        price
                                          ---------------------------  ---------------------------- --------------------------

   Outstanding at beginning of period        2,851,203     $ 1.66       2,778,703        $ 1.75       2,303,203      $ 1.14

   Granted                                           0       0.00         197,500          1.95         973,000        2.39
   Exercised                                         0       0.00         (50,000)        (1.00)       (420,196)      (1.02)
   Expired                                     (20,000)     (2.75)        (95,000)        (3.04)        (77,304)      (2.01)
                                          ---------------------------  ---------------------------- --------------------------

   Outstanding at end of period              2,831,203     $ 1.65       2,831,203        $ 1.65       2,778,703      $ 1.75
                                          ===========================  ============================ ==========================



                                             Three months ended             Six months ended
                                                September 2000               September 2000
                                          ---------------------------  ----------------------------
                                                          Weighted                     Weighted
                                             Number       average         Number        average
                                               of         exercise          of         exercise
                                             shares        price          shares         price
                                          ---------------------------  ----------------------------

   Outstanding at beginning of period       2,659,965     $ 1.36        2,303,203       $ 1.14

   Granted                                    476,750       2.66          541,750         2.50
   Exercised                                   (2,500)      0.00         (342,696)       (1.09)
   Expired                                    (25,000)      0.00          (49,804)       (3.00)
                                          ---------------------------  ----------------------------

   Outstanding at end of period             3,109,215     $ 1.36        2,452,453       $ 1.32
                                          ===========================  ============================


Note J - Commitments:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of September 30, 2001:

                   Year ending
                   September 30,                            Amount
                 -----------------                       -------------

                      2002                               $ 196,070
                      2003                                 191,281
                      2004                                 188,620
                      2005                                 189,662
                      2006                                  47,415
                                                         -------------
                                                         $ 813,048
                                                         =============


Note J - Commitments (continued):

   Total rent expense charged to operations was $51,062, $98,123, $29,038, $58,015 and $153,515 for the three and six months ended September 30, 2001 and 2000 and for the year ended March 31, 2001, respectively.

                              Preferred Voice, Inc.
                          Notes to Financial Statements

Note K - Barter transaction:

   On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. A prepaid barter credit in the amount of $761,018 and prepaid media commissions in the amount of $76,102 are included in other assets in the accompanying balance sheet at September 30, 2000. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company's common stock at a price of $4.00 per share. The options expired June 3, 2001. The Company and Proxhill are currently involved in litigation over the agreement, and due to the uncertainty of the realization of the barter credits, the Company recognized an impairment loss in the amount of $837,120 during the year ended March 31, 2001.


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

   On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company initial license fees of $570,000 for the rights to utilize the Company's software applications in certain geographical markets. The agreement is for a period of ten years and provides of a total of thirty-nine installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. As of September 30, 2001, the Company had completed one installation.

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

                              Preferred Voice, Inc.
                          Notes to Financial Statements


   As of September 30, 2001, the Company has entered into forty revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company began receiving revenue from the agreements in November 2000.

Note M - Going concern (continued):

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


Note N - Concentrations:

   Concentrations of credit risk

      At September 30, 2001, the Company had cash balances of $321,899 with one banking institution, which is in excess of the federally insured amount of $100,000 per institution. These balances are before considering outstanding items.

    Concentration of business - major customers

      During the three and six-month periods ended September 30, 2001, approximately $146,035 and $264,481 of the Company's revenue was derived from five customers, respectively. During the year ended March 31, 2001, approximately $118,000 of the Company's revenue was derived from four customers.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Form 10-KSB/A for the fiscal year ended March 31, 2001. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions. All references to "we," "us," and "our" refer to Preferred Voice, Inc.

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

         We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. ("KMC") we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, as of November 9, 2001, we had signed forty (40) local telephone company and cell phone company multi-year contracts. Also, as of November 9, 2001, eight system locations had been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. In the month ended September 30, 2001, these eight locations generated revenues of approximately $83,000. Each of these companies has signed a revenue sharing agreement with us and these types of revenue sharing arrangements are the standard manner in which we intend to contract with customers to generate revenue going forward. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Two other contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts by the third quarter of the fiscal year ending March 31, 2002. Six additional contracting phone companies will start the installation and implementation phase early in the third fiscal quarter.

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

Results of Operations

         We recorded a net loss of $2,170,657, or $0.14 per share, for the six-month period ended September 30, 2001, compared to a net loss of $1,806,451 or $0.13 per share, for the six-month period ended September 30, 2000. For the three-month period ended September 30, 2001, we recorded a net loss of $1,126,585, or $.07 per share compared to a net loss of $991,431, or $.07 per share for the three-month period ended September 30, 2000.

         Total Sales

         Total revenue for the six-month period ended September 30, 2001, was $295,180 compared to $58,058 for the six-month period ended September 30, 2000. Total revenue for the three-month period ended September 30, 2001, was $210,908 compared to $51,450 for the three-month period ended September 30, 2000. Revenues in both the six-month and three-month periods for both years consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services. The increase of revenues reflects our commercial deployment of our services through our revenue sharing agreement with our customers.

         We anticipate that revenues from the sale of our services will grow gradually in the second half of our fiscal year 2002 as we continue to install VIP systems in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

         Cost of Sales

         Cost of sales for the six-month period ended September 30, 2001 was $73,545 compared to $60,513 for the six-month period ended September 30, 2000. Cost of sales for the three-month period ended September 30, 2001 was $54,334 compared to $51,565 for the three-month period ended September 30, 2000. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

         Selling, General and Administrative

         Selling, general and administrative expenses for the six-month period ended September 30, 2001 were $2,390,442 compared to $1,801,696 for the six-month period ended September 30, 2000. Selling, general and administrative expenses for the three-month period ended September 30, 2001 were $1,282,459 compared to $990,166 for the three-month period ended September 30, 2000. The increases from 2000 to 2001 are due to increased staffing and additional marketing efforts by our marketing staff of our VIP system services to potential parties interested in our revenue sharing agreements. We expect that selling, general and administrative expenses will continue to increase through fiscal year 2002, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, we believe that such expenses will not increase proportionately with revenue from sales.

         Core Technology Enhancements Software Applications and Hardware

         The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the six month periods ended September 30, 2001 and 2000, software development costs capitalized were $155,755, and $256,648 respectively. The amortization of capitalized software development costs for the periods ended September 30, 2001 and 2000 was $128,697, and $78,326 respectively.

         Income Taxes

         As of September 30, 2001, we had cumulative federal net operating losses of approximately $13.6 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

         Our cash and cash equivalents at September 30, 2001 were $234,723, a decrease of $1,501,029 from $1,735,752 at March 31, 2001. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

         On August 24, 2000, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we conducted an offering of 1,142,858 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $2.625 per share providing us with net proceeds of $2,787,531, for working capital. On April 11, 2001, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we conducted an offering of 1,187,500 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $2.00 per share providing us with net proceeds of $1,752,500, before commissions and expenses, for working capital. We began recording revenues from our revenue sharing agreements in November of 2000. These revenues are approximately $83,000 per month but we expect these to continue to rise to a level to meet our monthly cash requirements by June of 2002, subject to raising needed funds.


         On October 11, 2001, we entered into a Professional Services and Development Contract with VeriSign, Inc. ("VeriSign") (the "Contract"), the terms of which are more fully set forth in Part II, Item 5 of this Form 10-QSB. VeriSign has agreed to pay us an aggregate contract amount of $500,000 for all of the deliverables to be delivered under the Contract. Sixty percent (60%) of this amount was paid on the date the Contract was executed, and the remaining amounts are to be paid upon our completion of milestones related to the deliverables. The revenue received from this Contract has improved our liquidity.

         We have also issued stock or convertible securities to fulfill certain obligations or motivate various people. We have issued warrants to purchase shares of our common stock in connection with services provided by various individuals and entities in their capacity as members of our Board of Directors, Council of Advisors, various forms of consulting services, capital raising (such as a private offering), and marketing distributors. These warrants are always priced at the fair market value of our common stock on the date of issuance. We have utilized our common stock as actual compensation in only one instance where 5,000 shares were issued as compensation for consulting services. These services were valued at total fair market value for the 5,000 shares on the date of completion of services. We need information regarding grant of stock.


Future Obligations

         We project our working capital needs to be $2,100,000 over the next six months for corporate overhead and will require approximately $950,000 of equipment financing to continue to deploy our systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be insufficient to meet these anticipated capital requirements and to finance continued growth for the foreseeable future, however, management is taking actions which it believes will provide the Company with adequate resources to meet its short-term capital needs. We may be forced to raise additional capital through the issuance of new shares and the exercise of outstanding warrants and to reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

         We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. Subject to our ability to fund the cost, we expect to hire or contract with approximately thirty (30) additional persons during the twelve (12) months ending in October, 2002, primarily to support our expanding marketing activities, software and hardware development, and system installations. At November 9, 2001, we employed thirty-one (31) full time employees.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments in the litigation we have reported regarding KMC in our Form 10-KSB/A for the fiscal year ended March 31, 2001, filed with the SEC on August 10, 2001. With respect to the Proxhill Marketing Limited litigation, which was reported in the Form 10-KSB/A, we have received a ruling in the Colorado state action denying all injunctive and declaratory relief and have also filed a motion to dismiss the action in Colorado on the basis that we filed claims first in the state of Texas and that case will settle all issues that are part of the action filed in Colorado. We are also evaluating the filing of a counterclaim in the Colorado action. We are not involved in any other material legal proceedings.

Item 2.  Changes in Securities.

(a) Our stockholders approved the amendment of our certificate of incorporation to increase the number of authorized common stock of the company from 20,000,000 to 50,000,000 shares.

(b) There have been no material changes in the class of securities or the rights of the holders of the registered securities.

(c)  Recent Sales of Unregistered Securities

None

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Our Stockholders met for the 2001 Annual Meeting of the Stockholders on September 21, 2001

     At that meeting, the following directors were elected : G. Ray Miller, Mary
     G. Merritt, Scott V. Ogilvie and Gerard Hallaren. Set forth in the following chart are the matters voted upon and the votes cast for, against or withheld, as well as abstentions and broker non-votes, on each such matter:


       Proposals                                        For          Withhold/         Abstain       Broker Non-
                                                                      Against                           Votes
       ------------------------------------------- -------------- ----------------- -------------- -----------------

       Directors:
        G. Ray Miller                                  9,739,607            31,703
        Mary G. Merritt                                9,739,607            31,703
        Scott V. Ogilvie                               9,738,607            32,703
        Gerard Hallaren                                9,739,607            31,703

       Adoption of Company's  2000 Stock Plan for      9,737,497            33,807              6
       Incentive  Stock  Options and Other Equity
       Participation, as amended

       Increase   of   Authorized   shares   from      9,739,197            32,109              4
       20,000,000 to 50,000,000

       Authorization of Class of Preferred Stock       5,417,540            65,106              6         4,288,658


Item 5.   Other Information.

Philips Contract

         On October 5, 2001, we entered into a Patent License Agreement with Koninklijke Philips Electronics N.V. ("Philips") (the "License Agreement"). We had previously signed a Volume License Agreement with Philips, dated as of January 17, 2001 ("Volume License Agreement"), under which we received a license to use certain Philips software that is incorporated into our VIP System in order to provide the services we provide through the VIP System. The new License Agreement provides us with a worldwide, non-exclusive, non-transferable license, without the right to sublicense, to Philips' voice activated dialing patents ("VAD Patents") in exchange for an initial license fee, license maintenance fees and certain royalties. As long as we pay the fees provided for under the License Agreement, Philips has agreed not to assert any claim for infringement of the VAD Patents for our offering of services through the use of the VIP System, which services involve the use of Philips' VAD Patents, or against any of our customers that have signed acknowledgements to the License Agreement.

         In addition to these basic license rights, Philips has also agreed that it will not assert any claim for infringement of certain other voice patents for services provided through our VIP System against any of our existing and future customers set forth in the License Agreement through October 5, 2005. After that time period, we may negotiate a new patent license agreement related to such other voice patents with Philips. Philips has also issued us seventy (70) Philips Speech Pearl 1999 or 2000 software copyright licenses under the terms of the Volume License Agreement.

         The License Agreement may be terminated by either party at any time on thirty (30) days notice to the other party in the event that the other party has committed a material breach of the obligations under the License Agreement and the breach has not been cured within thirty (30) days after receipt of written notice specifying the nature of the breach. The License Agreement may also be terminated if we file for bankruptcy or take similar action. Additionally, if there is a change of control or ownership of our company that results in transfer of our assets to a direct competitor of Philips or a person or entity that has been given notice of infringement concerning Philips' patent rights, then the royalty fees due under the License Agreement increase. Our license for the VAD Patents continues until the License Agreement is terminated.

VeriSign Contract

         On October 11, 2001, we entered into a Professional Services and Development Contract with VeriSign. VeriSign has entered into the Contract to utilize our professional services to provide reportable results on the functionality of our and VeriSign's voice recognition directory assistance programs, or voice registry systems. Our program is called Business Connect, and VeriSign's program is called the Global Voice Registry. Our Business Connect service is designed to allow subscribers to the service use our voice recognition software to access local business listings, and VeriSign's Global Voice Registry is designed to allow subscribers to access national businesses.

         Under the Contract, we have agreed to configure and launch a fully functional voice registry module of Business Connect and applications that allow access between our Voice User Interface and the VeriSign Global Voice Registry software to demonstrate the functionality of the voice registry systems. Under the Contract, we are obligated deliver VeriSign a number of agreed upon deliverables in the process of demonstrating the functionality of our and VeriSign's voice registry systems, including the reportable results on such functionality, over a time period beginning on October 15, 2001 and ending on December 31, 2001. For wireless and wireline carriers that choose to offer voice registry services to their customers, the subscribers to the Business Connect/Global Voice Registry integrated service will be able to speak the name of any national or local business in the United States into the telephone and be connected to the appropriate business.

         VeriSign has the right, at any time during the course of the project, to make changes to the statement of work, the deliverables and various other aspects of the work to be done by us by written notice. Such changes may result in a decrease or an increase in the amounts to be received by us under the Contract. Additionally, either party may terminate the Contract without default or cause at any time upon thirty (30) days notice to the other party. Both of these provisions could affect the aggregate contract amount that we receive under the Contract. VeriSign has agreed to pay us an aggregate contract amount of $500,000 for all of the deliverables to be delivered under the Contract, subject to the amendment and termination provisions previously discussed. Sixty percent (60%) of this amount was paid on the date the Contract was executed, and the remaining amounts are to be paid upon our completion of milestones related to the deliverables.

         Pursuant to the terms of the Contract, VeriSign will own all of the deliverables set forth in the Contract, excluding the Business Connect System and any other software or other proprietary information owned by us. We have also granted VeriSign a perpetual, non-exclusive, irrevocable, worldwide license for VeriSign to use, execute and display all or part of our Business Connect System as it is incorporated into any of the deliverables delivered pursuant to the terms of the Contract. In conjunction with that license, we granted VeriSign the right to use documentation we provided to them related to the use of the Business Connect System and the regional databases we developed for use in connection with our Business Connect System. VeriSign has granted us a worldwide, royalty free, nonexclusive license to use any of the deliverables solely for the marketing and promotion of the Business Connect/Global Voice Registry service.

Reduction in Work Force

         In August, 2001, we laid off nine employees: six in Corporate Operations, and three in Sales and Marketing. Among those laid off was our Vice President of Corporate Operations, William D. Sprague.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number            Exhibit Description

3.1      Certificate of Amendment.
10.1 Professional Services and Development Contract No. 1000003770 by and between Preferred Voice, Inc. and VeriSign, Inc.
10.2+ Patent License Agreement by and between Preferred Voice, Inc. and KoninklijkePhilips Electronic, N.V.


+ Confidential material deleted and filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PREFERRED VOICE, INC.


   November  19, 2001                     /s/ G. Ray Miller
--------------------------------         --------------------------------------
         Date                            G. Ray Miller
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors
                                         (Principal Executive Officer)





    November 19, 2001                     /s/ Mary G. Merritt
--------------------------------         --------------------------------------
         Date                            Mary G. Merritt
                                         Secretary, Treasurer and Vice President
                                         of Finance
                                         (Principal Financial Officer)