Form 10QSB
period 2001-12-31
PREFERRED VOICE INC
filed 2002-02-14
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2001.

                                       or

{ } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _____________to
     _____________

Commission File Number  33-92894
                        --------

                              PREFERRED VOICE, INC.

         Delaware                                      75-2440201
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                              75206
-----------------------------------         ------------------------------------
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
             Yes      X                No
                 ---------------          ----------------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 18,407,493 shares as of January 31, 2002.

Transitional Small Business Format    Yes                     No       X
                                         ------------           ----------------



                                      INDEX


                              Preferred Voice, Inc.


Part I.  Financial Information                                                                   1

Item 1.  Financial Statements                                                                    1

         Balance Sheets-December 31, 2001, December 31, 2000 and March 31, 2001.                 1

         Statements of Operations-Three Months Ended December 31, 2001 and
         2000, and Nine Months Ended December 31, 2001 and 2000, and for the
         Year Ended March 31, 2001.                                                              3

         Statements of Cash Flows-Nine Months Ended December 31, 2001 and 2000
         and for the Year Ended March 31, 2001.                                                  4

         Notes to Financial Statements - December 31, 2001.                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         24

Part II. Other Information                                                                      29

Item 1.  Legal Proceedings                                                                      29

Item 2.  Changes in Securities                                                                  29

Item 3.  Defaults upon Senior Securities                                                        29

Item 4.  Submission of Matters to a Vote of Security Holders                                    29

Item 5.  Other Information                                                                      30

Item 6.  Exhibits and Reports on Form 8-K                                                       30

Signatures                                                                                      31



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                     Preferred Voice, Inc.

                                                        Balance Sheets
                                         December 31, 2001 and 2000 and March 31, 2001

                                                         December 31,             December 31,             March 31,
                                                             2001                     2000                   2001
                                                         (unaudited)              (unaudited)              (audited)
                                                      -------------------      -------------------     ------------------

          Assets

Current assets:
    Cash and cash equivalents                              $   2,347,418            $   1,018,319          $   1,735,752
    Accounts receivable, net of allowance
       for doubtful accounts of $ -0-, $-0-
       and $-0-, respectively                                    203,274                    7,527                 39,141
    Employee advances                                              1,174                    1,573                    922
    Inventory                                                          0                   47,785                 49,085
    Prepaid expenses                                                 180                  761,306                    493
                                                      -------------------      -------------------     ------------------

          Total current assets                           $     2,552,046            $   1,836,510          $   1,825,393
                                                      -------------------      -------------------     ------------------

Property and equipment:
   Computer equipment                                    $     1,478,479            $     752,128          $     882,960
   Furniture and fixtures                                         42,691                   42,691                 42,691
   Office equipment                                               62,997                   59,774                 61,889
                                                      -------------------      -------------------     ------------------

                                                         $     1,584,167            $     854,593          $     987,540
   Less accumulated depreciation                                 342,224                  158,027                187,807
                                                      -------------------      -------------------     ------------------

          Net property and equipment                     $     1,241,943            $     696,566          $     799,733
                                                      -------------------      -------------------     ------------------

Other assets:
   Capitalized software development costs,
      net of accumulated amortization of
      $520,798, $-0- and $324,747, respectively          $       381,609            $     395,294          $     380,173
   Deposits                                                       23,019                   90,195                 14,093
   Trademarks                                                     53,314                   47,313                 48,533
                                                      -------------------      -------------------     ------------------

          Total other assets                             $       457,942            $     532,802          $     442,799
                                                      -------------------      -------------------     ------------------

          Total assets                                   $     4,251,931            $   3,065,878          $   3,067,925
                                                      ===================      ===================     ==================




                                                     December 31,             December 31,               March 31,
                                                         2001                     2000                     2001
                                                      (unaudited)             (unaudited)                (audited)
                                                  --------------------     -------------------       ------------------

          Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                     $    277,837        $    177,965                 $    338,270

    Accrued operating expenses                                133,901              22,224                       39,379
    Accrued vacation                                           20,540              26,969                       22,194
    Accrued payroll and payroll taxes                           1,518               1,606                        3,589
    Accrued interest payable                                   41,465              43,301                       44,451
    Deferred revenue                                          554,618             342,118                      342,118
    Current maturities of long-term debt                       20,000              30,000                       30,000
    Note payable                                               50,866              50,866                       50,866
                                                  --------------------     -------------------       ------------------

          Total current liabilities                      $  1,100,745        $    695,049                 $    870,867
                                                  --------------------     -------------------       ------------------


Long-term debt                                           $     50,000        $          0                 $           0
                                                  --------------------     -------------------       ------------------

Commitments (Note J)


Stockholders' equity:
   Common stock, $0.001 par  value
      50,000,000 shares authorized; shares
      issued 18,389,689, 14,780,086 and
      15,672,586, respectively                           $     18,390        $     14,780                 $     15,674
   Additional paid-in capital                              17,708,809          12,126,947                   13,856,051
   Accumulated deficit                                   (14,624,508)         (9,769,030)                 (11,672,799)
   Treasury stock - 22,500, 385,224 and
      385,244 shares at cost, respectively                    (1,505)             (1,868)                      (1,868)
                                                  --------------------     -------------------       ------------------

    Total stockholders' equity                           $  3,101,186        $  2,370,829                 $  2,197,058
                                                  --------------------     -------------------       ------------------

     Total liabilities and stockholders'
       equity                                            $  4,251,931        $  3,065,878                 $  3,067,925
                                                  ====================     ===================       ==================



                              Preferred Voice, Inc.

                            Statements of Operations
              For The Three Months Ended December 31, 2001 and 2000
            And For the Nine Months Ended December 31, 2001 and 2000
                      And For the Year Ended March 31, 2001


                                               Three Months Ended                    Nine Months Ended
                                         December 31,       December 31,      December 31,      December 31,          March 31,
                                           2001                 2000              2001              2000                 2001
                                       (Unaudited)          (Unaudited)        (Unaudited)       (Unaudited)          (Audited)
                                     -----------------    -----------------  ----------------  ----------------    -----------------

Sales                                     $   565,402         $      8,588      $    860,582      $     66,646         $    138,097

  Cost of Sales                               194,002               19,770           267,547            80,284              101,188
                                     -----------------    -----------------  ----------------  ----------------    -----------------

  Gross Profit (loss)                     $   371,400         $   (11,182)      $    593,035      $   (13,638)         $     36,909
                                     -----------------    -----------------  ----------------  ----------------    -----------------

Costs and Expenses:
  General & Administrative                $ 1,150,502         $  1,019,492      $  3,540,944      $  2,821,188         $  4,011,608
  Interest Expense                              1,950                1,150             3,800             3,450                4,600
                                     -----------------    -----------------  ----------------  ----------------    -----------------

  Total Costs and Expenses                $ 1,152,452         $  1,020,642      $  3,544,744      $  2,824,638         $  4,016,208
                                     -----------------    -----------------  ----------------  ----------------    -----------------

Gain/(Loss) Before Income Tax             $ (781,052)         $(1,031,824)      $(2,951,709)      $(2,838,276)         $(3,979,299)

Other Income (Expense):
  Loss From Impairment  of Assets                 -0-                  -0-               -0-               -0-            (837,120)
                                     -----------------    -----------------  ----------------  ----------------    -----------------

Gain/(Loss) From Operations Before
  Income Taxes/Extraordinary Items        $  (781,052)        $(1,031,824)      $(2,951,709)      $(2,838,276)        $ (4,816,419)

Provision for Income Tax                          -0-                  -0-               -0-               -0-                  -0-
                                     -----------------    -----------------  ----------------  ----------------    -----------------

Loss Before Extraordinary Item            $  (781,052)        $ (1,031,824)     $ (2,951,709)     $ (2,838,276)       $ (4,816,419)
                                     =================    =================  ================  ================    =================

Extraordinary Item:
 Gain from Extinguishment of Debt                 -0-                  -0-               -0-               -0-                  -0-
 (less applicable income taxes
   of -0-)

Net Loss                                  $ (781,052)         $ (1,031,824)     $ (2,951,709)     $ (2,838,276)       $ (4,816,419)
                                     =================    =================  ================  ================    =================


Per Share Amounts:

 Gain/(Loss) from Operations              $    (0.05)         $      (0.07)     $      (0.18)     $      (0.21)       $      (0.35)

 Gain from Extinguishment of Debt         $        -          $          -      $          -      $          -        $        0.01

Net Gain/Loss (Per Share)                 $    (0.05)         $      (0.07)     $      (0.18)     $      (0.21)       $      (0.34)


                                                   Preferred Voice, Inc.

                                                  Statement of Cash Flows

                                   For the Nine Months Ended December 31, 2001 and 2000
                                           And For the Year Ended March 31, 2001


                                                                     December 31,       December 31,          March 31,
                                                                         2001               2000                2001
                                                                      (Unaudited)        (Unaudited)          (Audited)
                                                                    ----------------  ------------------  ------------------

      Cash Flows from Operating Activities:
        Cash Received from customers                                   $    908,949      $       12,596      $       54,006
        Cash Paid to suppliers and employees                            (3,413,900)         (2,773,083)         (3,643,002)
                                                                    ----------------  ------------------  ------------------

               Net Cash used by Operating Activities                   $(2,504,951)      $  (2,760,487)      $  (3,588,996)
                                                                    ----------------  ------------------  ------------------

      Cash Flows from Investing Activities:
         Capital Expenditures                                          $  (775,473)      $    (773,181)      $    (948,089)
         Employee Advances                                                    (252)             (1,573)               (922)
                                                                    ----------------  ------------------  ------------------

               Net Cash used by Investing Activities                   $  (775,725)      $    (774,754)      $    (949,011)
                                                                    ----------------  ------------------  ------------------

      Cash Flows from Financing Activities:
         Proceeds from Notes Payable                                   $     50,000      $      -0-          $       -0-
         Proceeds from Sale of Stock                                      4,075,328           3,192,936           4,913,135
         Stock Issuance Costs                                             (232,986)            (12,667)            (12,667)
                                                                    ----------------  ------------------  ------------------

               Net Cash provided by Financing Activities               $  3,892,342      $    3,180,269      $    4,900,468
                                                                    ----------------  ------------------  ------------------

      Net Increase (Decrease) in Cash and
          Cash Equivalents                                             $    611,666      $    (354,972)      $      362,461

      Cash and Cash Equivalents:
         Beginning of Period                                              1,735,752           1,373,291           1,373,291
                                                                    ----------------  ------------------  ------------------

         End of Period                                                 $  2,347,418      $    1,018,319      $    1,735,752
                                                                    ================  ==================  ==================

      Supplemental Schedule of non-cash
      investing and financing activities:

           Issuance of Common Stock in
            Exchange for Debt                                          $     16,786      $       15,196      $       -0-





                                                                 December 31,         December 31,          March 31,
                                                                     2001                 2000                 2001
                                                                 (Unaudited)          (Unaudited)           (Audited)
                                                              -------------------  -------------------  -------------------


      Reconciliation of Net Gain/(Loss) to Net
           Cash used by Operating Activities:

      Net Gain/(Loss)                                              $ (2,951,709)        $ (2,838,276)       $  (4,742,044)
                                                              -------------------  -------------------  -------------------

       Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities:

         Depreciation                                              $     331,827        $    191,190        $      278,052
         (Gain) Loss on Sale of Fixed Assets                             (3,291)                  -0-                  -0-
         Impairment Loss                                                     -0-                  -0-              837,120
         Fair Value of Stock Warrants Issued
              In Exchange for Services                                       -0-                  -0-              131,162

         Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts Receivable                 (164,133)              (3,603)             (35,217)
            Increase (Decrease) in Inventory                              49,085               36,939               35,639
            Increase (Decrease) in Customer Deposits                     (8,926)              (5,081)              (5,081)
            (Increase) Decrease in Prepaid Expenses                          313                (288)                (493)
            (Increase) Decrease in Patents                               (4,781)             (39,841)             (41,061)
            Increase (Decrease) in Accounts Payable                     (60,433)             (79,657)             (40,715)
            Increase (Decrease) in Accrued Expense                        94,597               27,004               42,516
            (Increase) Decrease in Deposits                              212,500             (48,874)             (48,874)
                                                              -------------------  -------------------  -------------------



                   Total Adjustments                               $     446,758       $       77,789       $    1,153,048
                                                              -------------------  -------------------  -------------------

      Net Cash used by Operating Activities                        $ (2,504,951)       $  (2,760,487)       $  (3,588,996)
                                                              ===================  ===================  ===================



Note A - General organization:

     Preferred Voice, Inc. (the "Company") is a Delaware corporation incorporated in 1992. On February 25, 1997, the Company's stockholders approved changing the name of the Company to better reflect the nature of the Company's business. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995. The Company provides voice recognition services to the telecommunications industry throughout the United States and maintains its principal offices in Dallas, Texas.


Note B - Summary of significant accounting policies:

   Basis of presentation

       The financial statements of the Company contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The quarterly financial information included herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been made. All such adjustments, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted have been condensed or omitted pursuant to the interim reporting rules of the SEC. The interim financial statements should be read in conjunction with the audited financial statements and related notes as of March 31, 2001, included in the Company's Form 10-KSB, as amended by the Company's Form 10-KSB/A.

   Cash and cash equivalents

      For purposes of reporting cash flows, cash and cash equivalents include amounts due from banks.

   Accounts receivable

      In the normal course of business, the Company extends unsecured credit to its customers with payment terms generally 30 days. Because of the credit risk involved, management provides an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete nonperformance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of nonperformance.

   Inventory

      Inventories consist of finished goods and are stated at the lower of cost (specific identification) or market.

   Capitalized software development

      The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years. During the three and nine months ended December 31, 2001 and 2000 and year ended March 31, 2001, software development costs capitalized were $23,090, $178,845, $40,267, $296,914 and $338,815, respectively. The amortization of capitalized software development costs for the three and nine months ended December 31, 2001 and 2000 and the year ended March 31, 2001 was $67,355, $196,051, $45,480, $127,406 and $184,488, respectively.

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

   Revenue recognition

      The Company is engaged as a provider of telecommunication products and services. Generally, the Company recognizes revenue under the accrual method when its services and products are provided. Payments received from customers in advance are deferred and recognized as revenue when services and products are provided. During the nine months ended December 31, 2001, the majority of the Company's revenue consisted of revenue sharing receipts. During the nine months ended December 31 2000, the majority of the Company's revenue consisted of billing end-users for services. Revenue sharing income is recognized when the voice dialing services are provided. Revenue sharing income for the nine months ended December 31, 2001 and 2000 was $648,742 and $7,593, respectively, and $74,779 for the year ended March 31, 2001.

   Advertising expense

      The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $(2,395), $6,600, $38,808 and $62,658 for the three and nine months ended December 31, 2001 and 2000, respectively, and $74,158 for the year ended March 31, 2001.

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

      Loss per share is based on the weighted average number of shares outstanding of 16,736,507, 16,015,566, 14,394,862 and 13,746,448 for the
   three and nine months ended December 31, 2001 and 2000, respectively, and 13,884,662 for the year ended March 31, 2001.

   Income taxes

      Income taxes are accounted for using the liability method under the provisions of SFAS 109 "Accounting for Income Taxes."

   Amortization

      The cost of trademarks is being amortized on the straight-line method over a period of 15 years.

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

   Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   Reclassification

      Certain amounts were reclassified in the prior periods. The purpose of the reclassification is to give a more accurate representation of the Company's operations. The reclassification did not affect the representation of the Company's overall performance or net income or losses.

Note C - Note payable:

   Note payable consists of the following:

                                                                         December           December           March
                                                                           2001               2000              2001
                                                                       --------------     --------------     -----------

       Note payable,  Brite Voice Systems, Inc., dated
           January 31, 1997.  Note is unsecured.                          $ 50,866          $  50,866         $50,866
                                                                       ==============     ==============     ===========



      The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for the three and nine months ended December 31, 2001 and 2000 and for the year ended March 31, 2001.


Note D - Long-term debt:

Long-term debt consists of the following:

                                                                                      December            December          March
                                                                                       2001                2000             2001
                                                                                  --------------      --------------    -----------

         Notes payable dated  various dates from May 20, 1996 through  September
             9,  1996,  secured  by common  stock  with  principal  and  accrued interest  due at maturity on various  dates  through  September  9,
             1998.  216,250 warrants to purchase shares of common stock at $3.00 per share expiring on various dates through  September 9, 1998 were issued to the note holders.  These notes were  partially  converted into 1,612,421 shares of common stock on various dates through
             December 31, 2001.                                                      $ 10,000            $ 20,000        $20,000

         Note  payable  to  Equity   Communication.   This  note  is
             unsecured, non-interest bearing, and due upon demand.                     10,000              10,000         10,000

         Notepayable,  10% interest rate. Principal and accrued interest payable commencing September 30, 2002 until maturity on September 30, 2003.
             Convertible  into  shares  of  the  Company's  common  stock  at  a conversion rate of $2.00 of indebtedness per share of common
             stock.                                                                    50,000                   0              0
                                                                                  --------------      --------------    -----------
                                                                                     $70,000             $ 30,000        $30,000
         Less current portion                                                         20,000               30,000         30,000
                                                                                  --------------      --------------    -----------

         Total                                                                       $50,000             $      0        $     0
                                                                                  ==============      ==============    ===========


   Interest expense charged to operations related to the long-term debt was $1,950, $3,800, $1,150 and $3,450 for the three and nine months ended December 31, 2001 and 2000, respectively, and $4,600 for the year ended March 31, 2001.

Note E - Common stock:

   Common stock authorized

      On September 29, 2000, the Company's Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company's stockholders on September 21, 2001.

   Stock purchase warrants

     At December 31, 2001, the Company had outstanding warrants to purchase 4,278,703 shares of the Company's common stock at prices which ranged from $0.50 per share to $2.93 per share. The warrants are exercisable at any time and expire through April 19, 2006. At December 31, 2001, 4,278,703 shares of common stock were reserved for that purpose.

   Common stock reserved

      At December 31, 2001, shares of common stock were reserved for the following purposes:

           Exercise of stock warrants                               4,278,703
           Exercise of future grants of stock options
             and stock appreciation rights under the
             1994 stock option plan                                   297,250
           Exercise of future grants of stock options
             and stock appreciation rights under the
             2000 stock option plan                                 2,000,000
                                                               --------------

                                                                    6,575,953
                                                               ==============


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

   The provision for income taxes consists of:

                                   Three months         Nine months        Three months         Nine months
                                  ended December      ended December      ended December       ended December        March
                                       2001                2001                2000                 2000              2001
                                 ----------------    ----------------     --------------       --------------    --------------

  Current income taxes                   $      0             $     0            $     0            $       0        $        0

  Change in deferred  income
    taxes  due to  temporary
    differences                                 0                   0                  0                    0                 0
                                 -----------------    ----------------    ----------------     ---------------    -------------

                                         $      0             $     0            $     0            $       0        $        0
                                 =================    ================    ================     ===============    =============


   Deferred tax (liabilities) assets consist of the following:

                                                               December 31,      December 31,         March 31,
                                                                   2001              2000                2001
                                                             ----------------- -----------------   -----------------


              Accumulated depreciation                           $   (79,000)      $   (28,000)        $   (59,000)
                                                             ----------------- -----------------   -----------------

              Gross deferred tax liabilities                     $   (79,000)      $   (28,000)        $   (59,000)
                                                             ----------------- -----------------   -----------------

              Stock warrant compensation                         $     70,000      $          0        $     70,000
              Accrued liabilities                                       7,000             9,000               8,000
              Start-up expenditures                                         0             1,000                   0
              Net operating loss carryforward                       4,899,000         3,295,000           3,881,000
                                                             ----------------- -----------------   -----------------

              Gross deferred tax assets                          $  4,897,000      $  3,305,000        $  3,959,000
              Valuation allowance                                 (4,818,000)       (3,277,000)         (3,900,000)
                                                             ----------------- -----------------   -----------------

                                                                 $     79,000      $     28,000        $     59,000
                                                             ----------------- -----------------   -----------------
              Net deferred tax assets                            $          0      $          0        $          0
                                                             ================= =================   =================


              The change in the deferred tax valuation
                 allowance is as follows:                        $    918,000      $    985,000        $  1,608,000
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

   The Company has available at December 31, 2001, a net operating loss carryforward of approximately $14,408,000, which can be used to offset future taxable income through the year 2022. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986, as amended.


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

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At December 31, 2001, options to purchase 297,000 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at December 31, 2001.

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

    Under the terms of the plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At December 31, 2001, options to purchase 1,011,825 shares at exercise prices of $1.40 to $3.00 per share were outstanding. No stock appreciation rights had been granted at December 31, 2001.

    During the year ended March 31, 2001, the Company issued 105,000 warrants to certain officers or directors at exercise prices ranging from $2.50 to $2.93. The warrants can be exercised at any time and expire on various dates through March 31, 2004.

Note H - Proforma information related to stock options and warrants:

   The per  share  weighted-average  fair  value of stock  options  granted  was
determined  using  the  Black  Scholes   Option-Pricing   Model.  The  following
weighted-average assumptions were used in the pricing model:

                                                 December 31, 2001      December 31, 2000       March 31, 2001
                                                --------------------   --------------------    -----------------

               Expected dividend yield                 0.00%                  0.00%                 0.00%

               Risk-free interest rate                 2.28%              4.99% - 6.02%         4.14% - 6.35%

               Expected life                     1.5 years to 3.5        2.5 years to 6          1.5 years to
                                                       years                  years               3.5 years

               Expected volatility                     165%                134% - 139%               172%

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

                              Three months       Nine months        Three months         Nine months        March 31,
                             ended December     ended December     ended December      ended December          2001
                                31, 2001           31, 2001           31, 2000            31, 2000
                            -----------------  -----------------  ------------------  ------------------ ----------------

   Net loss:
     As reported              $    (781,052)    $   (2,951,709)   $     (1,031,824)      $  (2,838,276)    $  (4,742,044)
                            =================  =================  ==================  ================== ================

     Proforma                 $  (1,076,889)    $    3,270,656)   $     (1,074,041)      $  (2,944,761)    $  (5,384,131)
                            =================  =================  ==================  ================== ================

   Loss per common share:
     As reported              $       (0.05)    $        (0.18)   $          (0.07)      $       (0.21)    $       (0.34)
                            =================  =================  ==================  ================== ================

     Proforma                 $       (0.06)    $        (0.20)   $          (0.07)      $       (0.21)    $       (0.39)
                            =================  =================  ==================  ================== ================


   Proforma loss reflects only options granted during the periods ended December 31, 2001 and 2000 and March 31, 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is reflected over the option's vesting period.

   Following is a summary of the stock award and incentive plans and warrants:

                                                               2000 stock award and incentive plan
                                       ------------------------------------------------------------------------------------
                                           Three months ended            Nine months ended
                                              December 2001                December 2001                March 2001
                                       ------------------------------------------------------------------------------------
                                                        Weighted                     Weighted                   Weighted
                                           Number        average       Number         average       Number      average
                                             of         exercise         of          exercise         Of        exercise
                                           shares         price        shares          price        shares       price
                                       ------------------------------------------------------------------------------------


Outstanding at beginning of period        968,000     $  1.65          576,000         $1.45              0       $ 1.45

Granted                                    47,825        1.50          567,825          1.85        576,000         1.88
Exercised                                       0        0.00                0          0.00              0         0.00
Expired                                         0        0.00                0          0.00              0         0.00
Forfeited                                 (4,000)        1.40        (132,000)          1.60              0       (1.61)
                                       ------------------------------------------------------------------------------------

Outstanding at end of period            1,011,825     $  1.65        1,011,825         $1.65        576,000       $ 1.66
                                       ====================================================================================

Options exercisable at end of period      222,000     $  1.40          222,000         $1.40        190,666       $ 1.45

Weighted average fair value of
   options granted during the period       47,825     $  1.22          567,825         $0.84        576,000       $ 1.21




                                                   2000 stock award and incentive plan
                                       ----------------------------------------------------------
                                           Three months ended            Nine months ended
                                              December 2000                December 2000
                                       ----------------------------------------------------------
                                                        Weighted                     Weighted
                                           Number        average       Number         average
                                             of         exercise         of          exercise
                                           shares         price        shares          price
                                       ----------------------------------------------------------

Outstanding at beginning of period           0           $0.00            0           $0.00

Granted                                448,000            1.40      448,000            1.40
Exercised                                    0            0.00            0            0.00
Expired                                      0            0.00            0            0.00
Forfeited                                    0            0.00            0            0.00
                                       ----------------------------------------------------------

Outstanding at end of period           448,000           $1.40      448,000           $1.40
                                       ==========================================================


Options exercisable at end of period         0             N/A            0             N/A

Weighted average fair value of
   options granted during the period         0             N/A            0             N/A




                                                               1994 stock award and incentive plan
                                       ------------------------------------------------------------------------------------
                                           Three months ended           Nine months ended
                                              December 2001                December 2001                March 2001
                                       ------------------------------------------------------------------------------------
                                                        Weighted                     Weighted                   Weighted
                                           Number       average        Number        average        Number       average
                                             of         exercise         of          exercise         Of        exercise
                                           shares        price         shares         price         shares        price
                                       ------------------------------------------------------------------------------------

Outstanding at beginning of period        385,334        $ 1.02       412,000        $  1.02       406,500         $ 0.96

Granted                                         0          0.00             0           0.00        15,000           2.50
Exercised                                (88,334)        (0.94)      (88,334)         (0.94)       (9,500)         (1.00)
Expired                                         0          0.00             0           0.00             0           0.00
Forfeited                                       0        (1.50)      (26,666)         (1.16)             0           0.00
                                       ------------------------------------------------------------------------------------

Outstanding at end of period              297,000        $ 1.02       297,000        $  1.02       412,000         $ 0.96
                                       ====================================================================================

Options exercisable at end of period      263,667        $ 0.94       263,667        $  0.94       392,000         $ 0.96

Weighted average fair value of
   options granted during the period            0           N/A             0           N/A         15,000           2.09



                                                  1994 stock award and incentive plan
                                       ----------------------------------------------------------
                                           Three months ended            Nine months ended
                                              December 2000                December 2000
                                       ----------------------------------------------------------
                                                        Weighted                     Weighted
                                           Number       average        Number         average
                                             of         exercise         of          exercise
                                           shares        price         shares         price
                                       ----------------------------------------------------------

Outstanding at beginning of period        412,000        $0.92      412,000           $0.92


Granted                                      0            0.00            0            0.00
Exercised                                    0            0.00            0            0.00
Expired                                      0            0.00            0            0.00
Forfeited                                    0            0.00            0            0.00
                                       ----------------------------------------------------------

Outstanding at end of period              412,000        $0.92      412,000           $0.92
                                       ==========================================================

Options exercisable at end of period      295,333        $0.92      295,333           $0.92

Weighted average fair value of
   options granted during the period            0         N/A        15,000           $2.13



   Following is a summary of warrants issued to employees:

                                                                            Warrants
                                       ------------------------------------------------------------------------------------
                                           Three months ended           Nine months ended
                                              December 2001               December 2001                 March 2001
                                       ------------------------------------------------------------------------------------
                                                        Weighted                    Weighted                    Weighted
                                           Number        average       Number        average       Number       average
                                             of         exercise         of         exercise         Of         exercise
                                           shares         price        shares         price        shares        price
                                       ------------------------------------------------------------------------------------

Outstanding at beginning of period        825,000     $1.00            825,000        $1.10         800,000       $  0.96

Granted                                   160,000      1.50            160,000         1.50          25,000          2.50
Exercised                                       0      0.00                  0         0.00               0        (1.00)
Expired                                         0      0.00                  0         0.00               0          0.00
                                       ------------------------------------------------------------------------------------

Outstanding at end of period              985,000     $1.04            985,000        $1.04         825,000       $  0.96
                                       ====================================================================================


Options exercisable at end of period      985,000     $1.04            985,000        $1.04         825,000       $  1.10

Weighted average fair value of
   options granted during the period      160,000     $1.50            160,000        $1.50          25,000       $  2.50



                                                               Warrants
                                       ---------------------------------------------------------
                                           Three months ended           Nine months ended
                                              December 2000               December 2000
                                       ---------------------------------------------------------
                                                        Weighted                    Weighted
                                           Number        average       Number        average
                                             of         exercise         of         exercise
                                           shares         price        shares         price
                                       ---------------------------------------------------------


Outstanding at beginning of period        905,000        $1.10         800,000       $0.96

Granted                                      0            0.00         105,000        2.50
Exercised                                    0            0.00            0           0.00
Expired                                      0            0.00            0           0.00
                                       ---------------------------------------------------------


Outstanding at end of period              905,000        $1.10         905,000       $1.10
                                       =========================================================

Options exercisable at end of period      905,000        $1.10         905,000       $1.10

Weighted average fair value of
   options granted during the period            0         N/A          105,000       $1.96


Note I - Stock warrants:

   During the year ended March 31, 2001, the Company issued 151,035 warrants to certain service providers and business partners at exercise prices ranging from $0.84 to $3.53. The warrants can be exercised at any time and expire at various dates through August 24, 2006.

   In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. The Company recognized $131,162 as compensation expense and $120,320 as stock issuance cost during the year ended March 31, 2001 related to warrants issued to non-employees. No warrants were issued and no compensation expense was recognized by the Company during the periods ended December 31, 2001 and 2000 with respect to warrants issued to non-employees in exchange for goods and services.

   For the three and nine months ended December 31, 2001, the Company issued 1,297,500 and 1,495,000 warrants, respectively in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the three and nine months ended December 31, 2001 with respect to these warrants issued in connection with the stock offerings.

   The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:


                                            December 2001        December 2000            March 2001
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


   Following is a summary of warrants issued to non-employees in exchange for goods and services:

                                           Three months ended           Nine months ended
                                             December 2001                December 2001                March 2001
                                       --------------------------- --------------------------------------------------------
                                                       Weighted                    Weighted                     Weighted
                                          Number       average        Number        average        Number       average
                                            of         exercise         of         exercise          of         exercise
                                          shares        price         shares         price         shares        price
                                       --------------------------- --------------------------------------------------------

Outstanding at beginning of period        621,035     $1.76        621,035        $1.76              470,000       $1.36

Granted                                   220,000      1.94        220,000         1.94              151,035        3.01
Exercised                                    0         0.00           0            0.00                 0           0.00
Expired                                      0         0.00           0            0.00                 0           0.00
                                       --------------------------- --------------------------------------------------------

Outstanding at end of period              841,035     $1.76        841,035        $1.76              621,035       $1.76
                                       =========================== ========================================================

Options exercisable at end of period      841,035     $1.76        841,035        $1.76              621,035       $1.76

Weighted average fair value of
   options granted during the period      220,000     $1.94        220,000        $1.94              151,035       $1.67



                                           Three months ended           Nine months ended
                                             December 2000                 December 2000
                                       ---------------------------  ----------------------------
                                                       Weighted                     Weighted
                                          Number       average           Number      average
                                            of         exercise           of        exercise
                                          shares        price           shares        price
                                       ---------------------------  ----------------------------

Outstanding at beginning of period        470,000    $1.36              470,000    $1.36

Granted                                      0        0.00                 0        0.00
Exercised                                    0        0.00                 0        0.00
Expired                                      0        0.00                 0        0.00
                                       ---------------------------  ----------------------------

Outstanding at end of period              470,000    $1.36              470,000    $1.36
                                       ===========================  ============================


Options exercisable at end of period      470,000    $1.36              470,000    $1.36

Weighted average fair value of
   options granted during the period         0        N/A                  0        N/A


   The following is a summary of warrants issued in connection with stock offerings:

                                          Three months ended            Nine months ended
                                             December 2001                 December 2001                 March 2001
                                       ---------------------------  ----------------------------  -------------------------
                                                       Weighted                     Weighted                    Weighted
                                          Number       average          Number       average         Number      average
                                            of         exercise           of        exercise           of       exercise
                                          shares        price           shares        price          shares       price
                                       ---------------------------  ----------------------------  -------------------------


Outstanding at beginning of period       1,305,168     $1.64            1,252,668     $1.66         1,033,203     $1.14

Granted                                  1,297,500      1.57            1,495,000      1.95           716,965      2.39
Exercised                                (150,000)    (1.00)            (200,000)    (1.15)         (420,196)    (1.02)
Expired                                      0          0.00             (95,000)    (3.04)          (77,304)    (2.01)
                                       ---------------------------  ----------------------------  -------------------------

Outstanding at end of period             2,452,668     $1.64            2,452,668     $1.64         1,252,668     $1.75
                                       ===========================  ============================  =========================

Options exercisable at end of period     2,452,668     $1.64            2,452,668     $1.64         1,252,668     $1.75

Weighted average fair value of
   options granted during the period     1,297,500     $1.57            1,495,000     $1.95           716,965     $2.39




                                          Three months ended            Nine months ended
                                             December 2000                 December 2000
                                       ---------------------------  ----------------------------
                                                       Weighted                      Weighted
                                          Number        average         Number        average
                                            of         exercise           of         exercise
                                          shares        price           shares        price
                                       ---------------------------  ----------------------------


Outstanding at beginning of period       1,077,453     $1.14           1,033,203     $1.14

Granted                                      0          0.00             436,750      2.50
Exercised                                    0          0.00           (342,696)    (1.09)
Expired                                      0          0.00            (49,804)    (3.00)
                                       ---------------------------  ----------------------------
Outstanding at end of period             1,077,453     $1.14           1,077,453     $1.36
                                       ===========================  ============================

Options exercisable at end of period     1,077,453     $1.14           1,077,453     $1.36

Weighted average fair value of
   options granted during the period         0          N/A              436,750     $2.50



   Following is an overall summary of the stock warrant activity:

                                          Three months ended             Nine months ended
                                             December 2001                 December 2001                 March 2001
                                       ---------------------------  ----------------------------  -------------------------
                                                       Weighted                     Weighted                    Weighted
                                          Number       average          Number       average         Number      average
                                            of         exercise           of        exercise           of       exercise
                                          shares        price           shares        price          shares       price
                                       ---------------------------  ----------------------------  -------------------------

Outstanding at beginning of period       2,831,203      $  1.65        2,698,703     $  1.75         2,303,203    $   1.14

Granted                                  1,597,500         1.59        1,875,000        1.59           893,000        2.39
Exercised                                (150,000)       (1.15)        (200,000)      (1.15)         (420,196)      (1.02)
Expired                                     0            (3.04)         (95,000)      (3.04)          (77,304)      (2.01)
                                       ---------------------------  ----------------------------  -------------------------

Outstanding at end of period             4,278,703      $  1.66        4,278,703     $  1.66         2,698,703        1.75
                                       ===========================  ============================  =========================

Options exercisable at end of period     4,278,703      $  1.66        4,278,703     $  1.66         2,695,703        1.75

Weighted average fair value of
   options granted during the period     1,597,500      $  1.59        1,875,000     $  1.59           893,000        2.39



                                              Three months ended           Nine months ended
                                                 December 2000                December 2000
                                           --------------------------- -----------------------------
                                                           Weighted                     Weighted
                                              Number       average         Number        average
                                                of         exercise          of         exercise
                                              shares        price          shares         price
                                           --------------------------- -----------------------------


    Outstanding at beginning of period         2,452,453      $  1.14       2,303,203       $  1.14


    Granted                                            0         0.00         541,750          2.50
    Exercised                                          0         0.00       (342,696)        (1.09)
    Expired                                            0         0.00        (49,804)        (3.00)
                                           --------------------------- -----------------------------

    Outstanding at end of period               2,452,453      $  1.14       2,452,453       $  1.32
                                           =========================== =============================


    Options exercisable at end of period       2,452,453      $  1.14       2,452,453       $  1.32

    Weighted average fair value of

       options granted during the period               0         N/A          541,750       $  2.50


Note J - Commitments:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of December 31, 2001:

                               Year ending
                               December 31,                    Amount
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
                                                            -------------
                                                             $ 813,048
                                                            =============


   Total rent expense charged to operations was $52,510, $150,633, $48,605 and $106,620 for the three and nine months ended December 31, 2001 and 2000, respectively, and $153,515 for the year ended March 31, 2001.

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

Note M - Operation and management's intent:

   The Company has incurred substantial operating losses to date. The Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock in over-the-counter securities markets.

   On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company initial license fees of $570,000 for the rights to utilize the Company's software applications in certain geographical markets. The agreement is for a period of ten years and provides for a total of thirty-nine installations and grants KMC the ability to add up to 81 additional installations. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. As of December 31, 2001, the Company had completed one installation, and $342,118 remains as deferred revenue.

   On September 25, 2000, KMC notified the Company that the initial installation would not be accepted and KMC intended to terminate the software license agreement. In addition, KMC requested the refund of the initial license fees and other amounts paid to the Company. The Company believes it has fully complied with the terms and conditions of the agreement and intends to vigorously defend its position. Accordingly, no provision for losses in connection with the KMC agreement has been charged to revenue in the accompanying financial statements. If required to refund such monies, it would result in a charge to revenue in the period that the refund is ascertained and could impair the Company's ability to continue as a going concern. The Company filed a breach of contract suit against KMC on November 16, 2000.

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

   As of December 31, 2001, the Company has entered into forty revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company began receiving revenue from the agreements in November 2000.

   On October 11, 2001, the Company entered into a professional services and development contract in which a customer agreed to pay an aggregate contract amount of $500,000. Sixty percent of this amount was paid on the date the contract was executed, and the remaining amounts to be paid upon completion of milestones related to the deliverables.

   On November 21, 2001, the Company closed an offering of 2,420,000 units consisting of shares of common stock and warrants to purchase shares of common stock at $1.25 per unit, providing net proceeds of $2,849,625 for working capital.

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


Note N - Concentrations:

   Concentrations of credit risk

   At December 31, 2001, the Company had cash balances of $2,444,926 with one banking institution, which is in excess of the federally insured amount of $100,000 per institution. These balances are before considering outstanding items.

    Concentration of business - major customers

   During the three and nine months ended December 31, 2001, approximately $406,000 and $565,000 of the Company's revenue was derived from four customers. During the year ended March 31, 2001, approximately $118,000 of the Company's revenue was derived from four different customers.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.


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

         In December of 1998, we realized that we would need extensive amounts of working capital to sell and market our services directly to individual consumers. Therefore, we began researching venues which already had inherent customer or subscriber bases. The first distribution channel that we explored was the use of master distributors in various cities and states around the country. We believe the distributors will be a source of direct subscriber addition, the first deployment of which is scheduled to be tested in the Miami area during the fourth quarter of fiscal 2002. The second distribution channel is through contracting directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. Our third distribution channel is through our network services division which provides third party service application providers access to wireline and wireless carriers through our voice over internet protocol (VOIP) network hosted by a web hosting provider.

         We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. ("KMC") we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, as of January 31, 2002, we had signed forty-three (43) local telephone company and cell phone company multi-year contracts. As of December 31, 2001, ten system locations had been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. In the month ended December 31, 2001, these ten locations generated revenues of approximately $120,000. Each of these companies has signed a revenue sharing agreement with us. The revenue sharing agreement, and not the sale of our hardware, is the primary method in which we intend to contract with customers to generate revenue going forward. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Four other contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts in the fourth quarter of the fiscal year ending March 31, 2002. Five other contracting phone companies have started the installation and implementation phase.

         We are still at an early stage of implementing our business plan. It is subject to risks inherent in the establishment and deployment of technology with which consumers have limited experience. We believe our services are services that any consumer who uses a phone can utilize. For example, any cell phone user who wants to speak a name or use our dial number feature without punching buttons on his cell phone would be a user or a company who wants its employees accessed by the caller saying an employee name instead of asking the caller to punch in an extension or spell a name on the key pad. Our services are generic to cell phone users as well as land line users, children as well as the elderly. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, we believe the public will be more apt to accept and utilize voice-related features. In order for us to succeed, we must:

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


Results of Operations

         For the nine month period ended December 31, 2001, we recorded a net loss of $2,951,709, or $.18 per share, compared to a net loss of $2,838,276 or $.21 per share, for the nine month period ended December 31, 2000. For the three month period ended December 31, 2001, we recorded a net loss of $781,052, or $.05 per share, compared to a net loss of $1,031,824, or $.07 per share for the three month period ended December 31, 2000.

         Total Revenue

         Total revenue for the nine months period ended December 31, 2001, was $860,582 compared to $66,646 for the nine months period ended December 31, 2000. Of the revenue booked in the nine months period ended December 31, 2001, 74% was generated from revenue sharing agreements, 24% from network service fees and 1% from our "Emma the Perfect Receptionist" and "Smart Line" services. Of the revenue booked in the nine months period ended December 31, 2000, 74% was generated from sales of its VIP systems, 15% from service fees for our "Emma the Perfect Receptionist" and "Smart Line" services, and 11% from revenue sharing agreements. Total revenue for the three months period ended December 31, 2001 was $565,402 compared to $8,588 for the three months period ended December 31, 2000. Of the revenue booked in the three months period ended December 31, 2001, 63% was from revenue sharing agreements, 36% from network service fees and less than 1% from service fees for our "Emma the Perfect Receptionist" and "Smart Line" services. Of the revenue booked in the three months period ended December 31, 2000, 88% was from revenue sharing agreements and 12% from service fees for our "Emma the Perfect Receptionist" and "Smart Line" services.

         We anticipate that revenues from our revenue sharing agreements will grow gradually in the final quarter of our fiscal year 2002 as we continue to install VIP systems in the central switch offices of, or to network into our VOIP system, local telephone companies and cellular phone companies which have already signed revenue sharing agreements. We will continue to focus our marketing efforts on entering into revenue share agreements with local telephone companies and cellular phone companies and we do not anticipate substantial revenue going forward from the sale of master distributorships or direct licensing of the VIP systems such as was done in the KMC licensing agreement.


         Cost of Sales

         Cost of sales for the nine months period ended December 31, 2001 was $267,547 compared to $80,284 for the nine months period ended December 31, 2000. For the nine months period ended December 31, 2001, 56% of the costs were for network infrastructure such as collocations, connectivity, system access, depreciation, and long-distance and 44% of the costs were for market awareness programs; whereas, in the comparable period of the previous fiscal year 68% of the costs were for network infrastructure such as collocations, connectivity, system access, depreciation, and long-distance and 32% of the costs were for VIP system hardware purchased by KMC. Cost of sales for the three months period ended December 31, 2001 was $194,002 compared to $19,770 for the three months period ended December 31, 2000, with the costs being similarly distributed as the cost distribution for the nine months period ended December 31, 2001 and 2000, respectively.


         Selling, General and Administrative

         Selling, general and administrative expenses for the nine months period ended December 31, 2001 was $3,540,944 compared to $2,821,188 for the nine months period ended December 31, 2000. Selling, general and administrative expenses for the three months period ended December 31, 2001 was $1,150,502 compared to $1,019,492 for the three months period ended December 31, 2000. The difference in the periods ended December 31, 2001 and the same period in 2000 was primarily due to increased marketing efforts of our revenue sharing program to wireline and wireless carriers.

         We expect that selling, general and administrative expenses will continue to increase through fiscal 2002 and that such expenses will include costs related to increases in the number of employees and general overhead.


         Core Technology Enhancements Software Applications and Hardware

         The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the nine month periods ended December 31, 2001 and 2000, software development costs equal to $178,845 and $296,914, respectively, were capitalized. The amortization of capitalized software development costs for the periods ended December 31, 2001 and 2000 was $196,051 and $127,406, respectively.


         Income Taxes

         As of December 31, 2001, we had cumulative federal net operating losses of approximately $14.4 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control of the company as provided in Section 382 of the Internal Revenue Code of 1986, as amended.


Liquidity and Capital Resources

         Our cash and cash equivalents at December 31, 2001 were $2,347,418, an increase of $611,666 from $1,735,752 at March 31, 2001.

         On June 3, 1999, we entered into a software license agreement with KMC. Under the terms of the agreement, KMC paid us an initial license fee of $570,000. It has also paid us $391,000 for hardware for eight installations. The agreement provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations.

         To date we have installed one system. On September 25, 2000, KMC wrote us and asserted that since it had not accepted the initial installation within 90 days, it was refusing to accept the system and exercising its right to terminate the agreement with cause under the terms of the contract. KMC requested a refund of most monies paid relating to the initial market and a refund of all monies paid for other markets. We responded by informing KMC that under the terms of the agreement, KMC had already accepted the initial installation and, therefore, had no right to terminate the agreement with cause pursuant to the terms of the agreement. If a court were to determine that KMC had properly terminated the contract for cause, then KMC would be entitled to the refund of money paid under the agreement.

         On November 16, 2000, we filed a breach of contract suit against KMC. We continue to carry approximately $342,000 in deferred revenue related to sales of hardware to KMC and we will continue to carry such amounts as deferred revenue until the conclusion of and final judgment in the case. If we are required to refund such monies, it would result in a charge to revenue in the period that the refund is ascertained and could have a material adverse effect on our financial condition, particularly our liquidity.

         On March 1, 2001, KMC gave written notice to us that it was terminating its agreement with us effective on the anniversary date, June 3, 2001, without cause. Upon a termination without cause under the terms of the contract, neither party would be entitled to receive any money back. However, we will continue to carry the $342,000 related to sales of hardware to KMC as deferred revenue until final judgment is entered in this case.

         In the quarter ended December 31, 2001, we funded our short term working capital needs from the proceeds of an offering of common stock in April of 2001, revenue generated from our revenue sharing agreements and a services contract with VeriSign, Inc. On October 11, 2001, we entered into a Professional Services and Development Contract with VeriSign in which VeriSign agreed to pay us an aggregate contract amount of $500,000 for all of the deliverables to be delivered under that contract. Sixty percent (60%) of this amount was paid on the date the contract was executed, and the remaining amounts are to be paid upon our completion of milestones related to the deliverables. The revenue received from this contract improved our liquidity in the fiscal quarter ended December 31, 2001.

         We began recording revenues from our revenue sharing agreements in November of 2000. These revenues are approximately $100,000 per month, which is not yet sufficient to meet our monthly cash requirements. However, we expect these revenues to continue to rise to a level to meet such requirements by May of 2002.

         Our short term working capital needs in the last month of the quarter ended December 31, 2001, and since then have been funded by our sale of shares of our common stock and warrants to purchase shares of our common stock. On November 21, 2001, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we closed an offering of 2,420,000 units consisting of shares of our common stock and warrants to purchase shares of our common stock at $1.25 per unit providing us with net proceeds of $2,849,625 for working capital. We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

         Future Obligations

         We project our working capital needs to be $2,200,000 over the next six months for corporate overhead to continue to deploy our systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance continued growth for the next six months, after which time management projects a positive cash flow. Such projections have been based on (1) continued growth in revenues from our current customers and (2) new revenues from customers which are already under contract, but not yet generating revenues, which projected revenues are based upon

         o the revenue rates that we have experienced over the past six months with our currently installed customers, and

         o projected cash requirements to support installation, sales and marketing, and general overhead.

We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead if revenues do not grow as projected. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

         We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. If we need to raise additional capital before November 21, 2002, we may be required to issue additional shares of our common stock for no additional consideration to the stockholders who purchased their stock in the November 21, 2001 offering pursuant to the terms of the subscription agreement executed between us and such stockholders. Subject to our ability to fund the cost, we expect to hire or contract with approximately twenty five (25) additional persons during the twelve (12) months ending in December 2002, primarily to support our expanding marketing activities, software and hardware development, and system installations. At February 12, 2002, we employed thirty-three (33) full time employees.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments in the litigation styled in the name, Preferred Voice, Inc. v. KMC Telecom Holdings, Inc., Cause No. 00-09351, filed in Dallas County, Texas. With respect to the Proxhill Marketing Limited litigation, filed by Proxhill in Colorado against us in May of 2001, Proxhill sought injunctive relief and declaratory judgment claiming that our lawsuit against them, which was filed in Dallas County, Texas, should have been filed in the District Court of Arapaho County in Colorado. In November of 2001, we received a ruling in the Colorado state action that denied all injunctive relief sought by Proxhill and also denied our motion to dismiss the Colorado state action. The declaratory relief that Proxhill requested is still pending, therefore, the Colorado action is still pending. In order to preserve our rights in that case, we have filed a motion for leave to amend our pleadings to assert as counterclaims the fraud claims we have made against Proxhill in the Texas action. We are not involved in any other material legal proceedings.


Item 2.  Changes in Securities.

(a)      There have been no material changes in securities during the period.

(b) There have been no material changes in the class of securities or the rights of the holders of the registered securities.

(c)      Recent Sales of Unregistered Securities

On November 21, 2001, we issued 2,420,000 units consisting of one share of our common stock and one warrant to purchase one-half of a share of common stock at a purchase price of $1.25 per unit (the "Purchase Price") to thirteen (13) investors. The aggregate proceeds of the offering were $3,025,000.00. The warrants are exercisable at an exercise price of $1.50 per share and are exercisable for 5 years, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization of Preferred. The investors' accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor's subscription agreement (the "Subscription Agreement") for the units purchased in the offering and we filed a Form D with the SEC in those states where such filing was required. T.R. Winston and Company Incorporated received an aggregate of ten percent (10%) of $1,725,000 of the proceeds of the offering as a commission payable to them in cash for serving as placement agents on our behalf in this offering. The offer and sale of these securities was exempt from registration pursuant to Regulation D of the Securities Act. The Subscription Agreement and the warrant agreement used in connection with this offering granted certain registration rights to the purchasers in this offering. Pursuant to such registration rights, we have filed a registration statement on Form SB-2, as amended, which has been declared effective by the SEC, registering the resale of the shares of common stock issued on the placement and the shares to be issued in exercise of the warrants issued in the offering. The Subscription Agreement provides for a downward adjustment of the Purchase Price, subject to certain exceptions, if we sell, or agree to sell, our securities at a purchase price (or with a conversion or exercise price) less than the Purchase Price prior to November 21, 2002.


Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number               Description of Exhibits

10.1(1) Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1).


(1) Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.


(b)      Reports on Form 8-K

We filed a Current Report on Form 8-K on November 21, 2001 and an amended Current Report on Form 8-K/A on December 5, 2001 with the Securities and Exchange Commission reporting on our offering that closed on November 21, 2001 in which we issued 2,420,000 units, consisting of one share of common stock and one warrant to purchase one-half (1/2) of a share of common stock as an Item 5, Other Event. No financial statements were filed with these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PREFERRED VOICE, INC.



      February 14, 2002                    /s/ G. Ray Miller
---------------------------------         --------------------------------------
            Date                          G. Ray Miller
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors
                                          (Principal Executive Officer)




      February 14, 2002                   /s/ Mary G. Merritt
----------------------------------        --------------------------------------
                    Date                  Mary G. Merritt
                                          Secretary, Treasurer and Vice
                                          President of Finance
                                          (Principal Financial Officer)