Form 10KSB
period 2002-03-31
PREFERRED VOICE INC
filed 2002-06-27
CIK 946822

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894

                              PREFERRED VOICE, INC.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                      75-2440201
----------------------------------------       ---------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

6500 Greenville Avenue
Suite 570
Dallas, Texas                                               75206
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                  (Zip code)

                                  214-265-9580
                                ----------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class                               Name of Each Exchange
         -------------------                                on Which Registered
              NONE                                         ---------------------
                                                                    N/A

Securities registered under Section 12(g) of the Exchange Act:
  Common Stock, $0.001 par value
----------------------------------
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                  Yes     X           No
                      ----------         ----------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $1,474,465

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 21, 2002 was approximately $6,118,613. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 21, 2002, there were 18,407,493 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes           No    X
                                                  -------       --------

                              Preferred Voice, Inc.

                                                                                Page
                                                                                ----
PART I

    Item 1.  Description of Business ...........................................  1
    Item 2.  Description of Properties ......................................... 14
    Item 3.  Legal Proceedings ................................................. 14
    Item 4.  Submission of Matters to a Vote of Security Holders ............... 15

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters .......... 16
    Item 6.  Management's Discussion and Analysis or Plan of Operations ........ 21
    Item 7.  Financial Statements .............................................. 26

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act .......................... 27
    Item 10.  Executive Compensation ........................................... 29
    Item 11.  Security Ownership of Certain Beneficial Owners and Management ... 31
    Item 12.  Certain Relationships and Related Transactions ................... 33
    Item 13.  Exhibits, List and Reports on Form 8-K ........................... 34

SIGNATURES ..................................................................... 36

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

The Market and Market Strategy

     Local Telephone Companies

     Local telephone companies comprise the largest market of telecommunications providers. The Federal Communications Commission ("FCC") reported in May of 2002 in its report on "Local Telephone Competition" that by the end of 200 there were at least 1,300 such telephone companies providing over 174 million of the approximately 191.8 million end-user service lines nationwide (carriers with under 10,000 lines in a state were not required to report to the FCC). Local telephone companies already have an existing subscriber base, and we believe that many desire to add enhanced service options to increase revenue and deter potential competition. The FCC reported in its "Statistics of Communications Common Carrier" report for year ended December 31, 2000 that in 2000 alone, local telephone common carriers spent over $15 billion on upgrading to digital central office switches. These switches enable carriers to provide their subscribers the latest enhanced services. We believe many local telephone companies have already begun to utilize outboard platforms for certain call processing services, such as pre-paid calling cards, as well as voice mail; however, we believe that the convenience of our VIP system will draw many local telephone companies to use our collocated systems.

     Cell Phone Companies

     Cell phone companies had an estimated 118.4 million subscribers nationwide at the end of June 2001. We believe that the number of wireless subscribers will increase to 168 million subscribers by the end of 2003. The FCC has licensed spectrum for up to eight operators per market in each of the 734 FCC designated cellular markets in the United States, Puerto Rico, Virgin Islands, Guam and other Territories and U.S. possessions. We believe cell phone companies need to capitalize on this growth and that they want to differentiate themselves from each other to be competitive. Therefore, many are beginning to offer their subscribers enhanced services, including voice messaging and voice activated services.

     Competitive Local Telephone Companies

     As of June 2001, there were approximately 349 facilities based competitive local telephone companies nationwide, providing approximately 17.3 million end-user service lines nationwide. We believe that competitive local telephone companies will secure more than 17% of the $l60 billion local exchange market by 2004. We, therefore, believe that the competitive local telephone market will provide a significant marketing opportunity over the next two years.

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

     Many state governments have also proposed legislation regarding the use of cellular phones while driving, The National Conference of State Legislatures has reported that bills similar to the one passed by the New York legislature have been proposed by state legislators in at least 39 states. At least a dozen municipalities have passed laws requiring use of a hands-free cell phone while driving or banning hand-held cell phone use. Legislation of this sort, if continued to be enacted, would require cellular telephone companies to provide hands-free enhanced services so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. We believe that our voice activated dialing, along with the hands-free speaker phones and headsets already available in the market, will provide cell phone companies with a means of complying with the proposed legislation and make those cell telephone companies that choose to make our product and services available to their customers leaders in the industry.

     Our initial marketing efforts are focused on telecommunications providers, primarily cell phone companies and local telephone companies with subscriber bases of 10,000 and above, with a greater marketing effort to be made to competitive local exchange carriers, or competitive local telephone companies, in the near future. The cell phone market has grown from 69 million subscribers in 1998 to 118.4 million subscribers in June of 2001 and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population. These companies are already offering some enhanced services to their subscribers, such as voice mail, call forwarding, call waiting and caller identification systems. In order to remain competitive, however, local telephone companies, competitive local telephone companies and cell phone companies need to provide their subscribers more enhanced services. We believe that our VIP system, with its enhanced speech recognition services, provides a solution to satisfy this need.

     Our Market Strategy

     We utilize direct mail, telemarketing, and personal sales calls to contact and market our VIP system and services to phone companies in the markets we have targeted. We initially begin our efforts with a direct mail piece that introduces our system and services and specifically addresses questions we believe the various decision makers within an organization might have from network integration to financial considerations. We then follow up with telemarketing and personal sales calls. We utilize trade shows as a means to present our product and to network with our potential customers--cell phone companies, local telephone companies and competitive local telephone companies.

     The principal elements of our strategy to achieve a leading position in the speech recognition telecommunications enhanced services market are as follows:

     . Target whole subscriber bases. We believe that if the consumer will try our speech services, they will like them and utilize them. We are now introducing an "opt out" program to the wireless phone companies who contract with us. It allows them to provide voice dialing services to their entire subscriber base at a reduced revenue share arrangement. All subscribers of a contracting cell phone company that elects our "opt out" program are provided the service and are billed for such service unless the subscriber "opts out" after a trial period. See "Description of Business--Opt-Out Contract."

          This allows the subscriber to test the services without affirmatively subscribing for the speech services we are offering through their cell phone company.

     . Continue to enhance our phone company customer relationships. We consider our relationships with our phone company customers to be strategic. Our long-term revenue sharing agreements allow us to plan a joint, strategic deployment of services to a contracting phone company's subscribers. Once a market becomes familiar with basic voice dialing services, we intend to introduce other voice services.

     . Develop strategic alliances. We are working to establish strategic relationships with other companies around the nation to broaden our speech services and provide our customers with additional speech services that we do not currently provide. Deployment of services through VOIP network has allowed us to centralize operations and provide services to numerous phone companies from one location eliminating the need for our equipment to be collocated at each phone company's site.

     . Technological enhancements. We believe that we provide high quality, reliable speech recognition services to consumers through phone companies. We intend to continue to develop services that we believe will enhance the services we are already providing or for which we believe there is a viable market.

     Primary Markets

     Cell Phone Companies. Of the approximately 722 cellular telephone markets in the United States, there are 416 rural service areas and 306 metropolitan service areas that have multiple cell phone companies serving the same markets. The local telephone companies and cell phone companies are the two primary markets in which we have focused our marketing efforts, offering these phone companies a revenue sharing opportunity. We focus on these markets because the phone companies in these markets have an existing subscriber base. We believe that many cell phone companies want to offer the benefits of speech recognition services to their subscribers in order to maintain their subscriber base, but the cell phone companies often find such services to be cost prohibitive. We will provide and install our VIP system without charge. Our VIP system platform is designed to work in a cell phone company's central office collocated alongside its central office switch or can be remotely connected through voice over internet protocol (VOIP). Unlike many other enhanced service companies' boxes, our VIP system is connected to the switch via industry standard, high-volume circuits, each of which is capable of carrying twenty-four (24) simultaneous calls.

     The ease of installation and the fact that we do not charge for the box or installation, make our system a cost effective option for smaller cell phone companies. However, we have entered into a revenue sharing arrangement with different cell phone companies based upon the revenue generated through sales of the enhanced services to recoup our costs and generate profits. Generally, we contract to receive seventy percent (70%) of the first $215,000 of revenue generated by sale of our services to end users and decrease the revenue share down to thirty percent (30%) once we have recovered $250,000 from the contract. Most of our contracts require that the phone companies generate at least $2,000 per month per system for us, based upon varied revenue sharing arrangements, or pay the difference if that amount is not reached otherwise we have the right to terminate the contract.

     The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the VIP system's enhanced services. However, our VIP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company's sales force and customer service staff. As of June 21, 2002, we had entered into revenue sharing arrangements with twenty-eight (28) cell phone companies, thirteen of which are providing voice services to their subscribers and generating revenues for the cell phone companies and us.

     Local telephone companies. We believe that our revenue sharing market strategy is the most economically viable method for many local telephone companies to provide speech recognition enhanced services to their subscribers. We have focused our marketing efforts on local telephone companies with less than 100,000 access lines. We intend to market to larger telephone companies after we establish a strong market presence in the medium and smaller telephone company market. As with the cell phone companies, we offer local telephone companies the VIP system and installation without charge. We recoup our costs in the revenue sharing arrangements we have negotiated with them. These arrangements are based on the same percentages used with the cell phone companies with whom we contract. Local telephone companies, like cell phone companies, are responsible for billing and collecting, and like the cell phone companies they also receive our assistance in marketing the VIP system's enhanced services. We have already entered into revenue sharing arrangements with eighteen (18) local telephone companies, two of which are providing voice services to their subscribers and paying us either a percentage of the charges they receive for the various services we provide or a minimum amount for each of its subscribers to our services.

     At the end of the last fiscal year, we relied upon thirteen providers' subscribers for the revenue we have generated through the revenue sharing agreements. As of May 31, 2002, approximately 114,000 of the contracting phone companies' subscribers have subscribed or are currently "opting-in" to our speech services from fifteen different phone companies, 11,200 of which affirmatively subscribed to our services and 102,800 of which were automatically subscribed to our services by their carrier and they will subsequently have the option to "opt-out" of the service. By the fiscal quarter ending September 30, 2002, we expect to have four more phone company customers fully implemented and beginning to generate revenue for the phone company and us. As we continue to expand our business, we will not rely as much on these initial revenue share arrangements.

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

     Our marketing agreements have provisions to remain in effect for up to ten years. Most of our agreements are for an initial five year term which automatically renews unless cancelled by either party on 60 days' notice prior to the anniversary date of the agreement after the initial term. In our marketing agreement, we agree to install our VIP system at the switch location and we commence testing following installation. If we are unable to cure any material deficiency of the system within thirty (30) days from the date the testing commenced, then either we or the contracting phone company may terminate the contract on thirty (30) days' written notice. However, if our tests do not reveal any material deficiencies, then we submit the system to the contracting phone company for testing for a period of thirty (30) days. If the contracting phone company finds any problems in its testing, it must provide us with notice of the problems by the end of the thirty (30) day testing period or an acceptance certificate for the VIP system. If neither notice of problems nor an acceptance certificate is provided to us by the end of the phone company's thirty (30) day testing period, then the contracting phone company is deemed to have accepted the VIP system.

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

     Opt-Out Contract. We have instituted a new contract arrangement for cell phone companies. We have either signed an addendum to our standard cell phone company contracts that were already in place or we have executed new contracts with new cell phone companies to provide an "opt-out" service. In these new or amended contracts, the phone companies have agreed to put their entire subscriber base onto the VIP system's voice activated dialing service. After receiving the service, any of the company's subscribers may elect not to continue the service, effectively "opting out" of the voice activated dialing service program. However, for those subscribers that do not "opt-out," the contracting cell phone company will typically pay us fifty percent (50%) of all revenue generated from such subscribers for all services to which the cell phone company's subscriber base has subscribed, but the company must typically pay us the greater of $1.00 per subscriber per month for the Safety Talk (Safety Dialing) service or fifty percent (50%) of the revenue generated from the Safety Talk service, as part of the revenue share arrangement for the service. The fifty percent (50%) revenue share split differs from the standard agreement in which the split ranges from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale of our voice services to their subscribers. Under both the standard contract and the opt-out contracts, the cell phone company pays us either a percentage of the revenues received from the phone company's subscribers for the services we offer in that area or a minimum amount for each of its subscribers subscribing to our services.

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

     We have signed a collocation agreement with XO Communications, Inc. to place VIP system platforms in its central office switch locations in the Dallas and Miami areas. Under our agreement with XO, we are granted a license to install, operate and maintain our VIP system in XO's switching center and in exchange we pay an initial fee and, then, monthly fees for such collocation. We have placed boxes in the Dallas area to service our own direct subscribers and in Miami to service one of our master distributors.

     In conjunction with the collocation agreement, we have signed Master Distributor Agreements with several companies to market our services directly to the end user, in six large metropolitan areas. The companies and the markets they cover are the following:

     .    Talk to Me Communications in Miami, Florida;
     .    Voice Retrieval, Inc. in Dallas, Texas;
     . Amerivoice Telecommunications, Inc. in Milwaukee, Wisconsin and Chicago, Illinois;
     .    In Touch Solutions, L.L.C. in Myrtle Beach, South Carolina;
     .    Voicenet New Media, Inc. in Boston, Massachusetts; and
     .    Nomis Communications, Inc. in Houston, Texas.

     Talk to Me Communications has been selling services since March of 2002, but we have not yet installed our VIP systems for other distributor areas. The form of master distributor agreement that has been signed by all participating master distributors allows the distributor to market and sell our system services directly to the end user and through other distributors whom the master distributor is to identify and contact. We provide the master distributor marketing materials and collateral support. We may authorize other distributors in the master distributor's market area, but we agree to direct those distributors to work with the master distributor, who pays a fee to acquire the right to sell our VIP system services in a specific market. We provide the master distributor with commissions for accounts acquired based upon the revenues billed and collected for such accounts. These agreements typically had an initial term of three years. During 1999, we experienced various difficulties creating a billing system which would allow us to bill the accounts that the master distributors acquired. In February of 2000, the billing issues were resolved, but we have not been able to contract services from a competitive local telephone company in most of the master distributors' markets which would allow us to provide local service to most of these master distributors' subscribers. Because of these setbacks, our Board of Directors approved a form of contract to extend the term of these agreements at no additional fee to the distributors and we are now investigating alternatives so that we can provide our services in these areas through multiple phone companies.

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

     Each carrier customer must also have release link capabilities in their switch. Of the predominant switch manufacturers, only Lucent and Nortel have release link capabilities in certain switches and frequently it is an upgrade that the carrier has not purchased which can run from $20,000 to $100,000 per switch. In order to address this issue, we have developed a peripheral system access module (SAM) that provides real time switching, release link technology functionality, network access, call management and call control with upper level intelligence and application control being provided by the VIP.

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

     Information Gateway. The Information Gateway is a voice automated 411 platform where directory assistance, web content, voicemail, and email services can be accessed. Carrier customers wanting to access the platform would dial "1411" or "411" as the case may be and then choose which service they wished to access.

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

     Business Connect/Electronic Talking Phone Book. This service allows a phone company to load its entire database of business and residential subscribers into the system. Any person making a call in a participating phone company's area is able to press 411 or dial a local access number and speak the city and name of the business or person listed. Like the current live directory assistance systems, the automated system provides the caller with the number and gives them the option to be connected. This application may be used as a substitute for a local telephone, competitive local telephone or cell phone company's current 411 service and provides local telephone companies, competitive local telephone companies and cell phone companies with a method for reducing their costs for directory service operators. As with the 41l service, the local telephone, competitive local telephone and cell phone companies may also use the service to increase revenue by charging a nominal fee for the connection of a call. In the Electronic Talking Phone Book, the local telephone, competitive local telephone and cell phone companies may also enter a list of the businesses in the Yellow Pages of the phone book. If such a service is offered, a subscriber could ask for a list of a type of business, such as airlines, and EMMA would read back the appropriate names. As with the 411 service, the VIP system could then complete the call for the subscriber for an additional charge.

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

     Network Services. We have signed a contract with a web hosting provider to provide our current services and new services across their VOIP network. We have placed our VIP system in the provider's data center and it is connected by routers to their telephone network, allowing us to provide a centralized exchange for speech recognition services. Because we are able to use that network, we are able to offer not only our own speech recognition services, but also a speech recognition portal through which voice portal providers, wireless application providers and other enhanced service providers can develop, manage and deliver their services to both wireless and wireline carriers and those carriers' subscribers. Our software is compatible in all major telecommunications switch and network environments, including SS7, ISDN and IS41 protocols.

     We believe that our network services will provide us with new sources of revenue and an attractive addition to our current menu of services. We have developed several programs that allow the third party service provider to connect with a potential subscriber base that allows those providers to take advantage of the network's economies of scale and ease of deployment to both carriers and providers. As more carriers move away from collocating equipment in their own switch rooms, our centralized network service platform will be a marketable alternative.

     To facilitate the integration of services offered over the network with a carrier's existing infrastructure, we have developed several call management and subscriber maintenance programs. Our call management programs provide for the collection, analysis and reporting of call data by service offering. This data can be used to provide the carrier and service provider with information regarding empirical user trends, network usage and service functionality, all of which are necessary to the parties' technical and marketing analysis of the network services. During the fiscal year we secured service agreements with VeriSign, Inc., Hop-On Communications and InternetSpeech.

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

     Some of our competitors are Sprint Corporation, BeVocal, TellMe, Comverse Technology, Wildfire Communications, Inc. ("Wildfire"), General Magic, Inc. ("General Magic"), and Webley Systems, Inc. ("Webley"). Currently, Sprint Corporation provides its customers with a voice dialing service it calls "Voice Command". The offering allows name and number voice dialing only on the Sprint PCS network. BeVocal provides voice dialing to carriers such as Qwest Communications, while TellMe provides voice services to AT&T. The Tel@go product under development by Comverse Technology includes voice dialing as well as other voice-directed services. The Comverse concept to deliver speech driven services is subordinate to the ultimate goal to deploy Comverse voicemail systems. Consequently, the service is not directed at phone companies with existing voicemail systems.

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

     Employees

     As of June 21, 2002, we had 20 employees, 19 of whom are full time employees.


     Patents, Trademarks and Copyright

     The Preferred Voice name and logo, the VIP system, the SAM peripheral and the names of products and services we offer are trademarks, registered trademarks, service marks or registered service marks that we own. We rely on a combination of trade secret, copyright and non-disclosure/ confidentiality agreements to protect our proprietary rights in our software and technology. There can be no assurance that such measures are or will be adequate to protect our proprietary technology. Furthermore, there can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

     We have received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Preferred Voice, Secure Card and Use Your Voice. We have applied for patents on our Voice Integrated Platform and Method of Operation Thereof, Voice Integrated Platform and Method of Operation Thereof with Release Links and Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End. We have applied for trademarks related to our services: Safety Talk, Safety *Talk, Voice Accessed Content and ** Talk. We have not yet received confirmation of registration of such patents and trademarks.

     Core Technology and System Enhancement

     We have spent the last three years developing and enhancing our proprietary software in conjunction with testing the Philips Speech Processing software to create the system. We estimate that we have spent approximately $690,000 during the last two fiscal years in direct core technology enhancement and development activities and approximately $2,400,000 in indirect costs, which costs include general overhead during the time that our VIP system was in development. We have developed a high-density data processing VIP system, to enable a greater number of subscribers and volume of calls per system. This new model is currently in its test phase. The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services. We currently have seven employees in our software/hardware development and deployment department.

     Certain Risk Factors

     Risks Related to Our Business

     Limited revenue history.

     Because our commercial offerings of applications through the VIP system are at an early stage, we are not currently deriving substantial revenue from the services that we intend to provide going forward. We began actively marketing the VIP system at the end of 1998. Accordingly, we have a limited operating history upon which you can base an evaluation of us and our current prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets, such as the voice recognition market. Some of the risks, expenses and difficulties we face are the following:

     . reliance on the few phone companies with which we have deployed our services;

     . creating recognition and more widespread acceptance of voice recognition services;

     . significant capital outlays related to installment and deployment of the VIP system and services prior to recognition of any revenue;

     .    reliance on significant equity investment to continue operations; and

     . need to retain key management and software development in a competitive labor market.

     Our inability to address these risks, expenses and difficulties could harm our business.

     Our limited funding may restrict our operations and our ability to implement our new strategy, and the availability of additional resources is uncertain.

     Our business model requires us to devote significant financial resources to the continued enhancement and maintenance of our VIP system and related services and applications. If we are not able to successfully manage our existing resources or to secure additional funding and other resources in a timely manner, our ability to successfully provide these services and applications and to generate sufficient revenues will be restricted.

     We must conserve cash because we have generated minimal revenues to date. We cannot guarantee that, in the future, we will be able to raise sufficient money through sales of debt or equity. The unavailability or timing of significant revenues and financing could prevent or delay the continued provision of our services and applications and may require us to curtail our operations.

     Our ability to grow our business will be harmed if we cannot retain our current key personnel.

     Our ability to continue to compete in the voice recognition services market and grow our business is dependent in large part on a number of key senior management, software development and sales and marketing employees. We currently have only one written employment agreement for a specified term with William Schereck, our President and Chief Operating Officer, however, we do not have such agreements with any of our other executive officers, key technical or managerial personnel. See "Executive Compensation--Employment Agreements." The loss of any of our key employees' services could have a negative effect on our ability to grow and achieve profitability.

     Our ability to generate revenue could be negatively affected if we, and those who contract with us, are unable to create a large enough market for the services we offer through our VIP system to justify the expenditures we need to make to implement and continue to enhance such services.

     Our business model depends on our ability to derive revenue from our revenue sharing contracts which allows contracting phone companies to sell the applications of our VIP system platforms to their subscribers. As a result, our future financial performance will depend in large part on the continued market acceptance of our voice-recognition applications, our ability to market additional applications of our VIP system software and our ability to adapt and modify the VIP system to meet the evolving needs of phone companies who use our system. Revenues from our VIP system services depend in part on the generation of significant numbers of subscribers. It is uncertain whether we or the phone companies with whom we contract will be able to develop and maintain at reasonable cost a significant subscriber base for our services and applications. Competition and the future effects of product enhancements makes the life cycle of our products and services difficult to estimate, including developments in the hardware and software environments in which the voice-recognition applications operate. The failure of our applications to gain widespread acceptance, whether as a result of competition, technological change or otherwise, could have a material adverse effect on our ability to generate revenue and our business could be harmed.

     If we fail to continue to attract and retain strategic relationships with phone companies who provide the medium through which we market our services and service subscribers, we may be unable to sell our services and generate revenues, and our business could be harmed.

     We will continue to distribute our services through phone companies. The effectiveness of generating subscriber sales from strategic relationships with phone companies is dependent on the marketing and sales efforts of those phone companies with whom we contract, and their dedication of resources to providing new innovative voice recognition products to their subscribers.

     In addition, we cannot assure you that we will be able to effectively manage potential conflicts in our strategic relationships, that economic conditions or industry demand will not adversely affect the phone companies with whom we contract or that such phone companies will not devote greater resources to market and support the services of other companies not utilizing voice recognition. Our future performance also will depend in part on our ability to attract additional phone companies that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products or services. We also rely on phone companies to provide their subscribers who utilize our services customer support for our services. If those phone companies fail to provide adequate customer support, their subscribers who subscribe to our services could cease using our services and applications, which could harm our customer goodwill, adversely affect our ability to sell our services, and, therefore, impair our ability to generate revenue.

     We rely on our intellectual property rights to our proprietary technology, however, protection of our intellectual property rights is uncertain and could be costly.

     Our success depends to a large extent upon our proprietary technology. We regard our software applications as proprietary and rely primarily on a combination of contract, copyright, trademark and trade secret law to protect our proprietary rights. We have no patents on our products currently in commercial use, and we have not yet registered any of the marks related to our applications, although we are in the process of applying for patents and registering trademarks on several of our products and service applications. The source code for our proprietary applications is protected by trade secret and copyright laws. It is our policy to enter into confidentiality agreements with our employees to protect our software, documentation and other written materials under trade secret and copyright laws.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use our products or technology, to obtain and use information that we regard as proprietary or to independently develop similar or superior products or technology. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, we expect that software piracy will be a persistent problem. In addition, we may make our source code or products available to our strategic partners, which may increase the likelihood that our products are misappropriated or misused. We have applied for patents on our Voice Integrated Platform and Method of Operation Thereof and Voice Integrated Platform and Method of Operation Thereof with Release Links. We have also applied for trademarks for Class 9-Preferred Voice, Class 38-Preferred Voice, Safety Talk, Safety*Talk, BusinessConnect and ** Talk.

     We may expend significant resources to defend against claims of infringement by third parties and if we are not successful, we could lose rights to our technology and be required to enter into costly license or royalty agreements.

     We are not aware that any of our products, trademarks or other proprietary rights infringe the proprietary rights of others. However, we cannot assure you that a third party will not assert infringement claims against us in connection with our current or future products. As the number of software products increases and the functions of these products overlaps, we expect that software developers may increasingly become subject to infringement claims. Any infringement claim, with or without merit, may be time consuming and expensive to defend, cause product and service delays or require us to enter into royalty or licensing agreements that may not be acceptable to us.

     Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results and our stock price may fluctuate.

     The sales cycles for the closing of one of our revenue sharing agreements is generally three to six months but may be shorter or longer depending on the size and complexity of the phone company customer and such customer's telecommunications network. We may spend significant time educating and providing information to prospective phone company customers regarding the use and benefits of our services. During this education period, we may expend substantial sales, marketing and management resources.

     After we sign a revenue sharing agreement with a contracting phone company, it may take substantial time and resources to deploy and integrate our software and hardware into contracting telephone companies' existing systems. Our current average time from signing of a contract to deployment is averaging approximately five months. Our agreement specifies acceptance criteria, and we will not be able to recognize service revenue until each installation is accepted and services are provided and billed to the phone company's subscribers. In the case of carriers who have signed our "opt-out" contracts, those carriers do not charge subscribers for the first month of service in order to provide the subscribers with the opportunity to opt out of the Safety Dialing service. Therefore, we will not recognize any revenue from the first month of service we provide under the "opt-out" contracts. See "Business--Opt-Out Contract." We also have in the past and may in the future experience other unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles makes it difficult to predict the quarter in which revenue recognition may occur and may cause service revenue and operating results to vary significantly from period to period. These facts could cause our stock price to be volatile or to decline.

     Our Marketing Agreements allow participating local telephone companies and cell phone companies to reject the VIP system after installation and testing is completed and are generally terminable after five years.

     Our Marketing Agreements allow participating local telephone companies and cell phone companies to reject the VIP system after installation and testing is completed if they provide us with written notice of problems revealed to the phone company in its testing period. These agreements also allow either us or the participating phone companies to terminate the contract on thirty (30) days' written notice if we are unable to cure any material deficiency of the VIP system within thirty (30) days of when we commence testing. If a number of the local telephone companies and cell phone companies with whom we have contracted choose to reject the VIP system, our business, financial conditions and results of operations could be materially and adversely affected. In addition, our marketing agreements are generally terminable on sixty (60) days notice after three (3) to five (5) years. If a number of local telephone companies and cell phone companies choose to terminate the agreements at that time, our revenues would substantially decline and results of operations could be substantially harmed.

     We are currently involved in litigation related to a one-time sale of our VIP system, which if decided adversely to our interests could have a material adverse effect on our financial condition.

     In 1999, we entered into an agreement with KMC Telecom Holdings, Inc. to sell them VIP system platforms and license them the technology included in the VIP system in thirty nine (39) markets. This agreement created a significant fluctuation in our revenue for the quarter ended June 30, 1999 when the revenue associated with the market licensing fee was recognized and for the quarters ended September 30, 1999 and December 31, 1999 when KMC purchased testing systems and services. KMC has asserted that it has not accepted the initial VIP system we installed under the terms of our contract with them, and KMC has requested a refund of most of the $961,000 they paid to us for a licensing fee and eight installations. If we are required to refund that money, it could result in a substantial charge to our revenues in the period in which the refund is made and could have a material adverse effect on our financial condition. See "Business--Legal Proceedings."

     Risks Related to Our Industry

         The market for our services may not continue to develop, which would substantially impede our ability to generate revenues.

     Our future financial performance depends in large part on growth in demand for our voice recognition services and applications. If the market for voice recognition services and applications does not develop or if we are unable to capture a significant portion of that market either directly or through the phone companies with whom we contract, our revenues and our results of operations will be adversely affected.

     The market for voice recognition services is still evolving. Negative consumer perceptions regarding reliability, cost, ease-of-use and quality of speech-based products affects consumer demand and may impact the growth of the prospective phone company market. In order to achieve commercial acceptance, we will have to continue to educate prospective phone company customers about the uses and benefits of speech-activated services in general and our VIP system and applications in particular. As a result, we cannot guarantee that the market for voice recognition services and applications will grow or that consumers will accept any of the services or applications provided through our VIP system platform.

     If we are unable to respond to rapid changes in technology, our systems could become obsolete and we could lose revenue.

     The telecommunications services market is characterized by rapid technological change, changing consumer needs, frequent new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render our voice recognition services and applications obsolete and unmarketable.

     Our success will depend upon our ability to timely develop and introduce new products, services and applications, as well as enhancements to our existing product, services and applications, to keep pace with technological developments and emerging industry standards and address the changing needs of those phone companies to whom we are providing our services and applications and their subscribers. We may not be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, services and applications. In addition, our new products, services and applications may not adequately meet the requirements of the marketplace or achieve market acceptance.

     Our phone company customers are subject to a regulatory environment and to industry standards that may change in a manner adverse to our interests.

     Our phone company customers are subject to a number of government regulations and industry standards. Our products, services and applications must comply with these regulations and standards. Changes to these standards may require us to make periodic changes to our products and services. In addition, we have based our assumptions as to the probability of acceptance of our services and the potential market for our services on the assumption that state and federal legislation related to disabled persons' use of speech recognition applications and the regulation by state and federal authorities of cellular telephone use while driving will drive demand. If such legislative action is not taken by regulatory authorities, it could have an adverse effect on our marketing efforts or even require us to expend significant amounts of capital on developing modifications of our existing products and services or new products and services.

                        Item 2: Description of Properties

     Our executive offices are located in Dallas, Texas. We lease 9,678 square feet of space in a facility as a tenant. The term of the lease is through December 31, 2005 and the rent is presently $15,141 per month through December 31, 2002, after which point it will be increased each year thereafter.

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

     In May of 2001, Proxhill filed a lawsuit against us seeking injunctive relief and declaratory judgment claiming that our lawsuit against them should have been filed in the State of Colorado courts, Arapaho County, Englewood, Colorado. In November of 2001, we received a ruling in the Colorado state action denying all injunctive and declaratory relief sought by Preferred and we have also filed a motion to dismiss the action in Colorado on the basis that we filed claims first in the state of Texas and that case will settle all issues which are part of the action filed in Colorado. In February of 2002, we filed a counterclaim in the Colorado action for breach of contract and an additional counter claim for unjust enrichment.

           Item 4: Submission of Matters to a Vote of Security Holders

     There have been no matters submitted for vote to the security holders, through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

                                     PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

     The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending March 31, 2002 and March 31, 2001. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

                          OTC ELECTRONIC BULLETIN BOARD
                                    BID PRICE

Fiscal 2001                         HIGH                         LOW
1st Quarter                         $5.50                        $2.00
2nd Quarter                         $4.66                        $2.03
3rd Quarter                         $3.50                        $0.75
4th Quarter                         $2.843                       $0.875

Fiscal 2002

1st Quarter                         $3.40                        $1.75
2nd Quarter                         $2.90                        $0.90
3rd Quarter                         $2.90                        $0.98
4th Quarter                         $2.12                        $1.01

     On June 20, 2002, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.50.

     As of June 20, 2002, there were approximately 2,400 holders of record of the Common Stock.

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

     On February 11, 1998, C. H. Fallon received a warrant to purchase 20,000 shares of our common stock at an exercise price of $1.25 per share on or before February 11, 2001 in conjunction with signing a master distributor agreement. On January 4, 2001, the warrant was extended to January 5, 2003.

     On February 11, 1998, Capital Growth Fund, Ltd. received a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.25 per share on or before February 11, 2001 in conjunction with a lease financing arrangement. On January 23, 2001, our board of directors resolved to extend the term of exercise of the warrants to end ten days after the effective date of the prospectus filed with a registration statement filed on Form SB-2 and declared effective on August 23, 2001. On March 27, 2001, our board of directors resolved to further extend the term of exercise of the warrant to February 11, 2004, for their participation in our March 2001 offering.

     On April 23, 1998, we issued two new warrants--a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share on or before November 12, 1999 to Bisbro Investments, Ltd. and a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share on or before November 12, 1999 to Invest, Inc. On October 5, 1999, Bisbro exercised a portion of its warrant to purchase 200,000 shares of our common stock with respect to 22,297 of the warrant shares and a new warrant was issued for 177,703 shares of common stock. Also on October 5, 1999, both Bisbro's and Invest's warrants were extended to November 12, 2000 and repriced from $1.00 to $1.25. The previous warrants were granted in connection with a Regulation S offering we conducted in 1995. On January 23, 2001, our board of directors resolved to extend the term of exercise of the warrants to end ten days after the effective date of the prospectus filed with a registration statement filed on Form SB-2 and declared effective on August 23, 2001. On March 27, 2001, our board of directors resolved to further extend the term of exercise of these warrants to October 5, 2003 for their participation in our March 2001 offering.

     On August 3, 1998, Capital agreed to lend $83,000 to us. In return, we issued Capital a promissory note in the amount of $83,000 bearing interest at a rate of 10% per annum due on August 3, 1999. On August 14, 1998, Capital agreed to lend $10,000 to us. In return, we issued Capital a promissory note in the amount of $10,000 bearing interest at a rate of 10% per annum due on August 14, 1999. Both of those notes were converted into shares of our common stock at a conversion price of $0.50 per share for a total of 186,000 shares on June 18, 1999.

     On September 3, 1998, we issued Eugene Starr a warrant to purchase 5,000 shares of common stock at an exercise price of $3.00 per share on or before September 3, 2000. This warrant was exercised on July 13, 2000.

     On September 3, 1998, Lawrence E. Steinberg agreed to loan us $100,000. In return, we issued Mr. Steinberg two promissory notes and a warrant to purchase 100,000 shares of common stock at a price of $1.00 per share on or before October 16, 2001. The notes that were due on September 3, 1999 and October 16, 1999 were repaid on December 30, 1999, and the warrant was exercised on October 16, 2001.

     On September 30, 1998, Bisbro and Universal agreed to lend us up to $100,000 in exchange for various promissory notes totaling $100,000 bearing interest at a rate of 10% per annum and warrants to purchase up to 100,000 shares. The following transactions were in conjunction with that agreement:

     . On September 30, 1998, at the request of Bisbro, we issued each of JMG Capital Partners and Triton Capital Investments, Ltd. a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share on or before September 30, 2001. These warrants were exercised on June 8, 2001.

     . On October 1, 1998, Bisbro loaned $20,000 to us. In return, we issued Bisbro a promissory note in the amount of $20,000 due on October 1, 1999. This note was converted into shares of our common stock at a conversion price of $0.50 per share for 40,000 shares on June 18, 1999.

     . On October 1, 1998, Universal loaned $20,000 to us. In return, we issued Universal a promissory note in the amount of $20,000 due on October 1, 1999. This note was converted into shares of our common stock at a conversion price of $0.50 per share for 40,000 shares on June 18, 1999.

     . On November 1, 1998, we issued J. Steven Emerson a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share on or before November 1, 2001 at the request of Bisbro. The warrant was exercised on March 28, 2001.

     . On November 10, 1998, Bisbro loaned $30,000 to us. In return, we issued Bisbro a promissory note in the amount of $30,000 due on November 10, 1999. This note was converted into shares of our common stock at a conversion price of $0.50 per share for 60,000 shares on June 18, 1999.

     . On January 5, 1999, Bisbro loaned $10,000 to us. In return, we issued Bisbro a promissory note in the amount of $10,000 due on January 5, 2000. This note was converted into shares of our common stock at a conversion price of $0.50 per share for 20,000 shares on June 18, 1999.

     On October 2, 1995, we issued a warrant to Badar Al-Rezaihan to purchase 20,000 shares of our common stock at an exercise price of $0.20 per share with an expiration date of October 1, 1998. We extended the warrant to October 1, 1999 before which time Mr. Al-Rezaihan exercised his warrant to purchase 20,000 shares and the shares were issued in the name of Bisbro. Mr. Al-Rezaihan received the warrant in consideration of his assistance to us in creating and maintaining international market contacts to provide us with capital investment.

     On November 25, 1998, Universal agreed to loan $20,000 to us. In return, we issued Universal a promissory note in the amount of $20,000 bearing interest at a rate of 10% per annum due on November 25, 1999. This note was converted into shares of our common stock at a conversion price of $0.50 per share for 40,000 shares on June 18, 1999.

     On December 30, 1998, we issued In Touch Solutions, L.L.C. Answering Services, Inc., Amerivoice Telecommunications, Inc., Voicenet New Media, Inc., Best Voice, Inc. and Nomis Communications, Inc., all companies who contracted with us to become our master distributors, warrants to purchase an aggregate of 170,000 shares of our common stock at an exercise price of $1.00 per share on or before December 30, 2000. On January 23, 2001, our board of directors resolved to extend the exercise of these warrants to December 30, 2002. Voicenet New Media's warrant has been assigned to Sean O'Donovan.

     On February 10, 1999, we issued Edwin G. Bowles a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share on or before February 10, 2001 for Mr. Bowles' past work for us in creating the billing system we use with phone companies. On May 10, 2000, Mr. Bowles exercised 15,196 of his warrants and his right to the additional shares subject to the warrant expired under the terms of the warrant agreement.

     On March 30, 1999, G. Tyler Runnels agreed to lend $43,000 to us. In return, we issued Mr. Runnels a promissory note in the amount of $43,000 bearing interest at a rate of 12% per annum due on March 30, 2000 and we issued him a warrant to purchase 43,000 shares of our common stock at an exercise price of $0.50 per share on or before March 31, 2004, in return for such loan. The note was repaid with interest on June 16, 1999.

     On March 31, 1999, John B. Davies, Jacqueline Knapp and Larry Kupferberg agreed to lend $50,000, $75,000 and $75,000 respectively to us. In return, we issued Mr. Davies, Ms. Knapp and Mr. Kupferberg promissory notes in their respective amounts bearing interest at a rate of 12% per annum due on March 31, 2000 and we issued John B. Davies, Jacqueline Knapp and Larry Kupferberg warrants to purchase 50,000, 75,000 and 75,000 shares, respectively, at an exercise price of $.50 per share on or before March 31, 2004. We have paid off these notes and the warrant holders exercised the warrants.

     On March 31, 1999, we issued Kathryn Jergens a warrant to purchase 25,000 shares of our common stock at an exercise price of $0.84 per share on or before March 31, 2004, for the use of Ms. Jergens' voice, as the voice of EMMA, the Perfect Receptionist.

     On May 3, 1999, we issued John Meleky, Karl Koelker, Louis R. Battista and Mark Battista warrants to purchase an aggregate of 25,000 shares of our common stock at an exercise price of $1.37 per share on or before May 3, 2001, in conjunction with their agreements to be master distributors of our services in the Dallas area. The warrants have expired.

     On July 1, 1999, we issued 160,000 shares of common stock to Triton Capital Investments Ltd. at a purchase price of $1.25 per share for $200,000.00. On the same day, we also issued 160,000 shares of our common stock to JMG Capital Partners, L.P. at a purchase price of $1.25 per share for $200,000.00.

     On September 21, 1999, we issued Southwest Texas Telephone a warrant to purchase 5,000 shares of common stock of the company at an exercise price of $1.66 per share on or before September 20, 2000 in conjunction with their execution of our marketing and license agreements for the VIP system. This warrant has expired.

     On December 1, 1999, we issued Alexander Associates a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share on or before December 1, 2004, for the services they provided in conjunction with a research report conducted for our use. On May 8, 2001, James Stone, who was doing business as Alexander Associates, asked that the warrant be reissued in his name.

     On December 10, 1999, we issued Steve Chizzik, Howard Isaacs, William Reininger and Elizabeth Valdes warrants to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $1.60 per share on or before December 10, 2001, for financial public relations services they performed for us. All of these warrants were exercised on December 7, 2001.

     On December 22, 1999, we issued 1,500,000 shares of our common stock to ten
(10) investors at a purchase price of $1.50 per share for an aggregate offering price and total proceeds of $2,250,000.00. The investors' accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor's subscription agreement for the shares of our common stock purchased in the offering. We paid T.R. Winston, where G. Tyler Runnels, a shareholder of the company, serves as Executive Vice President, a finder's fee of $200,000 in cash in conjunction with this offering.

     On January 21, 2000, we issued 500 shares of common stock to Anthony Clure at a purchase price of $1.03 per share pursuant to the exercise of an employee stock option. On the same day, we also issued 750 shares of common stock to Lori Rubottom at a purchase price of $.20 per share pursuant to the exercise of an employee stock option.

     On February 23, 2000, we issued 100,000 shares of our common stock to Jacob Wizman at a purchase price of $2.00 per share for $200,000.

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

     On September 8, 2000, we issued a number of warrants. We issued each of Peter Foster, Tyler Runnels and Mohammed Hadid a warrant to purchase 20,000 shares of our common stock at an exercise price of $2.75 per share to be exercised on or before September 8, 2001, related to their service as advisory council members. We also issued Robert Ramsdell a warrant to purchase 40,000 shares of our common stock on the same terms and also related to his service as an advisory council member. On September 8, 2001, Mr. Hadid's warrant expired. On September 21, 2001, our board of directors resolved to extend the expiration date of the warrants issued to Mr. Foster, Mr. Runnels and Mr. Ramsdell to September 8, 2003 for their continued service on the advisory council. We extended the expiration date of each of the warrants so that they may now be exercised on or before September 8, 2003.

     On October 1, 2001, we issued a $50,000, 10% convertible note to Walter Oxley, due September 30, 2003. The note can be converted into common stock at the rate of $2.00 per share and a warrant to purchase 7,500 shares at $2.50 on or before November 20, 2003. Nathan Schulhoff & Associates LLC also received a warrant to purchase 25,000 shares at an exercise price of $2.50 per share for certain financial advisory and consulting services that were provided by it to the company on November 20, 2001.

     Also on, November 20, 2001, we issued a number of warrants. We issued each of Peter Foster, Tyler Runnels, Robert Ramsdell and James Samargis a warrant to purchase 20,000 shares of our common stock at an exercise price of $1.50 per share to be exercised on or before November 20, 2004, related to their service as advisory council members.

     Three employees exercised their options to purchase a total of 75,118 shares of common stock. On December 20, 2001, we issued 5,000 shares of our common stock to Darryll Whitfield at an exercise price of $1.03 per share pursuant to the exercise of an employee stock option. On December 24, 2001, we issued 6,784 shares of our common stock to William D. Sprague in a cashless exercise of his employee stock option to purchase 30,000 shares of our common stock at an exercise price of $1.50 per share. The shares were issued on a net basis. Also on December 24, 2001, we issued 33,334 shares of our common stock to Bruce Newell at an exercise price of $0.69 per share pursuant to the exercise of an employee stock option. Again on January 2, 2002, we issued 30,000 shares of our common stock to Mr. Newell at an exercise price of $1.03 per share pursuant to the exercise of an employee stock option.

     On January 14, 2002, we issued 17,804 shares of our common stock to Nat Orme pursuant to his exchange of a $10,000.00 promissory note and accrued interest totaling $17,487.74. The debt was converted at $0.98 per share pursuant to the terms stated in the promissory note.

     On February 1, 2002 we issued Ira Weingarten a warrant to purchase 40,000 shares of common stock of the Company at an exercise price of $1.50 per share on or before February 2, 2005.

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

       Item 6. Management's Discussion and Analysis or Plan of Operations

     The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following:
1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate; 2) we are unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) our inability to obtain financing for general operations including the marketing of our products; 5) non-acceptance of one or more of our products in the marketplace for whatever reason; 6) our inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers;
8) development of a similar competing product at a similar price point; 9) the inability to adequately protect our intellectual property; 10) if we experience labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 11) if we experience unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), and are adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

     In December of 1998, we realized that we would need extensive amounts of working capital to sell and market our services directly to individual consumers. Therefore, we began researching venues which already had inherent customer or subscriber bases. The first distribution channel that we explored was the use of master distributors in various cities and states around the country. We believe the distributors will be a source of direct subscriber addition once we include the master distributor marketing area in the network of a VIP system, the first deployment of which began in Miami, Florida in March of 2002. The second distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. Our third distribution channel is through our network services division which provides third party service application providers access to wireline and wireless carriers through our voice over internet protocol (VOIP) network hosted by a web hosting provider.

     We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. ("KMC") we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed forty six (46) local telephone company and cell phone company multi-year contracts. Fifteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of May 31, 2002, these fifteen contracts were generating revenues of approximately $130,000 per month. The revenue sharing agreement, and not the sale of our hardware, is the primary method in which we intend to contract with customers to generate revenue going forward. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Four contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts by the second quarter of the fiscal year ending March 31, 2003.

     We are still at an early stage of implementing our business plan. It is subject to risks inherent in the establishment and deployment of technology with which consumers have limited experience. We believe our services are services that any consumer who uses a phone can utilize. For example, any cell phone user who wants to speak a name or use our dial number feature without punching buttons on his cell phone would be a user, or a company who wants their employees accessed by the caller saying an employee name instead of asking the caller to punch in an extension or spell a name on the key pad. Our services are generic to cell phone users as well as land line users, children as well as the elderly. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, we believe the public will be more apt to accept and utilize voice-related features. In order for us to succeed, we must:

     . secure adequate financial and human resources to meet our requirements, including adequate numbers of technical support staff to provide service for our phone company customers;

     .    establish and maintain relationships with phone companies;

     . make sure the VIP system works with the telephone switches of all of the major manufacturers;

     .    establish a lead time for delivery of hardware;

     .    achieve user acceptance for our services;

     .    generate reasonable margins on our services;

     .    deploy and install VIP systems on a timely and acceptable schedule;

     .    respond to competitive developments;

     . mitigate risk associated with our technology by obtaining patents and copyrights and other protections of our intellectual property; and

     .    continually update our software to meet the needs of consumers.

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

     We recorded a net loss of $3,835,115, or $.23 per share, for the fiscal year ended March 31, 2002, compared to a net loss of $4,742,044, or $.34 per share, for the fiscal year ended March 31, 2001, and a net loss of $993,066, or $.09 per share, for the year ended March 31, 2000. The decreased loss is a result of our shift from development of our services to full deployment of our services with increased sales.

     Total Revenue

     Total revenue for the fiscal year ended March 31, 2002, was $1,474,465 compared to $138,097 and $885,134 for the fiscal years ended March 31, 2001 and 2000 respectively. The increase of revenue reflects our commercial deployment of our services through revenue sharing agreements with our customers. Of the revenue booked for the fiscal year ended March 31, 2002, 71% was generated from revenue sharing agreements, 28% was generated from sales of our VIP systems network services, and 1% from direct sale service fees for "Emma the Perfect Receptionist" and "Smart Line". Of the revenue booked for the fiscal year ended March 31, 2001, 54% was generated from revenue sharing agreements, 35% was generated from sales of our VIP systems to KMC, and 11% from direct sale service fees for "Emma the Perfect Receptionist" and "Smart Line". Of the $885,134 revenue booked for the fiscal year ended March 31, 2000, 65% was from one-time licensing fees paid by KMC, 22% from sales of our VIP systems to KMC, 10% from phone company customer tests, 3% from master distributor fees for specific marketing rights, and 1% from service fees for our services, "Emma the Perfect Receptionist" and "Smart Line." The reduction of revenues from year end 2000 to year end 2001 reflects that in the fiscal year ended March 31, 2000, we obtained most of our revenues from a single licensing arrangement with KMC; whereas, in the fiscal year ending March 31, 2001, more than 50% of our revenues were from revenue sharing agreements with our new phone company customers.

     We anticipate that revenues from our revenue sharing agreements will grow gradually in the fiscal year ending March 31, 2003, as we continue to install VIP systems in the central switch offices of local telephone companies and cell phone companies which have already signed revenue sharing agreements. We do not anticipate substantial revenue going forward from the sale of master distributorships or from direct licensing of the VIP systems, such as was done in the KMC licensing agreement, as we are no longer selling new master distributor markets or selling our VIP systems.

     Cost of Sales

     Cost of sales for the fiscal year ended March 31, 2002 was $462,311 compared to $101,188 and $215,293 for the fiscal years ended March 31, 2001 and 2000, respectively. For the fiscal year ended March 31, 2002, 79% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 21% was for voice activated dialing market awareness programs in carrier customer territories. For the fiscal year ended March 31, 2001, 69% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 31% of the costs were for VIP system hardware purchased by KMC; whereas, in the fiscal year ended March 31, 2000 55% of the costs were for VIP system hardware purchased by KMC, 16% of the costs were associated with the closing of the KMC licensing agreement, and 29% were for network infrastructure such as collocations, connectivity, system access and long distance. The decrease in cost of sales from 2000 to 2001 is due to the move from the sale of actual hardware to basic service deployment costs. Costs of sales for network infrastructure will continue to rise as more VIP systems are deployed to phone company customers.

     Selling, General and Administrative

     Selling, general and administrative expenses for the fiscal year ended March 31, 2002 were $4,854,006 compared to $4,011,608 and $1,675,971 for the fiscal years ended March 31, 2001 and 2000, respectively. The increases from 2000 to 2001 and from 2001 to 2002 were primarily due to the staffing increases and increased marketing efforts of our revenue sharing program to wireline and cell phone companies.

     We expect that selling, general and administrative expenses will decrease through the fiscal year ending March 31, 2003, as we have initiated an overhead reduction plan and freeze on hiring until such time as our revenues meet our current capital requirements.

     Core Technology Enhancements Software Applications and Hardware

     We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have capitalized costs of $905,288 for enhancement of our core software and hardware technology for the fiscal year ended March 31, 2002 in comparison to $723,561 for the fiscal year ended March 31, 2001. The increase in expenditures is due to the continued enhancement of our core technology.

     Extraordinary Items

     We have recognized income from the extinguishment of debt of $11,992, $74,375, and $59,976 respectively, for the fiscal years ended March 31, 2002, 2001, and 2000. Most of this debt related to our obligations related to our long-distance business segment, which we disposed of in early 1997.

     Income Taxes

     As of March 31, 2002, we had cumulative federal net operating losses of approximately $15 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

     Liquidity and Capital Resources

     Our cash and cash equivalents at March 31, 2002 were $1,302,754, a decrease of $432,998 from $1,735,752 at March 31, 2001. The Company has relied primarily on the issuance of stock and warrants to fund its operations since January of 1997 when it sold its long-distance resale operation.

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

     On October 11, 2001, we entered into a Professional Services and Development Contract with VeriSign, Inc. in which VeriSign agreed to pay us an aggregate contract amount of $500,000 for all of the deliverables to be delivered under that contract. Of the $500,000 contracted amount, $410,000 was earned before the contract was cancelled.

     We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation. We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $130,000 per month but we expect these to continue to rise to a level to meet our monthly cash requirements by October of 2002.

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

     Future Obligations

     We project our working capital needs to be $1,200,000 over the next six months for corporate overhead and equipment purchases to continue to deploy our systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance continued growth for the next six months, after which time the company projects a positive cash flow. Such projections have been based on continued growth from our current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

     We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. If we need to raise additional capital before November 21, 2002, we may be required to issue additional shares of our common stock to the stockholders who purchased their stock in the November 21, 2002 offering pursuant to the terms of the subscription agreement executed between us and such stockholders. At this time we are not projecting any requirements for additional employees during the next twelve (12) months. On May 31, 2002, we implemented a thirty-three (33) percent reduction in force and at June 20, 2002 we employed twenty (20) employees, nineteen (19) that were full time employees.

                          Item 7. Financial Statements

                              PREFERRED VOICE, INC.
                              FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 and 2000

Independent Auditors' Report ............................................  F-1
Financial Statements
   Balance Sheets .......................................................  F-2
   Statements of Operations .............................................  F-4
   Statement of Stockholders' Equity (Deficit) ..........................  F-5
   Statement of Cash Flows ..............................................  F-7
   Notes to Financial Statements ........................................  F-9

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

     The Board of Directors currently consists of four (4) people. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name and Business Address     Age     Office                                     Year First Elected Director
-------------------------     ---     ------                                     ---------------------------
William J. Schereck           56      President and Chief Operating Officer                  N/A

Mary G. Merritt               45      Director, Executive Vice                               1994
                                      President-Finance and
                                      Secretary/Treasurer

G. Ray Miller/1/              62      Director                                               1994

Scott V. Ogilvie              47      Director                                               2000

Leslie Melzer                 49      Director                                               2001

Richard K. Stone              41      Sr. Vice President-Sales                               N/A

Robert R. Williams            52      Vice President-Software Development                    N/A

/1/  Mr. Miller was our Chief Executive Officer from June 1994 until June 10,
     2002.

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

     Mr. Miller is a founder of Preferred Voice. He has served as an officer and Director of the company since May 1994; he was Chief Executive Officer from June 1994 until June 10, 2002 and was President from April 1997 to May of 2001. Prior to the founding of the company, Mr. Miller founded United Medicorp Inc. in 1989 and served through February 1992 as Chairman of the Board and Chief Executive Officer. United Medicorp is a publicly-held corporation which manages medical insurance claims. Prior to that time, Mr. Miller served in executive capacities with International Telecharge, Inc., an operator services company; Automatic Radius Management, Inc., a security alarm service company; and U.S. Telephone, Inc., a long distance carrier. After leaving United Medicorp, Mr. Miller managed personal investments until he began work at Preferred.

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

     Ms. Melzer was elected as a director of Preferred Voice on December 4, 2001. Ms. Melzer is a Vice President with Paragon Ranch, Inc., a company that manages various investments on its own behalf, and has held this position since March of 1982.

     Mr. Stone joined Preferred Voice in December 1998 and is currently serving as Vice President of Sales after serving for two years as a Vice President of Sales and Marketing for US Metrolines, Inc. and Director of National Accounts at Matrix Communication, Inc., both Jensen UICI Companies. Before that from June 1994 to March 1996, he served as Co-Founder/President of Telecable Communications, Inc. and from February 1991 to June 1994 Director of Sales at Value Added Communications. All of the businesses in which Mr. Stone has worked are telecommunications oriented companies.

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

                         Item 10. Executive Compensation

         The following tables set forth the compensation paid by the Company to certain executive officers during the fiscal year ended March 31, 2002, 2001, and 2000.

                               Annual Compensation

                                                                                      Long Term
                                                                                     Compensation
                                                                                   ----------------
                                                                                      Securities
                                                                                      Underlying
                                Year Ending                         Other Annual   Options/Warrants
Name/Principal Position          March 31       Salary     Bonus    Compensation       Granted
-----------------------          --------       ------     -----    ------------       -------
William J. Schereck                2002       $158,229       $250         -            400,000
President                          2001          -           -            -               -
                                   2000          -           -            -               -


G. Ray Miller/1/                   2002       $150,000       $250         -             80,000
                                   2001       $116,250    $10,000         -             50,000
                                   2000        $70,083    $10,000         -               -


Mary G. Merritt                    2002       $120,000       $250         -             80,000
Vice President - Finance           2001       $106,250    $10,000         -             50,000
                                   2000        $72,666    $15,000         -               -


Richard K. Stone                   2002       $100,700       $250         -              6,000
Senior Vice President - Sales      2001        $96,000    $25,150         -             30,000
                                   2000        $92,769    $10,500         -               -


Robert R. Williams                 2002        $59,250     $5,250     $78,000*           7,000
Vice President - Software          2001        $42,000     $5,000     $78,000*          95,000
Development                        2000        $42,000       -        $78,000*            -


Ronald K. Miller/2/                2002       $118,667     $5,250         -             68,750
                                   2001        $30,667    $25,150         -             40,000
                                   2000           -       $10,500         -               -

/1/  Mr. Miller was our Chief Executive Officer from June 1994 until June 10,
     2002.
/2/ Ronald Miller was Sr. Vice President - Sales from December 2001 until his leaving the Company on May 31, 2002.

* Consists of $6,500 per month paid to a business wholly owned by Mr. Williams, as set forth in "Certain Transactions."

No other stock options or convertible securities were granted to the aforementioned executive officers during the fiscal years ended March 31, 2002, 2001, and 2000.

                      Option/SAR Grants in Fiscal Year 2002

                               Number of          % of Total Options/SARs
                         Securities Underlying      Granted to Employees     Exercise or Base
          Name            Options/SARs Granted       in Fiscal Year/1/        Price ($/Sh)      Expiration Date
          ----           ---------------------       -----------------        ------------      ---------------
G. Ray Miller                    80,000                    10.4%                  1.50              11/20/04
                                300,000                    39.1%                  1.50             9/21/2011
William J. Schereck             100,000                    13.0%                  3.00             9/21/2011
Mary G. Merritt                  80,000                    10.4%                  1.50              11/20/04
Richard K. Stone                  6,000                      .8%                  1.50              11/20/06
Robert R. Williams                7,000                      .9%                  1.50              11/20/06
Ronald K. Miller2                60,000                     7.8%                  2.42                7/1/06
                                  8,750                     1.1%                  1.50              11/20/06

/1/ Based on a total of 767,825 shares underlying options of 607,825 and warrants of 160,000 issued during the fiscal year ended March 31, 2002. All warrants are currently exercisable.
/2/ Ronald Miller was Sr. Vice President - Sales from December 2001 until his leaving the Company on May 31, 2002.

                   Aggregated Option Exercises in Fiscal Year
                      2002 and March 28 2002 Option Values

                                                            Number of Securities              Value of Unexercised
                                                           Underlying Unexercised             In-the-Money Options
                               Shares                   Option at March 28, 2002 (#)         at March 28, 2002 ($)/1/
                              Acquired       Value      ----------------------------      ----------------------------
Name:                       On Exercise    Realized     Exercisable    Unexercisable      Exercisable    Unexercisable
----                        -----------    --------     -----------    -------------      -----------    -------------
G. Ray Miller                    --           --          555,000          25,000          175,000            --
William J. Schereck              --           --          212,500         187,500             --              --
Mary G. Merritt                  --           --          455,000          25,000          145,000            --
Richard K. Stone                 --           --          137,500          18,500           73,200            --
Robert R. Williams               --           --          142,917          39,083           21,600            --
Ronal K. Miller/2/               --           --           23,646          85,104             --              --

/1/ Fair market value of the common stock is based upon the average of the closing bid and asked prices as reported by the OTC Bulletin Board for March 28, 2002.
/2/ Ronald Miller was Sr. Vice President - Sales from December 2001 until his leaving the Company on May 31, 2002.

                            Equity Compensation Plan

                            Number of Securities                                Number of Securites
                            To be Issued Upon         Weighted-Average          Remaining Available For
                            Exercise of               Exercise Price of         Future Issuance Under Equity
                            Outstanding Options,      Outstanding Options,      Compensation Plans (excluding
Plan Category               Warrants and Rights       Warrants and Rights       securities in column (a))
-------------               --------------------      -------------------       -----------------------------
                            (a)                       (b)                       (c)
Equity Compensation
Plans Approved by
Security Holders                   1,348,825                   $1.51                          988,307

Equity Compensation
Plans Not Approved by                      0                       0                                0
Security Holders

Total                              1,348,825                   $1.51                          988,307

     Employment Agreements

     We executed an employment agreement with William J. Schereck, Jr. on September 6, 2001 for a term of two years from such date. Mr. Schereck has agreed to act as President and Chief Operating Officer of Preferred for a salary of $175,000 per year less applicable withholding taxes. We have agreed to pay Mr. Schereck a bonus equal to 1 1/2% of our earnings, if any, before interest, taxes and amortization each fiscal quarter. We also agreed to reimburse Mr. Schereck for the costs of his move to Dallas. Mr. Schereck is entitled to annual paid vacation leave and sick days and reimbursement of business expenses, as established by Preferred's policies regarding such matters. We have also agreed to indemnify Mr. Schereck for all losses sustained by him as a direct result of the discharge of his duties for Preferred and to advance expenses to him if he is required to defend any action in his official capacity, to the extent permitted by Delaware law.

     Mr. Schereck has been granted three stock options pursuant to the terms of the employment agreement and individual stock option agreements. The first option is a fully vested option to purchase 150,000 shares of our common stock at an exercise price of $1.50 per share. We may purchase the shares at $1.50 per share purchased by Mr. Schereck pursuant to such option in the event he voluntarily terminates his employment prior to January 1, 2002. The second is an option to purchase 150,000 shares of our common stock at an exercise price of $1.50 which shall vest 1/24th per month beginning upon commencement of Mr. Schereck's employment on May 28, 2001. The final option is an option to purchase 100,000 shares of our common stock at an exercise price of $3.00 per share which shall also vest 1/24th per month beginning upon commencement of Mr. Schereck's employment on May 28, 2001, but may not be exercised before we achieve two consecutive calendar quarters of positive EBITA. Each of the options will terminate on termination of Mr. Schereck's employment or the tenth anniversary. All options shall immediately vest (a) upon any merger or acquisition resulting in a change of control, or (b) in the event of the involuntary termination of G. Ray Miller as chief executive officer.

     The agreement will automatically terminate if Mr. Schereck dies, and may be terminated by us if he becomes disabled, upon 10 days written notice. We may also terminate this agreement for cause by giving written notice of termination to Mr. Schereck. "Cause" includes the breach of the agreement by Mr. Schereck and failure to perform his duties and Mr. Schereck's failure to cure such breach or failure within 15 days of written notice from us. If Mr. Schereck is terminated for cause, all of his rights under the agreement will cease as of the effective date of the termination, except that he will be entitled to receive his accrued salary and any other payments and benefits to which he is entitled under our employee benefit plans.

     Mr. Schereck has also agreed to certain terms regarding keeping confidential information of the company confidential. He has also agreed that he will not compete with us during the term of this employment agreement and for two years after the termination of his employment. He has further agreed that he will not interfere with our relationships with customers and suppliers during the term of his agreement and thereafter he will not solicit business from our customers for two years following the termination of his employment.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the close of business on June 21, 2002, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 21, 2002.

                          Beneficial Ownership /(1)/, /(2)/

                                                       Number of
Name of Beneficial Owner                                Shares        Percentage
------------------------                               ---------      ----------
Pegasus Settlement Trust/(3)/                          2,715,667          14.75%

G. Ray Miller/(4)/                                       602,250           3.18%

Mary G. Merritt/(5)/                                   3,633,241          19.26%

William J. Schereck/(6)/                                 253,750           1.36%

Scott Ogilvie/(7)/                                        90,000               *

Leslie Melzer/(8)/                                     2,483,500          12.99%

Richard K. Stone/(9)/                                    140,000               *

Robert R. Williams/(10)/                                 149,333               *

Ronald K. Miller/(11)/                                    27,292               *

Lawrence E. Steinberg/(12)/                            1,357,876           7.38%

JMG Capital Partners, L.P./(13)/                       1,426,584           7.63%

Paragon Ranch, Inc./(14)/                              2,037,000          10.72%

JMG Triton Offshore Fund Ltd./(15)/                    1,423,584           7.61%

All Directors and executive
   officers as a group (eight persons)/(16)/           7,379,366          35.51%

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

2) Based on 18,407,493 shares outstanding on June 21, 2002. Shares of common stock subject to options that are exercisable within 60 days of June 21, 2002, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3) Pegasus Settlement Trust is a Channel Islands Trust of which SG Hambros Trust Company (Jersey) Limited of 7 the Esplanade, St. Helier, Jersey, Channel Islands is Trustee, and Mary Merritt is protector. The protector has the power to appoint new or additional trustees of the trust. The trustee has the sole voting and dispositive power over the shares pursuant to the terms of the Trust document. G. Ray Miller is the sole beneficiary of the Trust. Pegasus Settlement Trust's address is % SG Hambros Trust Company (Jersey) Limited, 7 The Esplanade, St. Helier, Jersey, Channel Islands JE4 8RT. We have been advised by Pegasus Settlement Trust that a number of natural persons who are officers or employees of the Trustee, including the Mr. W.J. Newbury, Chairman and Director, and Mr. N. Hill, Senior Trust Officer, have shared voting control over the shares, but there are two categories of natural people who may sign on behalf of the Trust, one of which must come from a list of people called "Category A" and one of which must come from a similar list called "Category B."

4) Includes 530,000 shares issuable upon exercise of warrants and 25,000 issuable upon exercise of employee stock options. Mr. Miller is the sole beneficiary of the Pegasus Settlement Trust but is not the beneficial owner of the common stock owned by the Trust because Mr. Miller does not exercise voting or investment power over such shares.

5) Includes 430,000 shares issuable upon exercise of warrants, 25,000 issuable upon exercise of employee stock options, 45,000 shares held by her minor children, and 2,715,677 shares held by Pegasus Settlement Trust.

6)   Includes 243,750 shares issuable upon exercise of employee stock options.

7)   Includes 90,000 shares issuable upon exercise of warrants.

8) Includes 130,000 shares issuable upon exercise of warrants, 1,449,500 shares held by Paragon Ranch, Inc. and 587,500 shares issuable upon exercise of warrants held by Paragon Ranch, Inc.

9)   Includes 140,000 shares issuable upon exercise of employee stock options.

10) Includes 25,000 shares issuable upon exercise of warrants, and 120,833 shares issuable upon exercise of employee stock options.

11) Includes 27,292 shares issuable upon exercise of employee stock options. Mr. Miller was our Sr. Vice President of Sales from December 2001 to May 31, 2002.

12) Includes 216,440 shares in trusts of which he is the Trustee, two of which his children are beneficiaries. Mr. Steinberg's address is 5420 LBJ Freeway, LB 56, Dallas, Texas 75240.

13) Includes 300,000 shares issuable upon exercise of warrants. JMG Capital Partners' address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, California 90067. We have been advised by JMG Capital Partners that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and he is the natural person who has sole voting power over the shares held by JMG Capital Partners.

14) Includes 587,500 shares issuable upon exercise of warrants. Paragon Ranch's address is 1200 17th Street, Suite 2660, Denver, Colorado 80202. We have been informed by Paragon Ranch that Leslie Melzer, Vice President of Paragon Ranch, and Richard L. Gooding, President of Paragon Ranch, share voting power over the shares held by Paragon Ranch.

15) Includes 300,000 shares issuable upon exercise of warrants. JMG Triton Offshore Fund Ltd.'s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.

16)  Includes the shares described in footnotes 4 through 11.


             Item 12. Certain Relationships and Related Transactions

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

     Stifel, Nicolaus & Company, Incorporated acted as a placement agent for an August 24, 2000 private placement of our securities and received warrants to purchase 51,035 shares of our common stock at an exercise price of $3.53 per share, subject to adjustments to the exercise price and number of shares issued upon exercise on standard events, such as declaration of dividends by Preferred or reorganization or recapitalization of Preferred, in addition to commissions payable to it in cash in the amount of 6% of the gross proceeds of the offering which gross proceeds equaled $3,000,002. Stifel's warrants are exercisable for five years beginning on the first anniversary of the completion of the offering. At the time of this placement, Gerard Hallaren was a director of the Company and a Managing Director of Stifel.

     Also in the August 24, 2000 offering, Paragon Ranch and Leslie Melzer purchased 500,000 and 50,000 shares of our common stock, respectively, and warrants to purchase 125,000 and 12,500 shares of our common stock, respectively, at an exercise price of $2.625 per share on or before August 24, 2005. These shares and warrants were issued at the same price as that paid by other investors in the offering. Leslie Melzer is Vice President of Paragon Ranch and shares voting power over Paragon Shares.

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

     In a private offering we closed on April 11, 2001, Paragon Ranch purchased 125,000 shares and a warrant to purchase 62,500 shares at an exercise price of $2.00 per share on or before April 11, 2006. These shares and warrants were issued to Paragon Ranch and Ms. Melzer at the same price as that paid by other investors in the offering.

     On June 8, 2001, we issued 25,000 shares of our common stock to JMG Capital Partners, L.P. at an exercise price of $1.00 per share pursuant to its exercise of a warrant. We also issued 25,000 shares of our common stock to Triton Capital Investments, Ltd. at an exercise price of $1.00 per share pursuant to its exercise of a warrant.

     On October 16, 2001, we issued 100,000 shares of our common stock to Lawrence E. Steinberg at an exercise price of $1.00 per share pursuant to the exercise of a warrant.

     On November 20, 2001, we issued Gerard Hallaren a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share on or before November 20, 2004, related to his position as a director of the company. On the same day, we issued Scott Ogilvie a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share on or before November 20, 2004, related to his position as a director of the company. On December 4, 2001 Mr. Hallaren resigned his position as a director and has relinquished rights to 37,500 shares previously issued.

     Also on November 20, 2001, we issued each of G. Ray Miller and Mary Merritt a warrant to purchase 80,000 shares of our common stock at an exercise price of $1.50 per share on or before November 20, 2004. The warrants were issued for Mr. Miller's and Ms. Merritt's management contribution during 2001.

     In a private offering we closed on November 21, 2001, Paragon Ranch and Leslie Melzer purchased 800,000 and 160,000 shares of our common stock, respectively, and warrants to purchase 400,000 and 80,000 shares of our common stock, respectively, at an exercise price of $1.50 per share on or before November 21, 2006. These shares and warrants were issued to Paragon Ranch and Ms. Melzer at the same price as that paid by other investors in the offering.

     On December 12, 2001, we issued Gerard Hallaren a warrant to purchase 15,000 shares of our common stock at an exercise price of $2.20 per share on or before December 12, 2004, related to his appointment to the company's advisory council.

     Also on December 12, 2001, we issued Leslie Melzer a warrant to purchase 37,500 shares of our common stock at an exercise price of $2.20 per share on or before December 12, 2004, related to her appointment to the company's board of directors.

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

                 Item 13. Exhibits, List and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number         Description of Exhibit
-------        ----------------------
3.1/(1)/       Certificate of Incorporation of Preferred/telecom, Inc. filed on
               August 3, 1992 with the Secretary of State of Delaware
               (Exhibit 3.1)
3.2/(1)/       Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3/(1)/       Certificate of Amendment, filed on March 21, 1995 with the
               Secretary of State of Delaware (Exhibit 3.3)
3.4/(2)/       Certificate of Amendment, filed on July 27, 1995 with the
               Secretary of State of Delaware (Exhibit 3.5)

3.5/(3)/       Certificate of Amendment, filed on March 7, 1997 with the
               Secretary of State of Delaware (Exhibit 3.5)
3.6/(1)/       Bylaws of Preferred/telecom, Inc. (Exhibit 3.4)
10.1/(4)/      Form of Warrant Certificate and Schedule of Warrant Certificates
               (Exhibit 10.1)
10.2/(5)/      Volume License Agreement between Philips Speech Processing North
               America, a division of Philips Electronics North America
               Corporation and Preferred Voice, Inc. (Exhibit 10.31)
10.3/(6)/      Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock
               (Exhibit 10.1)
10.4/(6)/      Form of Warrant Certificate (Exhibit 10.2)
10.5/(6)/      Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc.
               (Exhibit 10.3)
10.6/(5)/      Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd.
               and Preferred Voice, Inc. (Exhibit 10.3)
10.7/(1)/      Preferred/telecom, Inc. 1994 Stock Plan for Incentive and
               Non-Qualified Stock Options (Exhibit 10.5)
10.8/(7)/      2000 Stock Plan for Incentive Stock Options and Other Equity
               Participation (Exhibit 10.1)
10.9/(8)/      Form of Subscription Agreement by and between Preferred Voice,
               Inc. and certain signatories thereto (Exhibit 10.1)
10.10/(8)/     Form of Warrant Certificate, issued by Preferred Voice, Inc.
               pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
10.11/(9)/     Patent License Agreement by and between Preferred Voice, Inc. and
               KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
10.12/(10)/    Form of Subscription Agreement, by and between Preferred Voice,
               Inc. and certain signatories thereto (Exhibit 10.1)
23/+/          Consent of Philip Vogel & Co. PC

------------

+    Filed herewith.

(1) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2) Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3) Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5) Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to Form 10-KSB for the period ended March 31, 2000, filed by us with the Securities and Exchange Commission.
(6) Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(7) Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(8) Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(9) Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(10) Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                          Preferred Voice, Inc.
                                          (Registrant)



Date: June __, 2002                       By:   /s/ William J. Schereck
                                              ----------------------------------
                                              William J. Schereck, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                                DATE
          ---------                     -----                                ----

/s/ G. Ray Miller            Chairman of the Board of Directors          June ___, 2002
-------------------------
G. Ray Miller

/s/ William J. Schereck      President (Principal Executive Officer)     June ___, 2002
-------------------------
William J. Schereck

/s/ Mary G. Merritt          Secretary, Treasurer and Vice President     June ___, 2002
-------------------------    of Finance and Director (Principal
Mary G. Merritt              Accounting Officer)

/s/ Scott V. Ogilvie         Director
-------------------------
Scott V. Ogilvie                                                         June ___, 2002

/s/ Leslie Melzer            Director
-------------------------
Leslie Melzer                                                            June ___, 2002


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
   and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                  PHILIP VOGEL & CO. PC

                                                  Certified Public Accountants

Dallas, Texas

May 10, 2002

The accompanying notes are an integral part of these statements

                              PREFERRED VOICE, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2002 AND 2001


                                                                             2002            2001
                                                                          ----------      ----------

          Assets

Current assets:
  Cash and cash equivalents                                               $1,302,754      $1,735,752
  Accounts receivable, net of allowance
    for doubtful accounts of $36,070 and
    and $-0-, respectively                                                   162,940          39,141
  Employee advances                                                            2,638             922
  Inventory                                                                        0          49,085
  Prepaid expenses                                                            28,411             493
                                                                          ----------      ----------

        Total current assets                                              $1,496,743      $1,825,393
                                                                          ----------      ----------

Property and equipment:
  Computer equipment                                                      $1,678,172      $  882,960
  Furniture and fixtures                                                      42,691          42,691
  Office equipment                                                            62,997          61,889
                                                                          ----------      ----------

                                                                          $1,783,860      $  987,540

  Less accumulated depreciation                                              408,104         187,807
                                                                          ----------      ----------

        Net property and equipment                                        $1,375,756      $  799,733
                                                                          ----------      ----------

Other assets:
  Capitalized software development costs,
    net of accumulated amortization of $588,814
    and $324,747, respectively                                            $  316,474      $  380,173
  Deposits                                                                    23,019          14,093
  Trademarks and patents                                                      53,535          48,533
                                                                          ----------      ----------

        Total other assets                                                $  393,028      $  442,799
                                                                          ----------      ----------

        Total assets                                                      $3,265,527      $3,067,925
                                                                          ==========      ==========


The accompanying notes are an integral part of these statements

                                                                        2002                  2001
                                                                    ------------          ------------

          Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                $    333,636          $    338,270
    Accrued operating expenses                                            98,420                39,379
    Accrued vacation                                                      23,715                22,194
    Accrued payroll and payroll taxes                                      4,501                 3,589
    Accrued interest payable                                              33,319                44,451
    Deferred revenue                                                     344,618               342,118
    Current maturities of long-term debt                                       0                30,000
    Note payable                                                          50,866                50,866
                                                                    ------------          ------------

          Total current liabilities                                 $    889,075          $    870,867
                                                                    ------------          ------------


Long-term debt                                                      $     50,000          $          0
                                                                    ------------          ------------


Commitments (Notes J and M)

Stockholders' equity:
    Common stock, $0.001 par  value
      50,000,000 shares authorized; shares
      issued 18,407,493 and
      15,672,586, respectively                                      $     18,407          $     15,674
    Additional paid-in capital                                        17,817,465            13,856,051
    Accumulated deficit                                              (15,507,914)          (11,672,799)
    Treasury stock -  22,500 and
      385,224 shares at cost, respectively                                (1,506)               (1,868)
                                                                    ------------          ------------

          Total stockholders' equity                                $  2,326,452          $  2,197,058
                                                                    ------------          ------------

          Total liabilities and stockholders' equity                $  3,265,527          $  3,067,925
                                                                    ============          ============

The accompanying notes are an integral part of these statements

                              PREFERRED VOICE, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                             2002                 2001                2000
                                                         ------------         ------------        ------------

Sales                                                    $ 1,474,465          $   138,097         $   885,134

Cost of sales                                                462,311              101,188             215,293
                                                         ------------         ------------        ------------

          Gross profit                                   $ 1,012,154          $    36,909         $   669,841
                                                         ------------         ------------        ------------

Costs and expenses:
  General and administrative                             $ 4,854,006          $ 4,011,608         $ 1,675,971
  Interest expense                                             5,255                4,600              28,556
                                                         ------------         ------------        ------------

          Total costs and expenses                       $ 4,859,261          $ 4,016,208         $ 1,704,527
                                                         ------------         ------------        ------------

Loss from operations                                     $(3,847,107)         $(3,979,299)        $(1,034,686)
                                                         ------------         ------------        ------------

Other income (expense):
  Loss from sale of assets                               $         0          $         0         $   (18,356)
  Loss from impairment of assets                                   0             (837,120)                  0
                                                         ------------         ------------        ------------

          Total other income (expense)                   $         0          $  (837,120)        $   (18,356)
                                                         ------------         ------------        ------------

Loss from operations before income taxes
   and extraordinary item                                $(3,847,107)         $(4,816,419)        $(1,053,042)

Provision for income taxes                                         0                    0                   0
                                                         ------------         ------------        ------------

Loss from operations before
   extraordinary item                                    $(3,847,107)         $(4,816,419)        $(1,053,042)

Extraordinary item:
   Gain from extinguishment of debt (net of
     applicable income taxes of $-0-)(Note L)                 11,992               74,375              59,976
                                                         ------------         ------------        ------------

Net loss                                                 $(3,835,115)         $(4,742,044)        $  (993,066)
                                                         ============         ============        ============

Per share amounts:
   Loss from operations                                  $     (0.23)         $     (0.35)        $     (0.10)
                                                         ============         ============        ============

   Gain from extinguishment of debt                      $      0.00          $      0.01         $      0.01
                                                         ============         ============        ============

   Net loss per share                                    $     (0.23)         $     (0.34)        $     (0.09)
                                                         ============         ============        ============


The accompanying notes are an integral part of these statements.

                              PREFERRED VOICE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                               Shares of common stock
                                                         --------------------------------------------------------------------
                                                            Authorized         Issued        Outstanding      In treasury
                                                         --------------------------------------------------------------------

Balance - March 31, 1999                                    20,000,000        9,695,681        9,310,457          385,224

   Conversion of prime plus 2% debentures                            0          121,261          121,261                0
   Conversion of 7% debentures                                       0           47,254           47,254                0
   Conversion of 8% debentures                                       0          200,000          200,000                0
   Conversion of 9% debentures                                       0          466,667          466,667                0
   Conversion of 10% debentures                                      0          386,000          386,000                0
   Conversion of 12% debentures                                      0           26,381           26,381                0
   Exercise of employee stock option                                 0            1,250            1,250                0
   Exercised warrants                                                0          412,297          412,297                0
   Issuance of common stock                                          0        1,920,005        1,920,005                0

   Net loss for the year ended March 31, 2000                        0                0                0                0
                                                         --------------------------------------------------------------------

Balance - March 31, 2000                                    20,000,000       13,276,796       12,891,572          385,224

   Exercise of employee stock options                                0            9,500            9,500                0
   Exercised warrants                                                0          420,932          420,932                0
   Issuance of common stock net of stock
     issuance costs of $138,637                                      0        1,965,358        1,965,358                0
   Issuance of stock warrants to non-employee
     for services                                                    0                0                0                0

   Net loss for the year ended March 31, 2001                        0                0                0                0
                                                         --------------------------------------------------------------------

Balance - March 31, 2001                                    20,000,000       15,672,586       15,287,362          385,224

   Conversion of note payable to stock                               0           17,804           17,804                0
   Exercised warrants                                                0          275,118          275,118                0
   Warrants issued to non-employees                                  0                0                0                0
   Issuance of common stock net of stock
     issuance costs of $232,986                                      0        2,804,709        2,804,709                0
   Increase in authorized shares                            30,000,000                0                0                0
   Cancellation of treasury stock                                    0         (362,724)               0         (362,724)

   Net loss for the year ended March 31, 2002                        0                0                0                0
                                                         --------------------------------------------------------------------

Balance - March 31, 2002                                    50,000,000       18,407,493       18,384,993           22,500
                                                         ====================================================================


The accompanying notes are an integral part of these statements

                                 Amounts
----------------------------------------------------------------------------
  Common Stock          Treasury          Additional          Accumulated       Total stockholders'
$0.001 par value         stock          paid-in capital          deficit              equity
----------------    ----------------    ----------------    ----------------    ------------------
$         9,695     $        (1,868)    $     5,192,033     $    (5,937,689)    $        (737,829)

            121                   0              90,826                   0                90,947
             47                   0              42,009                   0                42,056
            200                   0             149,800                   0               150,000
            467                   0             349,533                   0               350,000
            386                   0             192,614                   0               193,000
             27                   0              26,354                   0                26,381
              2                   0                 649                   0                   651
            412                   0             300,890                   0               301,302
          1,920                   0           2,608,080                   0             2,610,000

              0                   0                   0            (993,066)             (993,066)
----------------    ----------------    ----------------    ----------------    ------------------

$        13,277     $        (1,868)    $     8,952,788          (6,930,755)            2,033,442

             10                   0               9,491                   0                 9,501
            420                   0             429,775                   0               430,195

          1,967                   0           4,332,835                   0             4,334,802

              0                   0             131,162                   0               131,162

              0                   0                   0          (4,742,044)           (4,742,044)
----------------    ----------------    ----------------    ----------------    ------------------

$        15,674     $        (1,868)    $    13,856,051     $   (11,672,799)    $       2,197,058

             18                   0              17,470                   0                17,488
            275                   0             300,051                   0               300,326
              0                   0              91,187                   0                91,187

          2,803                   0           3,552,706                   0             3,555,509
              0                   0                   0                   0                     0
           (363)                362                   0                   0                    (1)

              0                   0                   0          (3,835,115)           (3,835,115)
----------------    ----------------    ----------------    ----------------    ------------------

$        18,407     $        (1,506)    $    17,817,465     $   (15,507,914)    $       2,326,452
================    ================    ================    ================    ==================


The accompanying notes are an integral part of these statements

                              PREFERRED VOICE, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                              2002                2001             2000
                                                        ----------------   -----------------  ---------------

Cash flows from operating activities:
   Cash received from customers                         $     1,365,158    $         54,006   $    1,273,062
    Cash paid to suppliers and employees                     (4,707,443)         (3,643,002)      (2,096,249)
    Interest paid                                                     0                   0         (224,235)
                                                        ----------------   -----------------  ---------------

         Net cash used by operating activities          $    (3,342,285)   $     (3,588,996)  $   (1,047,422)
                                                        ----------------   -----------------  ---------------

Cash flows from investing activities:
   Capital expenditures                                 $      (978,046)   $       (948,089)  $     (389,436)
   Proceeds from sale of assets                                       0                   0            1,750
   Employee advances (repayments)
                                                                 (1,716)               (922)           2,500
                                                        ----------------   -----------------  ---------------

         Net cash used by investing activities          $      (979,762)   $       (949,011)  $     (385,186)
                                                        ----------------   -----------------  ---------------

Cash flows from financing activities:
   Proceeds from issuance of stock                      $     4,072,035    $      4,913,135   $    2,583,952
   Proceeds from notes payable                                   50,000                   0          200,000
   Stock issuance costs                                        (232,986)            (12,667)         (19,803)
                                                        ----------------   -----------------  ---------------

          Net cash provided by financing activities     $     3,889,049    $      4,900,468   $    2,764,149
                                                        ----------------   -----------------  ---------------

Net increase (decrease) in cash and
   cash equivalents                                     $      (432,998)   $        362,461   $    1,331,541

Cash and cash equivalents:
   Beginning of year                                          1,735,752           1,373,291           41,750
                                                        ----------------   -----------------  ---------------

   End of year                                          $     1,302,754    $      1,735,752   $    1,373,291
                                                        ================   =================  ===============



The accompanying notes are an integral part of these statements.

                                                           2002               2001               2000
                                                      --------------     --------------     --------------

Reconciliation of net loss to net
    cash used by operating activities:

   Net loss                                           $  (3,835,115)     $  (4,742,044)     $    (993,066)
                                                      --------------     --------------     --------------

   Adjustments to reconcile net loss to
       net cash used by operating activities:
      Depreciation                                    $     465,723      $     278,052      $     140,948
      Gain on sale of fixed assets                                0                  0             18,356
      Impairment loss                                             0            837,120                  0
      Fair value of stock warrants issued in
        exchange for services                                91,186            131,162                  0
      Forgiveness of debt                                   (11,992)           (74,375)           (59,976)

      Changes in assets and liabilities:
         Increase in accounts receivable                   (123,799)           (35,217)            (3,064)
         (Increase) decrease in inventory                    49,085             35,639            (84,724)
         (Increase) decrease in deposits                     (8,926)            71,021             (3,579)
         Increase in prepaid expenses                       (27,918)            (2,220)                 0
         Increase in patents and trademarks                  (5,002)           (41,061)            (7,472)
         Increase (decrease) in accounts payable             (4,634)           (40,715)           (91,016)
         Increase (decrease) in accrued expenses             66,607             42,516           (354,821)
         Increase (decrease) in customer deposits             2,500            (48,874)           390,992
                                                      --------------     --------------     --------------

             Total adjustments                        $     492,830      $   1,153,048      $     (54,356)
                                                      --------------     --------------     --------------

Net cash used by operating activities                 $  (3,342,285)     $  (3,588,996)     $  (1,047,422)
                                                      ==============     ==============     ==============

Supplemental schedule of non-cash
    investing and financing activities:
   Issuance of common stock in
     exchange for debt                                $      34,247      $           0      $     952,383
                                                      ==============     ==============     ==============


The accompanying notes are an integral part of these statements

                                PREFERRED VOICE

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

Note B - Summary of significant accounting policies:

   Cash and cash equivalents
   -------------------------

      For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

   Concentration of business, market and credit risks
   --------------------------------------------------

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

      On December 26, 2001, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-06, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. This SOP provides certain presentation and disclosure changes for entities with trade receivables and is effective for periods beginning January 1, 2002, and thereafter. The Company has not fully analyzed the provisions of the SOP, but does not believe adoption will have a material effect on the financial statements.

      At March 31, 2002, the Company had cash balances of approximately $1,130,000 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items.

      During the years ended March 31, 2002, 2001 and 2000, approximately $410,000 (27.8%), $103,000 (74.6%) and $853,000 (96.4%), respectively, of the
   Company's total sales were derived from one, two and one customers, respectively. At March 31, 2002, 2001 and 2000, no single customer accounted for a material portion of accounts receivable.

   Inventory
   ---------

      Inventories consist of finished goods and are stated at the lower of cost (specific identification) or market.

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

   Capitalized software development
   --------------------------------

      The Company has adopted the provisions of FASB No. 86, Accounting for the Costs of Computer Software to Be Sold, Lease, or Otherwise Marketed, to account for its internally developed software costs since the Company is dependent on the software to provide the voice recognition services. Under the provisions of FASB No. 86, costs incurred prior to the product's technological feasibility are expensed as incurred. The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for use and released to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years.

      During the years ended March 31, 2002, 2001 and 2000, software development costs capitalized were $181,728, $338,875 and $194,623, respectively. The amortization of capitalized software development costs for the years ended March 31, 2002, 2001 and 2000 was $264,067, $165,847 and $92,935,
   respectively.

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

      The useful lives of property and equipment for purposes of computing depreciation are as follows:

               Computer equipment                      5 years
               Furniture and fixtures                  5 years
               Office equipment                        5 years

      Depreciation expense for the years ended March 31, 2002, 2001 and 2000 was $465,723, $278,052 and $140,948, respectively.

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

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

   Revenue recognition
   -------------------

      For recognizing revenue, the Company applies the provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. In most cases, the services being performed do not require significant production, modification or customization of the Company's software or services; therefore, revenues are recognized when evidence of a completed transaction exists, generally when services have been rendered. In situations where the Company receives an initial payment for future services, the Company defers recognition of revenue, and recognizes the revenue over the life of the respective contract.

      During the year ended March 31, 2002, the majority of the Company's revenue consisted of revenue sharing receipts. Revenue sharing income is recognized when the voice dialing services are provided, generally monthly. Revenue sharing income for the years ended March 31, 2002, 2001 and 2000 was $1,044,380, $74,779 and $-0-, respectively.

      During the years ended March 31, 2001 and 2000, the majority of the Company's revenue consisted of nonrefundable fees for the exclusive rights for customers to use the Company's application software in certain geographic market and installation of equipment in multiple sites. The Company recorded the nonrefundable fees when the contract was executed as the earnings process had been completed and fee income had been collected. Income generated from the installation of equipment was recognized upon the completion of each individual site. Deferred revenue associated with uncompleted installations at March 31, 2001 and 2000 was $344,618 and $342,118, respectively.

   Advertising expense
   -------------------

      The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $17,350, $74,158 and $39,613 for the years ended March 31, 2002, 2001 and 2000, respectively.

   Loss per share
   --------------

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during the year ended March 31, 1998. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the years ended March 31, 2002, 2001 and 2000, no computation of diluted EPS has been performed.

      Loss per share is based on the weighted average number of shares outstanding of 16,581,164, 13,884,662 and 11,283,538 for the years ended March 31, 2002, 2001 and 2000, respectively.

   Income taxes
   ------------

      Income taxes are accounted for using the liability method under the provisions of SFAS 109, Accounting for Income Taxes.

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

   Trademarks and patents
   ----------------------

      Certain costs incurred for the registration of trademarks and patents are capitalized and amortized. The amortization is calculated using the straight-line method, beginning when it is approved and continuing over its estimated useful or legal life, generally between 5 and 15 years.

      At March 31, 2002 and 2001, approval of patents and trademarks was still pending; therefore, no amortization expense for trademarks and patents has been recorded for the years ended March 31, 2002, 2001 and 2000.

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

      The Company plans to adopt the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning January 1, 2002 and thereafter. SFAS 144 replaces SFAS 121 and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. Management does not believe the adoption of SFAS 144 will have any effect on the financial statements of the Company.

   Use of estimates
   ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   Reclassification
   ----------------

      Certain amounts were reclassified in the prior years. The purpose of the reclassification is to give a more accurate representation of the Company's operations. The reclassification did not affect the representation of the Company's overall performance or net income or losses.

   Reporting comprehensive income and operating segments
   -----------------------------------------------------

      The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements has had no impact on the Company's financial position, results of operations, cash flow or related disclosures.

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS


Note B - Summary of significant accounting policies (continued):

   Stock based compensation
   ------------------------

      Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. At such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

      In addition, the Company has adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which became effective July 1, 2000. FIN 44 clarifies the application of APB Opinion No. 25 for certain issues. Among other issues, this interpretation clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for qualification of a plan as compensatory, the consequences of modifications to the terms of the plan, and the treatment of stock compensation issued to service providers who are not employees. The issuance of this interpretation does not change the current accounting policies of the Company, and has had no effect on the accompanying financial statements.

   Gain from extinguishment of debt
   --------------------------------

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective for period beginning May 15, 2002 and thereafter. The Company plans to adopt the provision of SFAS No. 145 for the fiscal year ending March 31, 2003. SFAS No. 145, among other matters, addresses financial accounting and reporting for the extinguishment of debt, concluding that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases would be inconsistent with the criteria of ABP Opinion 30. Management has not fully assessed the effect of FASB No. 145, however, it believes that the adoption will result in a reclassification of extraordinary gains into ordinary income, with no effect on net income.

Note C - Note payable:

   Note payable consists of the following:

                                                                        2002             2001
                                                                     -----------      -----------
      Note payable, Brite Voice Systems, Inc., dated January 31,
          1997.  Note is unsecured.                                   $  50,866        $  50,866
                                                                     ===========      ===========

      The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for each of the years ended March 31, 2002, 2001 and 2000, respectively.

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS


Note D - Long-term debt:

Long-term debt consists of the following:

                                                                                        2002           2001
                                                                                     -----------    -----------

      Notes payable dated various dates from May 20, 1996 through September 9,
       1996, secured by common stock with principal and accrued interest due at maturity on various dates through September 9, 1998. 216,250 warrants to purchase shares of common stock at $3.00 per share expiring on various dates through September 9, 1998 were issued to the note holders. These notes were partially converted into 1,612,421 shares of common stock on
       various dates through December 31, 2001.                                      $        0     $   20,000

      Note payable to Equity Communication. This note is unsecured,
       non-interest bearing, and due upon demand.                                             0         10,000

      Note payable, 10% interest rate. Principal and accrued interest payable on
       September 30, 2003. Convertible into shares of the Company's common stock at a conversion rate of $2.00 of indebtedness per share of common
       stock.                                                                            50,000              0
                                                                                     -----------    -----------

                                                                                     $   50,000     $   30,000
      Less current portion                                                                    0         30,000
                                                                                     -----------    -----------

      Total                                                                          $   50,000     $        0
                                                                                     ===========    ===========

     Interest expense charged to operations related to the long-term debt was $5,255, $4,600 and $28,557 for the years ended March 31, 2002, 2001 and 2000, respectively.

Note E - Common stock:

   Common stock authorized
   -----------------------

      On September 29, 2000, the Company's Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company's stockholders on September 21, 2001.

   Stock purchase warrants
   -----------------------

      At March 31, 2002 the Company had outstanding warrants to purchase 4,318,703 shares of the Company's common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At March 31, 2002, 4,318,703 shares of common stock were reserved for that purpose.

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS



Note E - Common stock (continued):

   Common stock reserved
   ---------------------

      At March 31, 2002, shares of common stock were reserved for the following purposes:

           Exercise of stock warrants                                 4,318,703
           Exercise of future grants of stock options
              and stock appreciation rights under the
              1994 stock option plan                                    337,132
           Exercise of future grants of stock options
              and stock appreciation rights under the
              2000 stock option plan                                  2,000,000
                                                                  --------------

                                                                      6,655,835
                                                                  ==============

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

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax-reporting basis of the Company's assets and liabilities. The major areas in which temporary differences give rise to deferred taxes are accounts receivable, accrued liabilities, start-up expenditures, accumulated depreciation, and net operating loss carryforwards. Deferred income taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which they relate. Deferred income taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the years in which the temporary differences are expected to reverse.

   The provision for income taxes as of March 31, consists of:

                                                    2002                  2001                2000
                                                 ----------            ----------          ----------

      Current income taxes                        $      0              $      0            $      0

      Change in deferred  income taxes
        due to temporary differences                     0                     0                   0
                                                 ----------            ----------          ----------

                                                  $      0              $      0            $      0
                                                 ==========            ==========          ==========

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS



Note F - Income taxes (continued):

   Deferred tax (liabilities) assets as of March 31, consist of the following:

                                                                    2002             2001            2000
                                                               --------------   --------------   -------------
              Accumulated depreciation                         $      (3,500)   $     (59,000)   $    (38,000)
                                                               --------------   --------------   -------------

              Gross deferred tax liabilities                   $      (3,500)   $     (59,000)   $    (38,000)
                                                               --------------   --------------   -------------

              Stock warrant compensation                       $      31,000    $      70,000    $          0
              Accrued liabilities                                      8,000            8,000           6,000
              Net operating loss carryforward                      5,121,000        3,881,000       2,324,000
                                                               --------------   --------------   -------------

              Gross deferred tax assets                        $   5,160,000    $   3,959,000    $  2,330,000
              Valuation allowance                                 (5,156,500)      (3,900,000)     (2,292,000)
                                                               --------------   --------------   -------------

                                                               $       3,500    $      59,000    $     38,000
                                                               --------------   --------------   -------------

              Net deferred tax assets                          $           0    $           0    $          0
                                                               ==============   ==============   =============

              The change in the deferred tax valuation
                 allowance is as follows:                      $   1,256,500    $   1,608,000    $    303,000
                                                               ==============   ==============   =============

   The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

   The Company has available at March 31, 2002, a net operating loss carryforward of approximately $15,060,000, which can be used to offset future taxable income through the year 2022. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note G - Employee stock option plans:

   1994 Plan
   ---------

      On November 1, 1994, the Company adopted a stock award and incentive plan ("1994 Plan") which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The 1994 Plan reserves 450,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan.

      Under the terms of the 1994 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2002, options to purchase 297,000 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at March 31, 2002.

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS



Note G - Employee stock option plans (continued):

      As of March 31, 2002, 112,868 of these options have been exercised, 39,882 have been forfeited, 297,000 remain outstanding, and 272,000 were vested and exercisable. At March 31, 2002, the remaining weighted average contractual life was 5.8 years.

   2000 Plan
   ---------

      On September 29, 2000, the Company adopted an incentive stock option and other equity participation plan ("2000 Plan") which permits the issuance of stock purchase agreements, stock awards, incentive stock options, non-qualified stock options and stock appreciation rights to selected employees and independent contractors of the Company. The 2000 Plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan. These stock options vest over a period of two years.

      Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2002, options to purchase 1,051,825 shares at exercise prices of $1.25 to $3.00 per share were outstanding. No stock appreciation rights had been granted at March 31, 2002.

      As of March 31, 2002, none of these options have been exercised, 132,000 have been forfeited, 1,051,825 remain outstanding, and 222,000 were vested and exercisable. At March 31, 2002, the remaining weighted average contractual life was 9.1 years.

   Employee warrants
   -----------------

      As of March 31, 2002, none of the employee warrants have been exercised or forfeited, 985,000 remain outstanding, and 985,000 were vested and exercisable. At March 31, 2002, the remaining weighted average contractual life was approximately 1.5 years.

Note H - Proforma information related to employee stock options and warrants:

   The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

                                                       2002                   2001                   2000
                                                --------------------   --------------------    -----------------

               Expected dividend yield                 0.00%                  0.00%                 0.00%

               Risk-free interest rate             2.28% - 5.06%          4.14% - 6.35%         6.31% - 6.35%

               Expected life                      2.5 - 3.5 years        1.5 - 3.5 years       2.5 - 3.5 years

               Expected volatility                  165% - 189%               172%                   177%

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS



Note H - Proforma information related to employee stock options and warrants (continued):

   The Company applies APB Opinion No. 25 in accounting for its plan (as described in Note G) and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                              2002            2001               2000
                                         -------------   -------------      -------------
      Net loss:
        As reported                      $ (3,835,114)   $ (4,742,044)      $   (993,066)
                                         =============   =============      =============

        Proforma                         $ (4,409,704)   $ (5,384,131)      $ (1,111,018)
                                         =============   =============      =============
      Loss per common share:
        As reported                      $      (0.23)   $      (0.34)      $      (0.09)
                                         =============   =============      =============

        Proforma                         $      (0.26)   $      (0.39)      $      (0.10)
                                         =============   =============      =============

   Proforma loss reflects only options granted during the years ended March 31, 2002, 2001 and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is reflected over the option's vesting period.

   Following is a summary of the stock award and incentive plans and warrants:

                                                     2000 stock award and incentive plan (2000 Plan)
                                  ---------------------------------------------------------------------------------------
                                              2002                         2001                         2000
                                  ----------------------------  ----------------------------  -----------------------------
                                                    Weighted                     Weighted                     Weighted
                                      Number        average        Number        average         Number       average
                                        of          exercise         of          exercise          of         exercise
                                      shares         price         shares         price          shares        price
                                  -------------  -------------  ------------  --------------  ------------  ---------------
Outstanding at beginning
   of year                            576,000       $   1.45      576,000        $   1.45           0         $   0.00
Granted                               607,825           1.81            0            0.00           0             0.00
Exercised                                   0           0.00            0            0.00           0             0.00
Forfeited                            (132,000)          1.60            0            0.00           0             0.00
Expired                                     0           0.00            0            0.00           0             0.00
                                  -------------  -------------  ------------  --------------  ------------  ---------------

Outstanding at end of year          1,051,825       $   1.63      576,000        $   1.45           0         $   0.00
                                  =============  =============  ============  ==============  ============  ===============

Options exercisable at
   end of year                        222,000       $   1.40      190,666        $   1.45           0         $   0.00
Weighted average fair
   value of options
   granted end of year                607,825       $   1.07      576,000        $   1.21           0         $   0.00

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS



Note H - Proforma information related to employee stock options and warrants (continued):

                                                      1994 stock award and incentive plan (1994 Plan)
                                  -----------------------------------------------------------------------------------------
                                              2002                         2001                          2000
                                  ---------------------------   ---------------------------   -----------------------------
                                                    Weighted                     Weighted                      Weighted
                                      Number        average        Number         average         Number        average
                                        of          exercise         of          exercise           of         exercise
                                      shares         price         shares          price          shares         price
                                  ------------   ------------   -----------    ------------   -----------    -------------
Outstanding at beginning
   of year                            412,000      $   0.96       406,500       $   0.96         382,750       $   0.92
Granted                                     0          0.00        15,000       $   2.50          30,000       $   1.50
Exercised                             (75,118)         0.94        (9,500)      $   1.00          (1,250)      $   0.53
Forfeited                             (39,882)         1.16             0           0.00               0       $   0.00
Expired                                     0          0.00             0           0.00          (5,000)      $   1.03
                                  ------------   ------------   -----------    ------------   -----------    --------------

Outstanding at end of year            297,000      $   1.02       412,000       $   0.96         406,500       $   0.96
                                  ============   ============   ===========    ============   ===========    ==============

Options exercisable at
   end of year                        272,000      $   0.95       392,002       $   0.96         304,583       $   0.94
Weighted average fair
   value of options
   granted end of year                      0      $   0.00        15,000       $   2.09          30,000       $   1.28

   Following is a summary of warrants issued to employees:

                                                                    Employee warrants
                                  --------------------------------------------------------------------------------------
                                              2002                        2001                         2000
                                  --------------------------   --------------------------   ----------------------------
                                                   Weighted                     Weighted                    Weighted
                                     Number        average        Number        average        Number        average
                                       of          exercise         of          exercise         of         exercise
                                     shares         price         shares         price         shares         price
                                  -----------   ------------   -----------   ------------   -----------   --------------

Outstanding at beginning
   of year                           825,000       $   1.10       576,000       $   0.90       800,000      $   0.90
Granted                              160,000           1.50        25,000           2.50             0          0.00
Exercised                                  0           0.00             0           0.00             0          0.00
Forfeited                                  0           0.00             0           0.00             0          0.00
Expired                                    0           0.00             0           0.00             0          0.00
                                  -----------   ------------   -----------   ------------   -----------   --------------

Outstanding at end of year           985,000       $   1.04       825,000       $   0.96       800,000      $   0.90
                                  ===========   ============   ===========   ============   ===========   ==============

Options exercisable at
   End of year                       985,000       $   1.04       825,000       $   1.10       800,000      $   0.90
Weighted average fair
   value of options
   granted end of year               160,000       $   1.36        25,000       $   2.50             0      $   0.00

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS


Note I - Stock warrants:

   During the years ended March 31, 2002, 2001 and 2000, the Company issued 180,000, 151,035 and 130,000 warrants to certain service providers and business partners at exercise prices ranging from $0.84 to $4.00. The warrants can be exercised at any time and expire at various dates through November 20, 2006.

   In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. For the years ended March 31, 2002 and 2001, the Company recognized $91,186 and $131,162, respectively, as compensation expense and $-0- and $120,320, respectively, as stock issuance cost during the years ended March 31, 2002 and 2001 related to warrants issued to non-employees. The Company recognized no compensation expense or assets for the year ended March 31, 2000, with respect to warrants issued to non-employees, as these amounts were not significant.

   For the years ended March 31, 2002 and 2001, the Company issued 1,575,000 and 716,965 warrants, respectively, in connection with stock offerings. No warrants were issued for the year ended March 31, 2000 in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the years ended March 31, 2002, 2001 and 2000.

   As of March 31, 2002, 1,022,493 of these warrants have been exercised; none have been forfeited; and 4,318,703 remain outstanding, of which 4,318,703 were vested and exercisable. At March 31, 2002, the remaining weighted average contractual life was approximately 4.7 years.

   The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

                                           2002                  2001                 2000
                                     ------------------    ------------------   -----------------
         Expected dividend yield           0.00%                 0.00%                0.00%
         Risk-free interest rate           4.39%                 5.69%                6.31%
         Expected life                   1.5 years          0.5 - 3.5 years      2.5 - 3.5 years
         Expected volatility            86% - 131%               172%                 177%

   Following is a summary of warrants issued to non-employees in exchange for goods and services:

                                              2002                          2001                           2000
                                  ----------------------------- ------------------------------ -----------------------------
                                                   Weighted                       Weighted                      Weighted
                                     Number        average          Number        average          Number        average
                                       of          exercise           of          exercise           of         exercise
                                     shares         price           shares         price           shares         price
                                  ------------- --------------- -------------- --------------- --------------- -------------
Outstanding at beginning
  Of year                            621,035      $   1.76          470,000       $   1.36         340,000       $   1.30
Granted                              180,000          1.94          151,035           3.01         130,000           1.52
Exercised                                  0          0.00                0           0.00               0           0.00
Forfeited                                  0          0.00                0           0.00               0           0.00
Expired                                    0          0.00                0           0.00               0           0.00
                                  ------------- --------------- -------------- --------------- --------------- -------------
Outstanding at end of year           801,035      $   1.76          621,035       $   1.76         470,000       $   1.36
                                  ============= =============== ============== =============== =============== =============
Options exercisable at
  End of year                        801,035      $   1.76          621,035       $   1.76         470,000       $   1.36
Weighted average fair
   value of options
   granted end of year               180,000      $   1.97          151,035       $   1.67         130,000       $   1.08

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS

Note I - Stock warrants (continued):

   The following is a summary of warrants issued in connection with stock offerings:

                                              2002                            2001                           2000
                                  ------------------------------  ------------------------------ ------------------------------
                                                    Weighted                        Weighted                       Weighted
                                      Number        average           Number        average           Number        average
                                        of          exercise            of          exercise            of         exercise
                                      shares         price            shares         price            shares         price
                                  -------------- ---------------  -------------- --------------- --------------- --------------
Outstanding at beginning
  of year                            1,252,668      $   1.75         1,033,203      $   1.14         1,465,500      $   1.07
Granted                              1,575,000          1.95           716,965          2.39                 0          0.71
Exercised                             (200,000)         1.15          (420,196)         1.02          (402,297)         1.07
Forfeited                                    0          0.00                 0          0.00                 0          0.00
Expired                                (95,000)         3.04           (77,304)         2.01           (30,000)         1.07
                                  -------------- ---------------  -------------- --------------- --------------- --------------
Outstanding at end of year           2,532,668      $   1.64         1,252,668      $   1.75         1,033,203      $   1.14
                                  ============== ===============  ============== =============== =============== ==============

Options exercisable at
  end of year                        2,532,668      $   1.64         1,252,668      $   1.75          1,033,203     $   1.14
Weighted average fair
   value of options
   granted end of year               1,575,000      $   1.95           716,965      $   2.39                  0     $   0.00

   Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note H):

                                              2002                            2001                           2000
                                  ------------------------------  ------------------------------ ------------------------------
                                                    Weighted                        Weighted                       Weighted
                                      Number        average           Number        average           Number        average
                                        of          exercise            of          exercise            of         exercise
                                      shares         price            shares         price            shares         price
                                  -------------- ---------------  -------------- --------------- --------------- --------------
Outstanding at beginning
  of year                            2,698,703      $   1.75         2,303,203      $   1.14          2,605,500     $   1.07
Granted                              1,915,000          1.59           973,000          2.39            130,000         1.52
Exercised                             (200,000)         1.15          (420,196)         1.02           (402,297)        0.71
Forfeited                                    0          0.00                 0          0.00                  0         0.00
Expired                                (95,000)         3.04           (77,304)         2.01            (30,000)        1.07
                                  -------------- ---------------  -------------- --------------- --------------- --------------
Outstanding at end of year           4,318,703      $   1.62         2,778,703      $   1.75          2,303,203     $   4.88
                                  ============== ===============  ============== =============== =============== ==============

Options exercisable at
  end of year                        4,318,703      $   1.66         2,698,703      $   1.75          2,303,203     $   4.88
Weighted average fair
  value of options
  granted end of year                1,915,000      $   1.62           893,000      $   2.39            130,000     $   1.52

                                      F-21

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS


Note J - Commitments:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2002:

                 Year ending
                  March 31,                                         Amount
                ----------------                                 -------------

                     2003                                           $ 176,433
                     2004                                             169,524
                     2005                                             170,526
                     2006                                             127,895
                                                                 -------------

                                                                    $ 644,378
                                                                 =============


   Total rent expense charged to operations was $202,541, $153,515 and $76,317 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

Note L - Extinguishment of debt:

   During the year ended March 31, 2002, the Company negotiated settlement of amounts owed to a certain holder of a note payable by the Company. The negotiated settlement resulted in a reduction of the Company's notes and accrued interest payable in the amount of $11,992, which has been reported as an extraordinary item in the accompanying statements of operations.

   During the year ended March 31, 2001, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company's accounts payable and accrued operating expenses in the amount of $74,375, which has been reported as an extraordinary item in the accompanying statements of operations.

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS


Note M - Operation and management's intent:

   Operating losses
   ----------------

      The Company has incurred substantial operating losses to date. The Company has raised, and intends to continue to raise, additional capital through subsequent offerings of its common stock in over-the-counter securities markets.

   Contingency
   -----------

      On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company $570,000 for the rights to utilize the Company's software applications in certain geographical markets. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. As of March 31, 2002, the Company had completed one installation, and $342,118 remains as deferred revenue.

      On September 25, 2000, KMC notified the Company that the initial installation would not be accepted and KMC intends to terminate the agreement. In addition, KMC requested the refund of the initial fees and other amounts paid to the Company. The Company believes it has fully complied with the terms and conditions of the agreement and intends to vigorously defend its position. Accordingly, no provision for losses in connection with the KMC agreement has been charged to revenue in the accompanying financial statements. If required to refund such monies, it would result in a charge to revenue in the period that the refund is ascertained and could impair the Company's ability to continue as a going concern. The Company filed a breach of contract suit against KMC on November 16, 2000 (see Note N).

   Stock offerings
   ---------------

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

   Operations
   ----------

      As of March 31, 2002, the Company has entered into forty revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company began receiving revenue from the agreements in November 2000.

                                PREFERRED VOICE

                         NOTES TO FINANCIAL STATEMENTS


Note M - Operation and management's intent (continued):

   Management's intent
   -------------------

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

Note N - Legal matters:

   The Company has filed a suit against KMC Telecom Holdings, Inc. (KMC) claiming breach of contract (see Note M, Contingency) and, subsequently, KMC filed a counterclaim also claiming breach of contract. The case is set to begin in October 2002; however, both parties have been engaged in settlement discussions, with the current offer involving the payment of no money from either party and the mutual dismissal of all claims. The Company views the potential exposure to the counterclaim as minimal and believes that as the lawsuit progresses, it will result in a positive recovery. Due to the uncertainty of the outcome, as of March 31, 2002, no accrual for possible gain from the lawsuit has been made.