Form 10QSB
period 2002-06-30
PREFERRED VOICE INC
filed 2002-08-14
CIK 946822

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Period Ended June 30, 2002.
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 for the Transition Period From_______to______

Commission File Number  33-92894

                              PREFERRED VOICE, INC.

            Delaware                                75-2440201
----------------------------------       -----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas, TX                                            75206
----------------------------------       -----------------------------------
(Address of Principal Executive                     (Zip Code)
         Offices)

                                 (214) 265-9580
----------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code.)

                                 Not Applicable
----------------------------------------------------------------------------
              (Former name, Former Address and Former Fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 18,407,493 shares as of August 9, 2002.

Transitional Small Business Format    Yes ___   No  X

                                      INDEX

                              PREFERRED VOICE, INC.

Part I.  Financial Information                                                        1

Item 1.  Financial Statements                                                         1

         Balance Sheets-June 30, 2002, June 30, 2001 and March 31, 2002.              1

         Statements of Operations-Three Months Ended June 30, 2002 and 2001
         and for the Year Ended March 31, 2002.                                       3

         Statements of Cash Flows-Three Months Ended June 30, 2002 and 2001
         and for the Year Ended March 31, 2002.                                       4

         Notes to Financial Statements - June 30, 2002.                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   13

Part II. Other Information                                                           16

Item 1.  Legal Proceedings                                                           16

Item 2.  Changes in Securities                                                       16

Item 3.  Defaults upon Senior Securities                                             17

Item 4.  Submission of Matters to a Vote of Security Holders                         17

Item 5.  Other Information                                                           17

Item 6.  Exhibits and Reports on Form 8-K                                            17

Signatures                                                                           18

                              PREFERRED VOICE, INC.
                            CONDENSED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                                 MARCH 31, 2002

                                                          JUNE 30,         JUNE 30,         MARCH 31,
                                                           2002              2001             2002
                                                        (UNAUDITED)      (UNAUDITED)        (AUDITED)
                                                      --------------    -------------    -------------
         ASSETS

Current assets:
   Cash and cash equivalents                          $      427,929    $   1,283,070    $   1,302,754
   Accounts receivable, net of allowance
    for doubtful accounts of $36,578, -0-, and
    $36,578 respectfully                                     163,114           65,204          162,940
   Employee advances                                           2,077            3,144            2,638
   Inventory                                                       0           49,085                0
   Prepaid expenses                                           27,686              203           28,411
                                                      --------------    -------------    -------------
      Total current assets                            $      620,806    $   1,400,706    $   1,496,743
                                                      --------------    -------------    -------------
Property and equipment:
   Computer equipment                                 $    1,680,635    $     933,428    $   1,678,172
   Furniture and fixtures                                     42,691           42,691           42,691
   Office equipment                                           62,997           61,889           62,997
                                                      --------------    -------------    -------------
                                                      $    1,786,323    $   1,038,008    $   1,783,860
   Less accumulated depreciation                             474,744          247,176          408,104
                                                      --------------    -------------    -------------

      Net property and equipment                      $    1,311,579    $     790,832    $   1,375,756
                                                      --------------    -------------    -------------

Other assets:
   Notes receivable                                   $       12,000    $           0    $           0
   Capitalized software development costs, net
    of accumulated amortization of $616,795,
    $387,421 and $588,815, respectively                      351,068          403,436          316,474
   Deposits                                                   23,019           15,687           23,019
   Trademarks and patents, net of accumulated
    amortization of $455, $-0- and $-0-
    respectively                                              53,318           51,091           53,535
                                                      --------------    -------------    -------------

      Total other assets                              $      439,405    $     470,214     $    393,028
                                                      --------------    -------------    -------------

      Total assets                                    $    2,371,790    $   2,661,752    $   3,265,527
                                                      ==============    =============    =============

                                                       JUNE 30,              JUNE 30,            MARCH 31,
                                                         2002                  2001                2002
                                                     (UNAUDITED)           (UNAUDITED)          (AUDITED)
                                                   ---------------       ---------------      ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $       254,968       $       150,671      $    333,636
   Accrued operating expenses                               32,280                36,059            98,420
   Accrued vacation                                         15,076                31,356            23,715
   Accrued payroll and payroll taxes                         2,044                41,720             4,501
   Accrued interest payable                                 34,569                38,815            33,319
   Deferred revenue                                        344,076               342,118           344,618
   Current maturities of long-term debt                          0                20,000                 0
   Note payable                                             50,866                50,866            50,866
                                                   ---------------       ---------------      ------------

      Total current liabilities                    $       733,879       $       711,605      $    889,075
                                                   ---------------       ---------------      ------------

Long-term debt                                     $        50,000       $           -0-      $     50,000
                                                   ---------------       ---------------      ------------

Commitments (Notes F and G)

Stockholders' equity:
   Common stock, $0.001 par  value;
    50,000,000 shares authorized;
    18,407,493, 15672,586 and 18,407,493
    shares issued respectively                     $        18,407       $        15,745      $     18,407
   Additional paid-in capital                           17,817,465            14,652,779        17,817,465
   Accumulated deficit                                 (16,246,455)          (12,716,872)      (15,507,914)
   Treasury stock -  22,500 shares at cost                  (1,506)               (1,505)           (1,506)
                                                   ---------------       ---------------      ------------

      Total stockholders' equity                   $     1,587,911       $     1,950,147      $  2,326,452
                                                   ---------------       ---------------      ------------

      Total liabilities and stockholders'
       equity                                      $     2,371,790       $     2,661,752      $  3,265,527
                                                   ===============       ===============      ============

                              PREFERRED VOICE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      AND FOR THE YEAR ENDED MARCH 31, 2002

                                                    JUNE 30,               JUNE 30,              MARCH 31,
                                                      2002                   2001                  2002
                                                   (UNAUDITED)            (UNAUDITED)            (AUDITED)
                                                 ----------------     ------------------    ------------------
Sales                                            $        417,084     $           84,272    $        1,474,465

Cost of sales                                             193,416                 19,211               462,311
                                                 ----------------     ------------------    ------------------

     Gross profit                                $        223,668     $           65,061    $        1,012,154
                                                 ----------------     ------------------    ------------------

General and administrative expenses              $        962,277     $        1,107,984    $        4,854,006
                                                 ----------------     ------------------    ------------------

Loss from operations                             $       (738,609)    $       (1,042,923)   $       (3,841,852)
                                                 ----------------     ------------------    ------------------

Other income (expense):
  Interest income                                $          3,332     $                0    $                0
  Interest expense                                         (1,250)                (1,150)               (5,255)
  Other expense                                            (2,014)                     0                     0
                                                 ----------------     ------------------    ------------------

     Total other income (expense)                $             68     $           (1,150)   $           (5,255)
                                                 ----------------     ------------------    ------------------

Loss from operations before income taxes         $       (738,541)    $       (1,044,073)   $       (3,847,107)

Provision for income taxes                                      0                      0                     0
                                                 ----------------     ------------------    ------------------

Loss from operations before extraordinary item   $       (738,541)    $       (1,044,073)   $       (3,847,107)

Gain from extinguishments of debt (net of
 applicable income taxes of $-0-)                               0                      0                11,992
                                                 ----------------     ------------------    ------------------

Net loss                                         $       (738,541)    $       (1,044,073)   $       (3,835,115)
                                                 ================     ==================    ==================

Per share amounts:
   Loss from operations                          $          (0.04)    $            (0.07)   $            (0.23)
                                                 ================     ==================    ==================

   Net loss per share                            $          (0.04)    $            (0.07)   $            (0.23)
                                                 ================     ==================    ==================

See independent accountants' review report.
The accompanying notes are an integral part of these statements.

                              PREFERRED VOICE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      AND FOR THE YEAR ENDED MARCH 31, 2002

                                                             JUNE 30,            JUNE 30,         MARCH 31,
                                                               2002                2001             2002
                                                            (UNAUDITED)        (UNAUDITED)        (AUDITED)
                                                          ----------------   --------------   ------------------
Cash flows from operating activities:
   Cash received from customers                           $        416,367   $       58,209   $        1,365,158
   Cash paid to suppliers and employees                         (1,214,207)      (1,174,571)          (4,707,443)
   Interest received                                                 3,332                0                    0
                                                          ----------------   --------------   ------------------

      Net cash used by operating activities               $       (794,508)  $   (1,116,362)  $       (3,342,285)
                                                          ----------------   --------------   ------------------

Cash flows from investing activities:
   Capital expenditures                                   $        (65,037)  $     (117,765)  $         (978,046)
   Increase in notes receivable                                    (12,000)               0                    0
   Employee advances (repayments)                                      562           (2,222)              (1,716)
                                                          ----------------   --------------   --=---------------

      Net cash used by investing activities               $        (76,475)  $     (119,987)  $         (979,762)
                                                          ----------------   --------------   ------------------

Cash flows from financing activities:
   Proceeds from issuance of stock                        $              0   $      783,667   $        4,072,035
                                                                         0                0               50,000
   Stock issuance costs                                             (3,842)               0             (232,986)
                                                          ----------------   --------------   ------------------

      Net cash provided (used) by financing activities    $        (3,842)   $      783,667   $        3,889,049
                                                          ----------------   --------------   ------------------

   Net decrease in cash and cash equivalents              $       (874,825)  $     (452,682)  $         (432,998)

Cash and cash equivalents:
   Beginning of period                                           1,302,754         ,735,752            1,735,752
                                                          ----------------   --------------   ------------------

   End of period                                          $        427,929   $    1,283,070   $        1,302,754
                                                          ================   ==============   ==================

See independent accountants' review report.
The accompanying notes are an integral part of these statements.

                                                         JUNE 30,          JUNE 30,         MARCH 31,
                                                          2002              2001              2002
                                                        (UNAUDITED)       (UNAUDITED)       (AUDITED)
                                                      --------------    --------------    -------------
Reconciliation of net loss to net
 cash used by operating activities:

   Net loss                                           $     (738,541)   $   (1,044,073)   $  (3,835,115)
                                                      --------------    --------------    -------------

   Adjustments to reconcile net loss to
    net cash used by operating activities:

      Depreciation and amortization                   $       95,076    $      103,403    $     465,723
      Gain on sale of fixed assets                                 0            (3,291)               0

      Fair value of stock warrants issued in
       Exchange for services                                       0                 0           91,186
       Forgiveness of debt                                         0                 0          (11,992)

      Changes in assets and liabilities:
       Increase in accounts receivable                          (175)          (26,063)        (123,799)

       Decrease in inventory                                       0                 0           49,085

       (Increase) in deposits                                      0            (1,594)          (8,926)

       Decrease (increase) in prepaid expenses                 4,567               290          (27,918)
       Increase in patents and trademarks                       (239)           (2,558)          (5,002)

       Decrease in accounts payable                          (78,668)         (187,599)          (4,634)

       Increase (decrease) in accrued expenses               (75,986)           45,123           66,607

       Decrease (increase) in customer deposits                 (542)                0            2,500
                                                      --------------    --------------    -------------

           Total adjustments                          $      (55,967)   $      (72,289)   $     492,830
                                                      --------------    --------------    -------------

Net cash used by operating activities                 $     (794,508)   $   (1,116,362)   $  (3,342,285)
                                                      ==============    ==============    =============

Supplemental schedule of non-cash
 investing and financing activities:

   Issuance of common stock in
    exchange for debt                                 $            0    $       15,196    $      34,247
                                                      ==============    ==============    =============

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION

       The accounting policies followed by Preferred Voice, Inc. are set forth in the Company's financial statements that are a part of its March 31, 2002, Form 10KSB and should be read in conjunction with the financial statements for the three months ended June 30, 2002, contained herein.

       The financial information included herein as of June 30, 2002, and for the three-month periods ended June 30, 2002 and 2001, have been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

       At June 30, 2002, the Company had cash balances of approximately $493,000 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items.

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

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   LOSS PER SHARE

       The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended June 30, 2002 and 2001, no computation of diluted EPS has been performed.

       Loss per share is based on the weighted average number of shares outstanding of 18,407,493 and 15,589,892 for the three months ended June 30, 2002 and 2001, respectively.

   INCOME TAXES

       Income taxes are accounted for using the liability method under the provisions of SFAS 109, Accounting for Income Taxes.

   TRADEMARKS AND PATENTS

       Certain costs incurred for the registration of trademarks and patents are capitalized and amortized. The amortization is calculated using the straight-line method, beginning when it is approved and continuing over its estimated useful or legal life, generally between 5 and 15 years.

   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning January 1, 2002 and thereafter. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale.

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

NOTE C - NOTE PAYABLE:

   Note payable consists of the following:

                                                                      JUNE 30,       MARCH 31,
                                                                       2002            2002
                                                                     ---------      ----------
         Note payable, Brite Voice Systems, Inc., dated
          January 31, 1997.  Note is unsecured.                      $  50,866      $   50,866
                                                                     =========      ==========

       The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for each of the three months ended June 30, 2002 and 2001, respectively.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE D - LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                                          JUNE 30,         MARCH 31,
                                                                            2002             2002
                                                                        -------------    -------------
      Note payable, 10% interest rate. Principal and
       accrued interest payable on September 30, 2003.
       Convertible into shares of the Company's common
       stock at a conversion rate of $2.00 of indebtedness
       per share of common stock.                                       $      50,000    $      50,000
                                                                        =============    =============

   Interest expense charged to operations related to the long-term debt was $1,250, and $1,150 for the three months ended June 30, 2002 and 2001, respectively.

NOTE E - COMMON STOCK:

   COMMON STOCK AUTHORIZED

       On September 29, 2000, the Company's Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company's stockholders on September 21, 2001.

   STOCK PURCHASE WARRANTS

       At June 30, 2002, the Company had outstanding warrants to purchase 4,318,703 shares of the Company's common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At June 30, 2002, 4,318,703 shares of common stock were reserved for that purpose.

   COMMON STOCK RESERVED

       At June 30, 2002, shares of common stock were reserved for the following purposes:

          Exercise of stock warrants                           4,318,703
          Exercise of future grants of stock options
           and stock appreciation rights under the
           1994 stock option plan                                337,132
          Exercise of future grants of stock options
           and stock appreciation rights under the
           2000 stock option plan                              2,000,000
                                                            ------------
                                                               6,655,835
                                                            ============

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE F - COMMITMENTS:

   The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2002:

                  YEAR ENDING
                   MARCH 31,                         AMOUNT
                -----------------                 -------------

                      2003                        $     176,433
                      2004                              169,524
                      2005                              170,526
                      2006                              127,895
                                                  -------------
                                                  $     644,378
                                                  =============

   Total rent expense charged to operations was $51,783 and $47,061 for the three months ended June 30, 2002 and 2001, respectively.

NOTE G - OPERATION AND MANAGEMENT'S INTENT:

   OPERATING LOSSES

       The Company has incurred substantial operating losses to date. The Company intends to increase sales by focusing on its marketing of revenue sharing agreements to various telecommunication service providers throughout the United States.

   CONTINGENCY

       On June 3, 1999, the Company entered into a software license agreement with KMC Telecom Holdings, Inc. (KMC). Under the terms of the agreement, KMC paid the Company $570,000 for the rights to utilize the Company's software applications in certain geographical markets. The agreement also calls for KMC to pay the Company a monthly license fee ranging from $1,000 to $3,500 per month for each software and hardware installation beginning in the 25th month after each installation. As of June 30, 2002, the Company had completed one installation, and $342,118 remains as deferred revenue.

       On September 25, 2000, KMC notified the Company that the initial installation would not be accepted and KMC intends to terminate the agreement. In addition, KMC requested the refund of the initial fees and other amounts paid to the Company. The Company believes it has fully complied with the terms and conditions of the agreement and intends to vigorously defend its position. Accordingly, no provision for losses in connection with the KMC agreement has been charged to revenue in the accompanying financial statements. If required to refund such monies, it would result in a charge to revenue in the period that the refund is ascertained and could impair the Company's ability to continue as a going concern. The Company filed a breach of contract suit against KMC on November 16, 2000 (see Note H).

   STOCK OFFERINGS

       In August 2000, the Company completed the issuance of an additional 1,142,858 common shares through a private offering, resulting in net proceeds (net of stock issuance costs) of $2,787,531. In connection with the offering, the Company also issued warrants to purchase 285,715 shares of common stock at a price of $2.625 per share.

                              PREFERRED VOICE, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

   OPERATIONS

       As of June 30, 2002, the Company has entered into forty-six revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company's services depending upon the level of revenue generated. The Company began receiving revenue from the agreements in November 2000.

   MANAGEMENT'S INTENT

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

NOTE H - LEGAL MATTERS:

   The Company has filed a suit against KMC Telecom Holdings, Inc. (KMC) claiming breach of contract (see Note G, Contingency) and, subsequently, KMC filed a counterclaim also claiming breach of contract. The case is set to begin in October 2002; however, both parties have been engaged in settlement discussions, with the current offer involving the payment of no money from either party and the mutual dismissal of all claims. The Company views the potential exposure to the counterclaim as minimal and believes that as the lawsuit progresses, it will result in a positive recovery. Due to the uncertainty of the outcome, as of June 30, 2002, no accrual for possible gain from the lawsuit has been made.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Form 10-KSB for the fiscal year ended March 31, 2002. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. ("KMC") we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed forty six (46) local telephone company and cell phone company multi-year contracts. Sixteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of June 30, 2002, these sixteen contracts were generating revenues of approximately $140,000 per month. The revenue sharing agreement, and not the sale of our hardware, is the primary method in which we intend to contract with customers to generate revenue going forward. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Four contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts by the second quarter of the fiscal year ending March 31, 2003.

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

Results of Operations

         We recorded a net loss of $738,541 or $0.04 per share, for the period ended June 30, 2002, compared to a net loss of, $1,044,073, or $0.07 per share for the period ended June 30, 2001.

         Total Sales

         Total revenue for the period ended June 30, 2002, was $417,084 compared to $84,272 for the period ended June 30, 2001. During the three months ended June 30, 2002 and 2001, our revenue consisted entirely of revenue sharing receipts from our customer phone companies. The increase of revenues reflects our commercial deployment of our services through our revenue sharing agreement with our customers.

         We anticipate that revenues from the sale of our services will grow gradually in the second half of our fiscal year 2003 as we continue to install VIP systems in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

         Cost of Sales

         Cost of sales for the period ended June 30, 2002 was $193,416 compared to $19,211 for the period ended June 30, 2001.Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

         Selling, General and Administrative

         Selling, general and administrative expenses for the period ended June 30, 2002 were $962,277 compared to $1,107,984 for the period ended June 30, 2001. The slight decrease from 2001 to 2002, are due to decreases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2003, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, we believe that such expenses will begin to increase again in fiscal year 2004 as the company expects to market new services.

         Core Technology Enhancements Software Applications and Hardware

         The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended June 30, 2002 and 2001, software development costs capitalized were $5,000 and $67,296, respectively. The amortization of capitalized software development costs for the periods ended June 30, 2002 and 2001 was $23,477 and $44,033 respectively.

         Income Taxes

         As of June 30, 2002, we had cumulative federal net operating losses of approximately $15.8 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

         Our cash and cash equivalents at June 30, 2002 were $427,929, a decrease of $874,825 from $1,302,754 at March 31, 2002. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

         On March 1, 2001, KMC gave written notice to us that it was terminating its agreement with us effective on the anniversary date, June 3, 2001, without cause. Upon a termination without cause under the terms of the contract, neither party would be entitled to receive any money back. However, we will continue to carry the $342,000 related to sales of hardware to KMC as deferred revenue until final judgment is entered on this case.
         We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation. We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $140,000 per month but we expect these to continue to rise to a level to meet our monthly cash requirements by October of 2002.

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

         We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. If we need to raise additional capital before November 21, 2002, we may be required to issue additional shares of our common stock to the stockholders who purchased their stock in the November 21, 2002 offering pursuant to the terms of the subscription agreement executed between us and such stockholders. At this time we are not projecting any requirements for additional employees during the next twelve (12) months. On May 31, 2002, we implemented a thirty-three (33) percent reduction in force and at August 9, 2002 we employed twenty (20) employees, eighteen (18) that were full time employees.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments in the litigation we have reported regarding KMC and Proxhill Marketing Limited in our Form 10-KSB for the fiscal year ended March 31, 2002, filed with the SEC on June 27, 2002 and we are not involved in any other material legal proceedings.

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

None

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

From June 21, 2002 to August 12, 2002, William J. Schereck, the Company's President purchased 25,000 shares of the Company's common stock through open market transactions at prices ranging from $0.26 to $0.51 per share.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number        Exhibit Description
-------       -------------------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PREFERRED VOICE, INC.

         August 14, 2002                /s/ William J. Schereck
-----------------------------           ----------------------------------------
         Date                           William J. Schereck
                                        President
                                        (Principal Executive Officer)


         August 14, 2002                /s/ Mary G. Merritt
-----------------------------           ----------------------------------------
         Date                           Mary G. Merritt
                                        Secretary, Treasurer and Vice President
                                        of Finance
                                        (Principal Financial Officer)