Form 10QSB
period 2002-09-30
PREFERRED VOICE INC
filed 2002-11-14
CIK 946822

United States Securities and Exchange Commission
Washington, D. C. 20549

Form 10-QSB

☒    Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

for the Period Ended September 30, 2002.

or

☐    Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

for the Transition Period From                      to

Commission File Number 33-92894

PREFERRED VOICE, INC.

Delaware	75-2440201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 Greenville Avenue Suite 570 Dallas, TX	75206
(Address of Principal Executive Offices)	(Zip Code)

(214) 265-9580
(Registrant’s Telephone Number, including area code.)

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

Yes  ☒    No  ☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value – 18,407,493 shares as of November 11, 2002.

Transitional Small Business Format    Yes  ☐    No  ☒

INDEX

Preferred Voice, Inc.

Part I.	Financial Information	1

Item 1.	Financial Statements	1

	Balance Sheets-September 30, 2002, September 30, 2001 and March 31, 2002.	1

	Statements of Operations-Three Months Ended September 30, 2002 and 2001 and Six Months Ended September 30, 2002 and 2001 and for the Year Ended March 31, 2002.	3

	Statements of Cash Flows-Six Months Ended September 30, 2002 and 2001 and for the Year Ended March 31, 2002.	4

	Notes to Financial Statements—September 30, 2002.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	17

Part II.	Other Information	17

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PREFERRED VOICE, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2002 and 2001
AND MARCH 31, 2002

	September 30, 2002 (unaudited)	September 30, 2001 (unaudited)	March 31, 2002 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,635	$234,723	$1,302,754
Accounts receivable, net of allowance for doubtful accounts of $36,578, $-0-, and $36,578	289,073	88,880	162,940
Employee advances	685	0	2,638
Inventory	0	49,085	0
Prepaid expenses	35,063	159	28,411

Total current assets	$538,456	$372,847	$1,496,743

Property and equipment:
Computer equipment	$1,684,003	$1,105,736	$1,678,172
Furniture and fixtures	42,691	42,691	42,691
Office equipment	62,997	62,997	62,997

	$1,789,691	$1,211,424	$1,783,860
Less accumulated depreciation	525,960	288,545	408,104

Net property and equipment	$1,263,731	$922,879	$1,375,756

Other assets:
Notes receivable	$12,000	$0	$0
Capitalized software development costs, net of accumulated amortization of $682,612, $453,444 and $588,815, respectively	291,619	425,873	316,474
Deposits	23,019	15,687	23,019
Trademarks and patents, net of accumulated amortization of $910, $-0- and $-0- respectively	74,144	52,365	53,535

Total other assets	$400,782	$493,925	$393,028

Total assets	$2,202,969	$1,789,651	$3,265,527

	September 30, 2002 (unaudited)	September 30, 2001 (unaudited)	March 31, 2002 (unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$284,302	$376,388	$333,636
Accrued operating expenses	38,853	31,264	98,420
Accrued vacation	17,351	33,001	23,715
Accrued payroll and payroll taxes	1,027	72,936	4,501
Accrued interest payable	30,819	39,515	33,319
Deferred revenue	342,118	342,118	344,618
Notes payable	100,866	70,866	50,866

Total current liabilities	$815,336	$966,088	$889,075

Long-term debt	$0	$0	$50,000

Commitments (Notes F, G and H)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,407,493 shares issued	$18,407	$15,745	$18,407
Additional paid-in capital	17,817,465	14,652,779	17,817,465
Accumulated deficit	(16,446,733)	(13,843,456)	(15,507,914)
Treasury stock – 22,500 shares at cost	(1,506)	(1,506)	(1,506)

Total stockholders’ equity	$1,387,633	$823,563	$2,326,452

Total liabilities and stockholders’ equity	$2,202,969	$1,789,651	$3,265,527

PREFERRED VOICE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001
AND FOR THE YEAR ENDED MARCH 31, 2002

	Three months ended September 30, 2002 (unaudited)	Six months ended September 30, 2002 (unaudited)	Three months ended September 30, 2001 (unaudited)	Six months ended September 30, 2001 (unaudited)	March 31, 2002 (audited)
Sales	$611,708	$1,028,792	$210,908	$295,180	$1,474,465
Cost of sales	163,457	356,873	54,335	73,545	462,311

Gross profit	$448,251	$671,919	$156,573	$221,635	$1,012,154

General and administrative expense	$648,505	$1,610,781	$1,282,459	$2,390,442	$4,854,006

Loss from operations	$(200,254)	$(938,862)	$(1,125,886)	$(2,168,807)	$(3,841,852)

Other income (expense):
Interest income	$1,224	$4,556	$0	$0	$0
Interest expense	(1,250)	(2,500)	(700)	(1,850)	(5,255)
Other expense	0	(2,015)	0	0	0

Total other income (expense)	$(26)	$41	$(700)	$(1,850)	$(5,255)

Loss from operations before income taxes	$(200,280)	$(938,821)	$(1,126,586)	$(2,170,657)	$(3,847,107)
Provision for income taxes	0	0	0	0	0

Loss from operations before extraordinary item	$(200,280)	$(938,821)	$(1,126,586)	$(2,170,657)	$(3,847,107)
Gain from extinguishments of debt (net of applicable income taxes of $-0-)	0	0	0	0	11,992
Net loss	$(200,280)	$(938,821)	$(1,126,586)	$(2,170,657)	$(3,835,115)

Per share amounts:
Loss from operations	$(0.01)	$(0.05)	$(0.07)	$(0.14)	$(0.23)

Net loss per share	$(0.01)	$(0.05)	$(0.07)	$(0.14)	$(0.23)

See independent accountants’ review report.
The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001
AND FOR THE YEAR ENDED MARCH 31, 2002

	September 30, 2002 (unaudited)	September 30, 2001 (unaudited)	March 31, 2002 (audited)
Cash flows from operating activities:
Cash received from customers	$900,158	$245,441	$1,365,158
Cash paid to suppliers and employees	(1,899,943)	(2,151,420)	(4,707,443)
Interest received	4,556	0	0
Interest paid	(5,000)	0	0

Net cash used by operating activities	$(1,000,229)	$(1,905,979)	$(3,342,285)

Cash flows from investing activities:
Capital expenditures	$(74,772)	$(379,639)	$(978,046)
Increase in notes receivable	(12,000)	0	0
Employee advances (repayments)	1,953	922	(1,716)

Net cash used by investing activities	$(84,819)	$(378,717)	$(979,762)

Cash flows from financing activities:
Proceeds from issuance of stock	$0	$783,667	$4,072,035
Proceeds from issuance of note	0	0	50,000
Stock issuance costs	(4,071)	0	(232,986)

Net cash provided (used) by financing activities	$(4,071)	$783,667	$3,889,049

Net decrease in cash and cash equivalents	$(1,089,119)	$(1,501,029)	$(432,998)

Cash and cash equivalents:
Beginning of period	1,302,754	1,735,752	1,735,752

End of period	$213,635	$234,723	$1,302,754

See independent accountants’ review report.
The accompanying notes are an integral part of these statements.

	June 30, 2002 (unaudited)	June 30, 2001 (unaudited)	March 31, 2002 (unaudited)
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(938,821)	$(2,170,657)	$(3,835,115)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	$212,564	$210,793	$465,723
(Gain) loss on sale of fixed assets	2,014	(3,291)	0
Fair value of stock warrants issued in Exchange for services	0	0	91,186
Forgiveness of debt	0	0	(11,992)

Changes in assets and liabilities:
Increase in accounts receivable	(126,134)	(49,739)	(123,799)
Decrease in inventory	0	0	49,085
(Increase) in deposits	0	(1,594)	(8,926)
(Increase) decrease in prepaid expenses	(2,581)	334	(27,918)
Increase in patents and trademarks	(23,533)	(3,832)	(5,002)
Increase (decrease) in accounts payable	(49,335)	38,118	(4,634)
Increase (decrease) in accrued expenses	(71,903)	73,889	66,607
Decrease in customer deposits	(2,500)	0	2,500

Total adjustments	$(61,408)	$264,678	$492,830

Net cash used by operating activities	$(1,000,229)	$(1,905,979)	$(3,342,285)

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for debt	$0	$16,786	$34,247

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note A—General organization:

Preferred Voice, Inc. (the “Company”) is a Delaware corporation incorporated in 1992. On February 25, 1997, the Company’s stockholders approved changing the name of the Company to better reflect the nature of the Company’s business. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995. The Company provides voice recognition services to the telecommunications industry throughout the United States and maintains its principal offices in Dallas, Texas.

Note B—Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2002, Form 10KSB and should be read in conjunction with the financial statements for the three and six months ended September 30, 2002, contained herein.

The financial information included herein as of September 30, 2002, and for the three and six month periods ended September 30, 2002 and 2001, have been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Concentration of business, market and credit risks

In the normal course of business, the Company extends unsecured credit to its customers with payment terms generally 30 days. Because of the credit risk involved, management provides an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete nonperformance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of nonperformance.

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

At September 30, 2002, the Company had cash balances of approximately $226,000 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items.

For the three months ended September 30, 2002, the Company earned 21% of revenue from one customer. At September 30,2002, accounts receivable includes 28% receivable from one customer.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note B—Summary of significant accounting policies (continued):

Capitalized software development

The Company has adopted the provisions of FASB No. 86, Accounting for the Costs of Computer Software to Be Sold, Lease, or Otherwise Marketed, to account for its internally developed software costs since the Company is dependent on the software to provide the voice recognition services. Under the provisions of FASB No. 86, costs incurred prior to the product’s technological feasibility are expensed as incurred. The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use and released to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years.

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

Fair value of financial instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company’s financial statements include cash and cash equivalents, trade accounts receivable, other receivables, other assets, notes payable and long-term debt. Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of long-term debt approximates fair value as terms approximate those currently available for similar debt instruments.

Revenue recognition

For recognizing revenue, the Company applies the provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. In most cases, the services being performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues are recognized when evidence of a completed transaction exists, generally when services have been rendered. In situations where the Company receives an initial payment for future services, the Company defers recognition of revenue, and recognizes the revenue over the life of the respective contract.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note B—Summary of significant accounting policies (continued):

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended September 30, 2002 and 2001, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 18,407,493 and 15,722,071 for the three months ended September 30, 2002 and 2001, respectively, and 18,407,493 and 13,746,255 for the six months ended September 30, 2002 and 2001, respectively.

Income taxes

Income taxes are accounted for using the liability method under the provisions of SFAS 109, Accounting for Income Taxes.

Trademarks and patents

Certain costs incurred for the registration of trademarks and patents are capitalized and amortized. The amortization is calculated using the straight-line method, beginning when it is approved and continuing over its estimated useful or legal life, generally between 5 and 20 years.

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

Reclassification

Certain amounts were reclassified in the prior years. The purpose of the reclassification is to give a more accurate representation of the Company’s operations. The reclassification did not affect the representation of the Company’s overall performance or net income or losses.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note B—Summary of significant accounting policies (continued):

Reporting comprehensive income and operating segments

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements has had no impact on the Company’s financial position, results of operations, cash flow or related disclosures.

Stock based compensation

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

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

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note C—Notes payable:

Notes payable consist of the following:

	September 30, 2002	March 31, 2002
Note payable, Brite Voice Systems, Inc., dated January 31, 1997. Note is unsecured.	$50,866	$50,866

Note payable, 10% interest rate. Principal and accrued interest payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	50,000	0

	$100,866	$50,866

The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the notes payable was $1,250 and $-0- for the three months ended September 30, 2002 and 2001, respectively.

Note D—Long-term debt:

Long-term debt consists of the following:

	September 30, 2002	March 31, 2002
Note payable, 10% interest rate. Principal and accrued interest payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	$0	$50,000

Interest expense charged to operations related to the long-term debt was $-0- and $700 for the three months ended September 30, 2002 and 2001, respectively.

Note E—Common stock:

Common stock authorized

On September 29, 2000, the Company’s Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company’s stockholders on September 21, 2001.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note E—Common stock (continued):

Stock purchase warrants

At September 30, 2002, the Company had outstanding warrants to purchase 4,318,703 shares of the Company’s common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At September 30, 2002, 4,318,703 shares of common stock were reserved for that purpose.

Common stock reserved

At September 30, 2002, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	4,318,703
Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000

6,655,835

Note F—Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2002:

Year ending March 31,	Amount
2003	$176,433
2004	169,524
2005	170,526
2006	127,895

$644,378

Total rent expense charged to operations was $52,209 and $51,062 for the three months ended September 30, 2002 and 2001, respectively.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note G—Operation and management’s intent:

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

Operations

As of September 30, 2002, the Company has entered into forty-seven revenue sharing agreements with various telecommunication service providers throughout the United States. Generally, the agreements provide for the Company to receive 30% to 70% of the revenue from the sale of the Company’s services depending upon the level of revenue generated. The Company began receiving revenue from the agreements in November 2000.

Management’s intent

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to meet the Company’s financial requirements will provide the Company the opportunity to continue as a going concern.

Note H—Contingencies:

The Company has been the plaintiff and the counter-defendant in a lawsuit with a former customer. The former customer placed a cash deposit for an order of certain items with the Company. After the customer received the first stage of its order, the customer wanted to cancel the order. The Company claimed that under the terms of the order the customer was not entitled to a refund of its deposits as deferred revenue.

In September 2002, the lawsuit proceeded to trial. The jury returned its verdict on September 25, 2002; but prior to any judgment being signed by the court, the parties announced that all matters in dispute between them had been resolved by an agreement. Among other items, the agreement called for the Company to return $150,000 of the customer’s deposit no later than October 1, 2003. The two parties requested that the court sign the agreement. As of September 30, 2002 and the subsequent period between September 30, 2002 and the date of the review report, the court has yet to sign the agreement. The Company will not recognize the difference between the deferred revenue and settlement agreement amount as revenue until the court signs the agreement; therefore, the total deferred revenue will remain on the Company’s balance sheet. As of September 30, 2002 and March 31, 2001, the balance in deferred revenue is $344,618.

Item 2.    Management’s Discussion and Analysis of Financial
Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-KSB for the fiscal year ended March 31, 2002. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

Overview

We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. Since June of 1997, we have focused solely on the development, testing, and deployment of voice activated telecommunications services that would allow any consumer the ability to “dial” their calls using their voice.

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

We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. (“KMC”) we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed forty eight (48) local telephone company and cell phone company multi-year contracts. Seventeen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of September 30, 2002, these seventeen contracts were generating revenues of approximately $190,000 per month. The revenue sharing agreement, and not the sale of our hardware, is the primary method in which we intend to contract with customers to generate revenue going forward. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. One contracting phone company is in the system acceptance and early marketing stages, and we should generate revenues from this contract by the third quarter of the fiscal year ending March 31, 2003.

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

•	secure adequate financial and human resources to meet our requirements, including adequate numbers of technical support staff to provide service for our phone company customers;

•	establish and maintain relationships with phone companies;

•	make sure the VIP system works with the telephone switches of all of the major manufacturers;

•	establish a lead time for delivery of hardware;

•	achieve user acceptance for our services;

•	generate reasonable margins on our services;

•	deploy and install VIP systems on a timely and acceptable schedule;

•	respond to competitive developments;

•	mitigate risk associated with our technology by obtaining patents and copyrights and other protections of our intellectual property; and

•	continually update our software to meet the needs of consumers.

Failure to achieve these objectives could adversely affect our business, operating results and financial condition.

Results of Operations

We recorded a net loss of $938,821 or $0.05 per share, for the six-month period ended September 30, 2002, compared to a net loss of $2,170,657 or $0.14 per share, for the six-month period ended September 30, 2001. For the three-month period ended September 30, 2002, we recorded a net loss of $200,280, or $.01 per share compared to a net loss of $1,126,586 or $.07 per share for the three-month period ended September 30, 2001.

Total Sales

Total revenue for the six-month period ended September 30, 2002, was $1,028,792 compared to $295,180 for the six-month period ended September 30, 2001. Total revenue for the three-month period ended September 30, 2002, was $611,708 compared to $210,908 for the three-month period ended September 30, 2001. Revenues in both the six-month and three-month periods for both years consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services. The increase of revenues reflects our commercial deployment of our services through our revenue sharing agreement with our customers.

We anticipate that revenues from the sale of our services will grow gradually in the second half of our fiscal year 2003 as we continue to install VIP systems in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

Cost of Sales

Cost of sales for the six-month period ended September 30, 2002 was $356,873 compared to $73,545 for the six-month period ended September 30, 2001. Cost of sales for the three-month period ended September 30, 2002 was $163,457 compared to $54,335 for the three-month period ended September 30, 2001. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2002 were $1,610,781 compared to $2,390,442 for the six-month period ended September 30, 2001. Selling, general and administrative expenses for the three-month period ended September 30, 2002 were $648,505 compared to $1,282,459 for the three-month period ended September 30, 2001. The decrease from 2001 to 2002, are due to decreases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2003, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, we believe that such expenses will begin to increase again in fiscal year 2004 as the company expects to market new services.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended September 30, 2002 and 2001, software development costs capitalized were $68,941 and $155,155, respectively. The amortization of capitalized software development costs for the periods ended September 30, 2002 and 2001 was $47,507 and $119,738 respectively.

Income Taxes

As of September 30, 2002, we had cumulative federal net operating losses of approximately $16 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2002 were $213,635, a decrease of $1,089,119 from $1,302,754 at March 31, 2002. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

On June 3, 1999, we entered into a software license agreement with KMC. Under the terms of the agreement, KMC paid us an initial license fee of $570,000. It has also paid us $391,000 for hardware for eight installations. The agreement provides for a total of 39 installations and grants KMC the ability to add up to 81 additional installations.

To date we have installed one system. On September 25, 2000, KMC wrote us and asserted that since it had not accepted the initial installation within 90 days, it was refusing to accept the system and exercising its right to terminate the agreement with cause under the terms of the contract. KMC requested a refund of most monies paid relating to the initial market and a refund of all monies paid for other markets. We responded by informing KMC that under the terms of the agreement, KMC had already accepted the initial installation and, therefore, had no right to terminate the agreement with cause pursuant to the terms of the agreement,

On November 16, 2000, we filed a breach of contract suit against KMC and as of September 30, 2002 still carry approximately $342,000 in deferred revenue related to sales of hardware to KMC and we will continue to carry such amounts as deferred revenue until the conclusion of and final judgment on the case.

On March 1, 2001, KMC gave written notice to us that it was terminating its agreement with us effective on the anniversary date, June 3, 2001, without cause. Upon a termination without cause under the terms of the contract, neither party would be entitled to receive any money back.

On September 16, 2002 the lawsuit against KMC went to trial in the 101st Dallas District Court. The jury concluded that there was no breach by KMC in canceling the contract with Preferred but that Preferred had breached the contract with KMC by not completing system testing within the 90 day testing period specified in the contract but that Preferred was justified in its breach and therefore excused from paying damages to KMC. KMC and Preferred have agreed to a settlement agreement whereby Preferred will pay KMC $150,000 no later than October 1, 2003. We have requested that the court sign the agreement.

We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation. We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $200,000 per month and we expect these to continue to rise as we continue to deploy new customers and our current customers continue to provide services to their customers.

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

Future Obligations

We project our working capital needs to be $1,200,000 over the next six months for corporate overhead and equipment purchases to continue to deploy our systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance continued growth for the next six months. Such projections have been based on continued growth from our current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. If we need to raise additional capital before November 21, 2002, we may be required to issue additional shares of our common stock to the stockholders who purchased their stock in the November 21, 2001 offering pursuant to the terms of the subscription agreement executed between us and such stockholders. At this time we are not projecting any requirements for additional employees during the next twelve (12) months. On May 31, 2002, we implemented a thirty-three (33) percent reduction in force and at November 11, 2002 we employed nineteen (19) employees, seventeen (17) that were full time employees.

Item 3.    Controls and Procedures

1.
Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

2.
Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

With respect to the KMC Telecom Holdings litigation which was reported in the Form 10-KSB, on September 16, 2002 the lawsuit against KMC went to trial in the 101st Dallas District Court, Texas. The jury concluded that there was no breach by KMC in canceling the contract with Preferred but that Preferred had breached the contract with KMC by not completing system testing within the 90-day testing period specified in the contract and that Preferred was justified in its breach and therefore excused from paying damages to KMC. In regards to attorney’s fees, KMC and Preferred have agreed to a settlement agreement whereby Preferred will pay KMC $150,000 no later than October 1, 2003, which will be memorialized in the judgment of the 101st Dallas District Court and a related settlement agreement.

With respect to the Proxhill Marketing Ltd. litigation which was reported in the Form 10-KSB, Preferred Voice and Proxhill reached an agreement to dismiss both the Texas litigation and the Colorado litigation after Proxhill provided verified financials that it was unable to respond in damages once Preferred Voice prevailed in either lawsuit. The Texas litigation was dismissed on September 30, 2002 and the Colorado claim and counterclaim were dismissed on October 11, 2002.

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

None

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

Our Stockholders met for the 2002 Annual Meeting of the Stockholders on September 26, 2002.

At that meeting, the following directors were elected: G. Ray Miller, Mary G. Merritt, Scott V. Ogilvie and Leslie Melzer. Set forth in the following chart are the matters voted upon and the votes cast for, against or withheld, as well as abstentions and broker non-votes:

Proposals	For	Withhold/ Against	Abstain	Broker Non-Votes

Directors:
G. Ray Miller	13,567,898	212,500
Mary G. Merritt	13,767,898	12500
Scott V. Ogilvie	13,767,898	12500
Leslie Melzer	13,767,898	12500

Item 5.    Other Information.

None

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

PREFERRED VOICE, INC.

November 13, 2002	/s/ William J. Schereck
Date	William J. Schereck President

November 13, 2002	/s/ Mary G. Merritt
Date	Mary G. Merritt Secretary, Treasurer and Vice President of Finance (Principal Financial Officer)

CERTIFICATIONS

I, William J. Schereck, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Preferred Voice, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William J. Schereck

William J. Schereck
President
(Principal Executive Officer)
November 13, 2002

I, Mary G. Merritt, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Preferred Voice, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mary G. Merritt

Mary G. Merritt
Chief Financial Officer
(Principal Financial Officer)
November 13, 2002