Form 10QSB
period 2002-12-31
PREFERRED VOICE INC
filed 2003-02-13
CIK 946822

United States

Securities and Exchange Commission

Washington, D. C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 2002.

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

Common Stock, $ 0.001 Par Value—18,407,493 shares as of February 7, 2003.

Transitional Small Business Format  Yes  ☐  No  ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS

DECEMBER 31, 2002 AND MARCH 31, 2002

	December 31, 2002 (unaudited)	March 31, 2002 (audited)
Assets
Current assets:
Cash and cash equivalents	$154,874	$1,302,754
Accounts receivable	204,711	162,940
Employee advances	1,561	2,638
Prepaid expenses	27,240	28,411

Total current assets	$388,386	$1,496,743

Property and equipment:
Computer equipment	$1,709,185	$1,678,172
Furniture and fixtures	42,691	42,691
Office equipment	62,997	62,997

	$1,814,873	$1,783,860
Less accumulated depreciation	616,587	408,104

Net property and equipment	$1,198,286	$1,375,756

Other assets:
Notes receivable	$4,500	$0
Capitalized software development costs, net of accumulated amortization of $707,561 and $588,815, respectively	266,669	316,474
Deposits	23,019	23,019
Trademarks and patents, net of accumulated amortization of $1,365 and $-0-, respectively	74,843	53,535

Total other assets	$369,031	$393,028

Total assets	$1,955,703	$3,265,527

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

	December 31, 2002 (unaudited)	March 31, 2002 (audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$287,808	$333,636
Accrued operating expenses	69,983	98,420
Accrued vacation	3,885	23,715
Accrued payroll and payroll taxes	0	4,501
Accrued interest payable	32,069	33,319
Deferred revenue	0	344,618
Notes payable	100,866	50,866
Accrued lawsuit settlement	150,000	0

Total current liabilities	$644,611	$889,075

Long-term debt	$0	$50,000

Commitments and contingencies (Notes G and H)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,407,493 shares issued	$18,407	$18,407
Additional paid-in capital	17,817,465	17,817,465
Accumulated deficit	(16,523,274)	(15,507,914)
Treasury stock – 22,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity	$1,311,092	$2,326,452

Total liabilities and stockholders’ equity	$1,955,703	$3,265,527

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

DECEMBER 31, 2002 AND 2001

	Three months ended December 31, 2002 (unaudited)	Nine months ended December 31, 2002 (unaudited)	Three months ended December 31, 2001 (unaudited)	Nine months Ended December 31, 2001 (unaudited)
Sales	$577,724	$1,606,516	$565,402	$860,582
Cost of sales	228,441	585,314	194,002	267,547

Gross profit	$349,283	$1,021,202	$371,400	$593,035

General and administrative expenses	$617,695	$2,228,476	$1,150,502	$3,540,944

Loss from operations	$(268,412)	$(1,207,274)	$(779,102)	$(2,947,909)

Other income (expense):
Interest income	$560	$5,116	$0	$0
Interest expense	(1,266)	(3,766)	(1,950)	(3,800)
Other expense	0	(2,015)	0	0
Negotiated settlement	342,579	342,579	0	0
Lawsuit settlement	(150,000)	(150,000)	0	0

Total other income (expense)	$191,873	$191,914	$(1,950)	$(3,800)

Loss from operations before income taxes	$(76,539)	$(1,015,360)	$(781,052)	$(2,951,709
Provision for income taxes	0	0	0	0

Net loss	$(76,539)	$(1,015,360)	$(781,052)	$(2,951,709)

Per share amounts:
Loss from operations	$(0.01)	$(0.05)	$(0.05)	$(0.18)

Net loss per share	$(0.01)	$(0.05)	$(0.05)	$(0.18)

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

DECEMBER 31, 2002 AND 2001

	2002 (unaudited)	2001 (unaudited)
Cash flows from operating activities:
Cash received from customers	$1,562,706	$908,949
Cash paid to suppliers and employees	(2,606,573)	(3,413,900)
Interest received	5,116	0
Interest paid	(5,016)	0

Net cash used by operating activities	$(1,043,767)	$(2,504,951)

Cash flows from investing activities:
Capital expenditures	$(100,690)	$(775,473)
Increase in notes receivable	(4,500)	0
Employee advances	1,077	(252)

Net cash used by investing activities	$(104,113)	$(775,725)

Cash flows from financing activities:
Proceeds from issuance of stock	$0	$4,075,328
Proceeds from note payable	0	50,000
Stock issuance costs	0	(232,986)

Net cash provided by financing activities	$0	$3,892,342

Net decrease in cash and cash equivalents	$(1,147,880)	$611,666
Cash and cash equivalents:
Beginning of period	1,302,754	1,735,752

End of period	$154,874	$2,347,418

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

	2002 (unaudited)	2001 (unaudited)
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(1,015,360)	$(2,951,709)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	$329,330	$331,827
Gain on sale of fixed assets	0	(3,291)
Changes in assets and liabilities:
Increase in accounts receivable	(41,771)	(164,133)
Decrease in inventory	0	49,085
Increase in deposits	0	(8,926)
Decrease in prepaid expenses	1,171	313
Increase in patents and trademarks	(22,673)	(4,781)
Decrease in accounts payable	(45,828)	(60,433)
Increase in accrued expenses	95,982	94,597
Increase (decrease) in customer deposits	(344,618)	212,500

Total adjustments	$(28,407)	$446,758

Net cash used by operating activities	$(1,043,767)	$(2,504,951)

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for debt	$0	$16,786

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note A – General organization:

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

Note B – Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2002, Form 10KSB and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2002, contained herein.

The financial information included herein as of December 31, 2002, and for the three and nine-month periods ended December 31, 2002 and 2001, have been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

At December 31, 2002, the Company had cash balances of approximately $235,000 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items.

Capitalized software development

The Company has adopted the provisions of FASB No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, to account for its internally developed software costs since the Company is dependent on the software to provide the voice recognition services. Under the provisions of FASB No. 86, costs incurred prior to the product’s technological feasibility are expensed as incurred. The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use and

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note B – Summary of significant accounting policies (continued):

released to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years.

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended December 31, 2002 and 2001, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 18,407,493 and 16,736,507 for the three months ended December 31, 2002 and 2001, respectively, and 18,407,493 and 16,015,566 for the nine months ended December 31, 2002 and 2001, respectively.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note B – Summary of significant accounting policies (continued):

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

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note B – Summary of significant accounting policies (continued):

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

Gain from extinguishment of debt

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective for period beginning May 15, 2002 and thereafter. The Company plans to adopt the provision of SFAS No. 145 for the fiscal year ending March 31, 2003. SFAS No. 145, among other matters, addresses financial accounting and reporting for the extinguishment of debt, concluding that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases would be inconsistent with the criteria of ABP Opinion 30. Management has not fully assessed the effect of FASB No. 145; however, it believes that the adoption will result in a reclassification of extraordinary gains into ordinary income, with no effect on net income.

Note C – Notes payable:

Notes payable consist of the following:

	December 31, 2002	March 31, 2002
Note payable, Brite Voice Systems, Inc., dated January 31, 1997. Note is unsecured.	$50,866	$50,866
Note payable, 10% interest rate. Principal and accrued interest payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	50,000	0

	$100,866	$50,866

The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the notes payable was $1,250, $2,500, $-0- and $-0- for the three and nine months ended December 31, 2002 and 2001, respectively.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note D – Long-term debt:

Long-term debt consists of the following:

	December 31, 2002	March 31, 2002
Note payable, 10% interest rate. Principal and accrued interest payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	$0	$50,000

Interest expense charged to operations related to the long-term debt was $-0-, $1,250, $1,950 and $3,800 for the three and nine months ended December 31, 2002 and 2001, respectively.

Note E – Common stock:

Common stock authorized

On September 29, 2000, the Company’s Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company’s stockholders on September 21, 2001.

Stock purchase warrants

At December 31, 2002, the Company had outstanding warrants to purchase 4,403,703 shares of the Company’s common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At December 31, 2002, 4,403,703 shares of common stock were reserved for that purpose.

Common stock reserved

At December 31, 2002, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	4,403,703
Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000
Conversion of note payable	25,000

6,765,835

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note F – Negotiated settlement and lawsuit settlement:

The Company had been the plaintiff and counter-defendant in a lawsuit with a former customer. The former customer placed a cash deposit for an order of certain items with the Company. After the customer received the first stage of its order, the customer wanted to cancel the order. The Company claimed that under the terms of the order, the customer was not entitled to a refund of its deposits as deferred revenue.

The lawsuit proceeded to trial and the jury returned its verdict; but prior to any judgment being signed by the court, the parties announced that all matters in dispute between them had been resolved by an agreement. The court accepted the agreement. The agreement called for the Company to pay $150,000 to the customer no later than October 31, 2003. The Company has recognized $342,579 of previously deferred revenue related to the customer’s deposits.

Note G – Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2002:

Year ending March 31,	Amount
2003	$176,433
2004	169,524
2005	170,526
2006	127,895

$644,378

Total rent expense charged to operations was $51,975, $155,967, $52,510 and $150,633 for the three and nine months ended December 31, 2002 and 2001, respectively.

Note H – Operations and management’s intent:

Operating losses

The Company has incurred substantial operating losses to date. These losses have significantly depleted the Company’s cash balances. The Company does not have enough cash to continue to fund large operating losses. The ability of the Company to continue as a going concern is dependent on its ability to eliminate these operating losses.

Overview

The Company began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, the Company decided to sell their long distance customer base and assets in early 1997. Since June 1997, they have focused solely on the development, testing, and deployment of voice activated telecommunications services that would allow any consumers the ability to “dial” calls using their voice.

In December 1998, the Company realized that it would need extensive amounts of working capital to sell and market its services directly to individual consumers. Therefore, the Company began researching venues which already had inherent customer or subscriber bases. The first distribution channel that the Company explored was the use of master distributors in various cities and states around the country. The Company believes the distributors will be a source of direct subscriber addition once it includes the master distributor marketing area in the network of a VIP system, the first

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note H – Operations and management’s intent (continued):

deployment of which began in Miami, Florida in March 2002 with Boston, Massachusetts opening January 1, 2003. The second distribution channel is directly with (1) Incumbent Local Exchange Carriers or local telephone companies, (2) Wireless Communication Carriers or cell phone companies and (3) Competitive Local Exchange Carriers or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. The third distribution channel is through the network services division which provides third party service application providers access to wireline and wireless carriers through voice over internet protocol (VOIP) network hosted by a web-hosting provider.

The Company first attempted to sell its hardware and license application software but after only one such agreement with KMC Telecom Holdings, Inc. (“KMC”) decided to pursue revenue sharing whereby the Company provides all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by the customer to their subscribers. The entire sales force focuses on marketing revenue sharing agreements and, to date, has signed forty-nine (49) local telephone company and cell phone company multi-year contracts. Seventeen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues. As of December 31, 2002, these seventeen contracts were generating revenues of approximately $180,000 per month. The revenue sharing agreement, and not the sale of hardware, is the primary method in which the Company intends to contract with customers to generate revenue going forward. Since deployments began in October 2000, the Company has experienced increased revenues each month, but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Two contracting phone companies are in the system acceptance and early marketing stages, and the Company should generate revenues from these contracts in the fourth quarter of the fiscal year ending March 31, 2003.

The Company is still at an early stage of implementing their business plan. It is subject to risks inherent in the establishment and deployment of technology with which consumers have limited experience. The Company believes their services are services that any consumer who uses a phone can utilize. For example, any cell phone user who wants to speak a name or use the dial number feature without punching buttons on his cell phone would be a user, or a company who wants their employees accessed by the caller saying an employee name instead of asking the caller to punch in an extension or spell a name on the key pad. These services are generic to cell phone users as well as landline users, children as well as the elderly. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, the Company believes the public will be more apt to accept and utilize voice-related features. In order to succeed, the Company must:

•	secure adequate financial and human resources to meet requirements, including adequate numbers of technical support staff to provide service for their phone company customers;
•	establish and maintain relationships with phone companies;
•	make sure the VIP system works with the telephone switches of all of the major manufacturers;
•	establish a lead time for delivery of hardware;
•	achieve user acceptance for services;
•	generate reasonable margins on services;
•	deploy and install VIP systems on a timely and acceptable schedule;
•	respond to competitive developments;
•	mitigate risk associated with technology by obtaining patents and copyrights and other protections of the Company’s intellectual property; and
•	continually update software to meet the needs of consumers.

Failure to achieve these objectives could adversely affect business, operating results and financial condition.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note H – Operations and management’s intent (continued):

Future Obligations

The Company projects its working capital needs to be $1,200,000 over the next six months for corporate overhead and equipment purchases to continue deployment of its systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance continued growth for the next six months. Such projections are based on continued growth from current customers and customers which are already under contract utilizing the revenue rates that the Company has experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. The Company may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

On May 31, 2002, the Company implemented a thirty-three percent (33%) reduction in force.

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

In December of 1998, we realized that we would need extensive amounts of working capital to sell and market our services directly to individual consumers. Therefore, we began researching venues which already had inherent customer or subscriber bases. The first distribution channel that we explored was the use of master distributors in various cities and states around the country. We believe the distributors will be a source of direct subscriber addition once we include the master distributor marketing area in the network of a VIP system, the first deployment of which began in Miami, Florida in March of 2002 with Boston, Massachusetts opening January 1st, 2003. The second distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. Our third distribution channel is through our network services division which provides third party service application providers access to wireline and wireless carriers through our voice over internet protocol (VOIP) network hosted by a web hosting provider.

We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. (“KMC”) we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed forty nine (49) local telephone company and cell phone company multi-year contracts. Seventeen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of December 31, 2002, these seventeen contracts were generating revenues of approximately $180,000 per month. The revenue sharing agreement, and not the sale of our hardware, is the primary method in which we intend to contract with customers to generate revenue going forward. Since our deployments began in October of 2000, we have experienced increased revenues each month but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Two contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts in the fourth quarter of the fiscal year ending March 31, 2003.

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

Results of Operations

We recorded a net loss of $1,015,360 or $0.05 per share, for the nine-month period ended December 31, 2002, compared to a net loss of $2,951,709 or $0.18 per share, for the nine-month period ended December 31, 2001. For the three-month period ended December 31, 2002, we recorded a net loss of $76,539, or $.01 per share compared to a net loss of $781,052 or $.05 per share for the three-month period ended December 31, 2001.

Total Sales

Total revenue for the nine-month period ended December 31, 2002, was $1,606,516 compared to $860,582 for the nine-month period ended December 31, 2001. Total revenue for the three-month period ended December 31, 2002, was $577,724 compared to $565,402 for the three-month period ended December 31, 2001. Revenues in both the nine-month and three-month periods for the period ended December 31, 2002 consisted entirely of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services. Revenues in both the nine-month and three month periods for the period ended December 31, 2001 included $206,000 of one-time network service fees. The increase of revenues reflects our commercial deployment of our services through our revenue sharing agreement with our customers.

We anticipate that revenues from the sale of our services will continue to grow gradually throughout fiscal year 2003 as we continue to install VIP systems in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2002 was $585,314 compared to $267,547 for the nine-month period ended December 31, 2001. Cost of sales for the three-month period ended December 31, 2002 was $228,441 compared to $194,002 for the three-month period ended December 31, 2001. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods and marketing enhancements to our opt-out customers.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2002 were $2,228,476 compared to $3,540,944 for the nine-month period ended December 31, 2001. Selling, general and administrative expenses for the three-month period ended December 31, 2002 were $617,695 compared to $1,150,502 for the three-month period ended December 31, 2001. The decrease from 2001 to 2002, are due to decreases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2003, such expenses to include costs related to the number of employees, office space requirements and general overhead. However, we believe that such expenses will begin to increase again in fiscal year 2004 as the company expects to market new services.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended December 31, 2002 and 2001, software development costs capitalized were $63,941 and $178,845, respectively. The amortization of capitalized software development costs for the periods ended December 31, 2002 and 2001 was $122,331 and $196,051 respectively.

Other Income and Expense

The Company settled a lawsuit on November 18, 2002 that will require the company to pay $150,000 to a former customer no later than October 1, 2003. The company has recognized $342,579 of previously deferred revenue related to the customer’s deposit.

Income Taxes

As of December 31, 2002, we had cumulative federal net operating losses of approximately $16 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2002 were $154,874, a decrease of $1,147,880 from $1,302,754 at March 31, 2002. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation. We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $180,000 per month and we expect these to continue to rise as we continue to deploy new customers and our current customers continue to provide services to their customers.

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

Future Obligations

We project our working capital needs to be $1,200,000 over the next six months for corporate overhead and equipment purchases to continue to deploy our systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance steady growth for the next six months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. On May 31, 2002, we implemented a thirty-three (33) percent reduction in force and at January 31, 2003 we employed fifteen (15) employees, fourteen (14) that were full time employees.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

With respect to the KMC Telecom Holdings litigation which was reported in the Form 10-KSB, on September 16, 2002 the lawsuit against KMC went to trial in the 101st Dallas District Court, Texas. The jury concluded that there was no breach by KMC in canceling the contract with Preferred but that Preferred had breached the contract with KMC by not completing system testing within the 90-day testing period specified in the contract and that Preferred was justified in its breach and therefore excused from paying damages to KMC. In regards to attorney’s fees, KMC and Preferred have agreed to a settlement agreement whereby Preferred will pay KMC $150,000 no later than October 1, 2003, which was memorialized in the judgment of the 101st Dallas District Court and a related settlement agreement on November 18, 2002.

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

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On January 15, 2003, William J. Schereck resigned his position as President and Chief Operating Officer. The Company is the process of naming his replacement.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

99.1	CertificationPursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CertificationPursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

February 13, 2003	/s/ Mary G. Merritt
Date	Date Mary G. Merritt Secretary, Treasurer and Vice President of Finance (Principal Executive Officer)

CERTIFICATIONS

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

/s/ Mary G. Merritt

Mary G. Merritt

Vice President Finance

(Principal Executive Officer)

February 13, 2003

I, Ernest Gillespie, certify that:

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

/s/ Ernest Gillespie

Ernest Gillespie

Controller

(Principal Financial Officer)

February 13, 2003