Form 10KSB
period 2003-03-31
PREFERRED VOICE INC
filed 2003-06-30
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 33-92894

PREFERRED VOICE, INC.

(Name of Small Business Issuer in its Charter)

Delaware	75-2440201
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6500 Greenville Avenue Suite 570 Dallas, Texas	75206
(Address of Principal Executive Offices)	(Zip code)

214-265-9580

(Issuer’s Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. :

State issuer’s revenues for its most recent fiscal year: $2,124,876

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 23, 2003 was approximately $ 1,750,288. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 23, 2003, there were 18,407,493 shares of the common stock, $0.001 par value, of the registrant issued and 18,384,993 of such shares outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

Preferred Voice, Inc.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report.

Item 1: Description of Business

Background of the Company

We integrate and market enhanced services to phone companies, to complement their overall package of voice services. Our key product, the Voice Integrated Platform (“VIP system” or the “system”), successfully integrates both speech recognition and non-speech recognition applications within the same platform. Our speech recognition applications incorporate Scansoft’s Speech Pearl Natural Dialog speech recognition technology, with our proprietary software application. The system is designed to utilize standard industry hardware and a microprocessor-based computing system, with a Windows 2000-series Server operating system that fits into a standard rack that can be placed in the phone company’s switch room or can be remotely accessed through a telephony network. With the VIP system, a subscriber to our services can use natural conversational speech to access a variety of enhanced service applications.

We were incorporated in Delaware in 1992 under the name of Direct Connect, Inc. and began operations in the telecommunications industry under the name of Preferred Telecom, Inc. in April 1994. We began as a long distance telecommunications carrier with a variety of enhanced services; however, in February 1997 we sold a number of assets, including our end-user customer base to Brite Voice Systems, Inc We elected to sell these assets because we believed that the growth prospects of this aspect of the business were limited. We have since focused on enhanced telephone services that feature speech recognition technology, believing that there are larger market opportunities in offering enhanced speech recognition services to phone companies.

The Market and Market Strategy

Cell Phone Companies

Cell phone companies had an estimated 140.7 million subscribers nationwide at the end of December 2002. We believe that the number of wireless subscribers will increase to approximately 168 million subscribers by the end of 2003. The FCC has licensed spectrum for up to eight operators per market in each of the 734 FCC designated cellular markets in the United States, Puerto Rico, Virgin Islands, Guam and other Territories and U.S. possessions. Wireless phones, are now a mass-market consumer device with an overall wireless penetration rate of 45% of the U.S. population. We believe cell phone companies need to capitalize on this growth and that they want to differentiate themselves from each other to be competitive. Therefore, many are beginning to offer their subscribers enhanced services, including voice messaging, e-mail reading, short message services and voice activated services.

Local Telephone Companies

Local telephone companies comprise the largest market of telecommunications providers. The Federal Communications Commission (“FCC”) reported in May of 2003 in its report on “Local Telephone Competition” that by the end of 2002 there were at least 1,300 such telephone companies providing over 162 million of the approximately 187 million end-user service lines nationwide (carriers with under 10,000 lines in a state were not required to report to the FCC). Local telephone companies already have an existing subscriber base, and we believe that many desire to add enhanced service options to increase revenue and deter potential competition. The FCC reported in its “Statistics of Communications Common Carrier” report for year ended December 31, 2001 that in 2001 alone, local telephone common carriers spent over $16 billion on upgrading to digital central office switches. These switches enable carriers to provide their subscribers the latest enhanced services. We believe many local telephone companies have already begun to utilize outboard platforms for certain call processing services, such as pre-paid calling cards, as well as voice mail; however, we believe that the convenience of our VIP system will draw many local telephone companies to use our collocated systems.

Competitive Local Telephone Companies

As of December 2002, there were approximately 350 facilities based competitive local telephone companies nationwide, providing approximately 24.8 million end-user service lines nationwide. We believe that competitive local telephone companies will secure more than 17% of the $l60 billion local exchange market by 2004. We, therefore, believe that the competitive local telephone market will provide a significant marketing opportunity over the next two years.

Government Regulation

The Telecommunications Act of 1996 requires telecommunications providers to look for new solutions to provide disabled persons equal access to their systems. Our VIP system may be able to provide a solution for phone companies’ obligations to the disabled. Section 255 of the Telecommunications Act of 1996 requires a provider of telecommunications service to ensure that its service is accessible to and usable by individuals with disabilities, if readily achievable. Our VIP system with its voice activated services would allow people with limited manual dexterity, limited reach or strength, limited or no vision or other disabilities to access the national telecommunication network.

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

Our initial marketing efforts are focused on telecommunications providers, primarily cell phone companies. Greater marketing effort will address local telephone companies with subscriber bases of 10,000 and above, and competitive local exchange carriers, or competitive local telephone companies, in the near future. The cell phone market has grown from approximately 69 million subscribers in 1998 to approximately 140.7 million subscribers as of December 2002, and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population. These companies are already offering some enhanced services to their subscribers, such as voice mail, call forwarding, call waiting and caller identification systems. In order to remain competitive, however, cell phone companies, local telephone companies, and competitive local telephone companies, need to provide their subscribers more enhanced services. We believe that our VIP system, with its enhanced speech recognition services, provides a solution to satisfy this need.

Our Market Strategy

We utilize direct mail and personal sales calls to contact and market our VIP system and services to phone companies in the markets we have targeted. We initially begin our efforts with a direct mail piece that introduces our system and services and specifically addresses questions we believe the various decision makers within an organization might have from network integration to financial considerations. We then follow up with personal sales calls. We utilize trade shows as a means to present our product and to network with our potential customers—cell phone companies, local telephone companies and competitive local telephone companies.

The principal elements of our strategy to achieve a leading position in the speech recognition telecommunications enhanced services market are as follows:

•

Target whole subscriber bases. We believe that if the consumer will try our enhanced services, they will like them and utilize them. We utilize an “opt out” program to the wireless phone companies who contract with us for our voice dialing application. It allows them to provide voice dialing services to their entire subscriber base at a reduced revenue share arrangement. All subscribers of a contracting cell phone company that elects our “opt out” program are provided the service and are billed for such service unless the subscriber “opts out” after a trial period. See “Description of Business—Opt-Out

Contract.” This allows the subscriber to test the services without affirmatively subscribing for the speech services we are offering through their cell phone company.

•	Continue to enhance our phone company customer relationships. We consider our relationships with our phone company customers to be strategic. Our long-term revenue sharing agreements allow us to plan a joint, strategic deployment of services to a contracting phone company’s subscribers. Once a market becomes familiar with basic voice dialing services, we intend to introduce other voice services.

•	Develop strategic alliances. We are working to establish strategic relationships with other companies around the nation to broaden our services and provide our customers with additional speech and non-speech services that we do not currently provide. Deployment of services through VOIP network has allowed us to centralize operations and provide services to numerous phone companies from one location eliminating the need for our equipment to be collocated at each phone company’s site.

•	Technological enhancements. We believe that we provide high quality, reliable speech recognition and non-speech recognition services to consumers through phone companies. We intend to continue to develop services that we believe will enhance the services we are already providing or for which we believe there is a viable market.

Primary Markets

Cell Phone Companies. Of the approximately 700 cellular telephone markets in the United States, there are approximately 400 rural service areas and 300 metropolitan service areas that have multiple cell phone companies serving the same markets. The local telephone companies and cell phone companies are the two primary markets in which we have focused our marketing efforts, offering these phone companies a revenue sharing opportunity. We focus on these markets because the phone companies in these markets have an existing subscriber base. We believe that many cell phone companies want to offer the benefits of speech recognition services to their subscribers in order to maintain their subscriber base, but the cell phone companies often find such services to be cost prohibitive. We will provide and install our VIP system without charge. Our VIP system platform is designed to work in a cell phone company’s central office collocated alongside its central office switch or can be remotely connected through voice over internet protocol (VOIP). Unlike many other enhanced service companies’ boxes, our VIP system is connected to the switch via industry standard, high-volume circuits, each of which is capable of carrying twenty-four (24) simultaneous calls.

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

The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the VIP system’s enhanced services. However, our VIP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company’s sales force and customer service staff. As of June 23, 2003, we had entered into revenue sharing arrangements with thirty-one (31) cell phone companies, twenty of which are providing voice dial services to their subscribers and generating revenues for the cell phone companies and us.

Local telephone companies. We believe that our revenue sharing market strategy is the most economically viable method for many local telephone companies to provide speech recognition enhanced services to their subscribers. We have focused our marketing efforts on local telephone companies with less than 100,000 access lines. We intend to market to larger telephone companies after we establish a strong market presence in the medium and smaller telephone company market. As with the cell phone companies, we offer local telephone companies the VIP system and installation without charge. We recoup our costs in the revenue sharing arrangements we have negotiated with them. These arrangements are based on the same percentages used with the cell phone companies with whom we contract. Local telephone companies, like cell phone companies, are responsible for billing and collecting, and like the cell phone companies they also receive our assistance in marketing the VIP system’s enhanced services. We have already entered into revenue sharing arrangements with eighteen (18) local telephone companies, three of which are providing voice dial services to their subscribers and paying us either a percentage of the charges they receive for the various services we provide or a minimum amount for each of its subscribers to our services.

At the end of the last fiscal year, we relied upon twenty providers’ subscribers for the revenue we have generated through the revenue sharing agreements. As of May 31, 2003, approximately 151,000 of the contracting phone companies’ subscribers have subscribed or are currently “opting-in” to our voice dial services from twenty different phone companies, 18,000 of which affirmatively subscribed to our services and 133,000 of which were automatically subscribed to our services by their carrier and they will subsequently have the option to “opt-out” of the service. By the fiscal quarter ending September 30, 2003, we expect to have two more phone company customers fully implemented and beginning to generate revenue for the phone company and us. As we continue to expand our business, we will not rely as much on these initial revenue share arrangements.

Standard Local Telephone Company/Cell Phone Company Contract. We use a substantially similar form of software license agreement and marketing agreement with each of the local telephone companies and cell phone companies who contract with us. The software license agreement grants each contracting phone company a license to use our software and all subsequent improvements to the software in the local telephone company’s or cell phone company’s local calling areas. We retain title to the software and require that those who contract with us keep all information related to the software confidential. The term of our software license agreement coincides with that of our marketing agreement.

Our marketing agreements have provisions to remain in effect for up to ten years. Most of our agreements are for an initial five year term which automatically renews unless cancelled by either party on 60 days’ notice prior to the anniversary date of the agreement after the initial term. In our marketing agreement, we agree to install our VIP system at the switch location and we commence testing following installation. If we are unable to cure any material deficiency of the system within thirty (30) days from the date the testing commenced, then either we or the contracting phone company may terminate the contract on thirty (30) days’ written notice. However, if our tests do not reveal any material deficiencies, then we submit the system to the contracting phone company for testing for a period of thirty (30) days. If the contracting phone company finds any problems in its testing, it must provide us with notice of the problems by the end of the thirty (30) day testing period or an acceptance certificate for the VIP system. If neither notice of problems nor an acceptance certificate is provided to us by the end of the phone company’s thirty (30) day testing period, then the contracting phone company is deemed to have accepted the VIP system.

Once the participating local telephone company or cell phone company has accepted the VIP system, it must use its best efforts to promote the sale of our services and applications to its subscribers. The contracting local telephone companies and cell phone companies are responsible for billing and collection on the services, but we and those with whom we contract jointly agree on the pricing of those services. The phone companies with whom we contract agree that they will not install any system, for testing or otherwise, that competes with the VIP system in the area designated under the marketing agreement. We agree to provide marketing materials, technical support and training to our partners and their personnel. We also provide in the marketing agreement that we may use the VIP system to provide services directly to our own subscribers in the contracting phone companies’ designated areas. Our marketing agreements are subject to termination by either party on standard events of default, such as breach of the agreement or insolvency.

Opt-Out Contract. We have instituted a new contract arrangement for cell phone companies. We have either signed an addendum to our standard cell phone company contracts that were already in place or we have executed new contracts with new cell phone companies to provide an “opt-out” service. In these new or amended contracts, the phone companies have agreed to put their entire subscriber base onto the VIP system’s voice activated dialing service. After receiving the service, any of the company’s subscribers may elect not to continue the service, effectively “opting out” of the voice activated dialing service program. However, for those subscribers that do not “opt-out,” the contracting cell phone company will typically pay us fifty percent (50%) of all revenue generated from such subscribers for all services to which the cell phone company’s subscriber base has subscribed, but the company must typically pay us the greater of $1.00 per subscriber per month for the Safety Talk (Safety Dialing) service or fifty percent (50%) of the revenue generated from the Safety Talk service, as part of the revenue share arrangement for the service. The fifty percent (50%) revenue share split differs from the standard agreement in which the split ranges from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale of our voice services to their subscribers. Under both the standard contract and the opt-out contracts, the cell phone company pays us either a percentage of the revenues received from the phone company’s subscribers for the services we offer in that area or a minimum amount for each of its subscribers subscribing to our services.

We have agreed in these addenda to contribute up to $0.50 per subscriber of the revenue we receive for our Safety Talk service to contracting cell phone companies the costs of advertising the service for the first three months following the date such wireless phone companies commercially offer the service to their subscriber base. However, we believe that we could recover our advertising and implementation costs with respect to a participating cell phone company under the “opt-out” contract within the first few months of service. Under our standard contract, we must make significant expenditures to market our product to contracting companies’ service areas so that we can obtain initial subscribers. We may recover more of the revenue generated per subscriber under our standard contract by virtue of the higher percentages of the revenue split and the requisite fees to be paid by the phone company per subscriber, but we may have fewer initial subscribers. The nature of the opt-out contract provides us initially with one-hundred percent (100%) of the subscriber base. We recognize that some subscribers will elect to opt-out, but we believe that we are more likely to capture a greater number of subscribers because the service is automatically included until a subscriber “opts out,” or elects to discontinue the services. As a result we can charge less per subscriber who retains the service and still realize greater overall revenues.

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

We have signed a collocation agreement with XO Communications, Inc. to place VIP system platforms in its central office switch locations in the Dallas, Miami, Boston and Chicago areas. Under our agreement with XO, we are granted a license to install, operate and maintain our VIP system in XO’s switching center and in exchange we pay an initial fee and, then, monthly fees for such collocation. We have placed boxes in the Dallas area to service our own direct subscribers and the other three cities to service three of our master distributors.

In conjunction with the collocation agreement, we have signed Master Distributor Agreements with several companies to market our services directly to the end user, in five large metropolitan areas. The companies and the markets they cover are the following:

•	Talk to Me Communications in Miami, Florida;
•	Amerivoice Telecommunications, Inc. in Milwaukee, Wisconsin and Chicago, Illinois;
•	In Touch Solutions, L.L.C. in Myrtle Beach, South Carolina;
•	Speak, Inc. in Boston, Massachusetts; and
•	Nomis Communications, Inc. in Houston, Texas.

The form of master distributor agreement that has been signed by all participating master distributors allows the distributor to market and sell our system services directly to the end user and through other distributors whom the master distributor is to identify and contact. We provide the master distributor marketing materials and collateral support. We may authorize other distributors in the master distributor’s market area, but we agree to direct those distributors to work with the master distributor, who pays a fee to acquire the right to sell our VIP system services in a specific market. We initially provided the master distributor with commissions for accounts acquired based upon the revenues billed and collected for such accounts. In 2002, we converted these agreements to wholesale agreements whereby the master distributor acquires the end-user, bills and collects from the end-user and pays Preferred Voice a set fee per end-user.

Our Product and Services

Our proprietary speech-interactive software, a part of the VIP system, is able to provide the local telephone companies and cell phone companies we target with a host of enhanced services and applications to help them offer services to their subscribers and increase their revenues.

The Product

We have developed what we believe to be a unique system that integrates Scansofts’ Speech Pearl Natural Dialog speech recognition software and our own proprietary software called the VIP system. We believe that the system’s hardware and software provide a wide variety of speech enabled enhanced services and non-speech enabled call processing services being sought by phone companies in a deregulated telecommunications industry. The system is versatile enough to work in conjunction with the switching platforms of a number of commonly used technologies, including the Lucent 5ES(2), Nortel DMS-100/500, and Siemens/Stromberg Carlson switches.

The VIP system is an intelligent call processing system that is capable of identifying subscribers. The system has the capability of archiving call traffic information that may be retrieved and collected for marketing and billing purposes. It is also equipped with technology capable of monitoring, reloading and restarting itself in the event of system failure.

Traditional call processing systems engage at least two ports during an entire call to process incoming and outgoing information while the conversation takes place. The VIP system utilizes release link technology that allows the call to be processed rapidly using speech recognition or dual tone multi-frequency (DTMF) dialing. After dialing, the system drops off of the call as the call is routed to the correct phone number by a phone company’s switch. In many of its applications, the system’s speech recognition software recognizes the words of the caller, and our own proprietary software looks up the telephone number in that subscriber’s directory and then hands the call back to the switch for dialing and other call processing functions. With the release link technology, the VIP system can process over 7,000 calls per hour in a single 48 port system.

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

The VIP system’s software currently incorporates several separate enhanced service applications that we have created with our own software. We use speech recognition technology created by Scansoft to process natural dialogue speech in all applications that require speech recognition. The speech recognition software, which is based on phonetics, may be programmed to be speaker dependent or speaker independent. The software recognizes spoken words or sentences and completes the call as instructed. The speech recognition software allows callers to use continuous digit speech without requiring users to change the cadence of their speech or speak between beeps to fit a speech recognition template or prompt. We have been granted a worldwide, non-exclusive perpetual license to use the speech recognition capabilities they have licensed to us in our VIP system.

The Services

We have designed a menu of services that serve as enhancements to our phone company customers’ basic services. Current enhancements typically offered by telephone companies include touch-tone, speed dialing, call waiting, caller I.D., and voice mail. The following enhanced services are currently available through the VIP System for delivery to subscribers by participating providers:

Speech Enabled Services

EMMA the Perfect Receptionist. Our software provides telephone subscribers with the first remote accessed automated attendant service. Emma answers the subscriber’s phone with a custom greeting and listens as a caller speaks a name, department, or location listed in the subscriber’s voice dialing directory. Emma the Perfect Receptionist then routes the call to the person, department or location requested. On outbound calls, EMMA uses the same procedure to dial a phone number from a subscriber’s directory upon a speech command such as “Call John.”

Smart Line. This application allows a subscriber to receive calls at any phone. The subscriber must notify the VIP system of a change in his or her location by giving it voice commands. A name from the subscriber’s voice dialing directory can be used as the new “locate” phone number. Incoming calls for the subscriber are routed to the pre-programmed “locate” phone number. That phone number can be either local or long distance, as required. The

Smart Line may also be used to screen calls allowing the subscriber to take the incoming call or forward it to voice mail.

My One Special Number. Using the “locate” technology that facilitates the Smart Line, our system allows a child to reach his or her parents, wherever they are, with one telephone number. Each child is given a tag by the participating phone companies or by us with “One Special Number” on it. A teacher, daycare provider or the child can call that number, and the call will immediately be routed to the parent without requiring the child to remember multiple telephone numbers because the parent is able to remotely program the “locate” phone number.

Remind Me. This application allows the subscriber to schedule a message that is delivered to the subscriber on a predetermined date and time on a one time or recurring basis.

** Talk. Star Talk is a speech recognition service that may be accessed by a residential or business telephone subscriber. First, a person placing a call lifts the receiver and presses ** on the keypad to access the VIP system. Then the subscriber speaks a name, number or location from his or her personal directory or a common directory, such as the local telephone company’s directory. The system then routes the call to the appropriate party. There is also an option for the disabled to access the system. By lifting the receiver or turning on the speakerphone and waiting three seconds, the telephone switch will automatically activate the system, and the system will prompt the subscriber to speak a name, number or location to be dialed.

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

Intelligent Call Screening. The VIP system also provides call screening, which gives the subscriber the name of the caller, not just a phone number. Our technology informs the subscriber who is calling and allows the subscriber to choose to accept or deny the call. If the call is denied, the system will forward the call to the subscriber’s voice mail.

Business Connect/Electronic Talking Phone Book. This service allows a phone company to load its entire database of business and residential subscribers into the system. Any person making a call in a participating phone company’s area is able to press 411 or dial a local access number and speak the city and name of the business or person listed. Like the current live directory assistance systems, the automated system provides the caller with the number and gives them the option to be connected. This application may be used as a substitute for a local telephone, competitive local telephone or cell phone company’s current 411 service and provides local telephone companies, competitive local telephone companies and cell phone companies with a method for reducing their costs for directory service operators. As with the 41l service, the local telephone, competitive local telephone and cell phone companies may also use the service to increase revenue by charging a nominal fee for the connection of a call. In the Electronic Talking Phone Book, the local telephone, competitive local telephone and cell phone companies may also enter a list of the businesses in the Yellow Pages of the phone book. If such a service is offered, a subscriber could ask for a list of a type of business, such as airlines, and EMMA would read back the appropriate names. As with the 411 service, the VIP system could then complete the call for the subscriber for an additional charge.

Secure Card. The Secure Card is a speech recognition voice activated long distance calling card. A Secure Card subscriber will be able to dial an 800 access number and speak a security code, and the system will place a call from his or her personal voice directory. This card adds a low-cost long-distance service to the list of options provided to subscribers.

Speech 2 Content. This application service allows a user to receive internet content in an audio format by speaking different categories such as business, weather, horoscopes, entertainment and sports. For example, a user speaks “business-NASDAQ report” and he or she will hear the most current market summary. The subscriber may also retrieve quotes on specific stocks.

Other Services

Push2Connect. This service is designed to provide subscribers a private network for a group of phones. By pressing “*” and then the extension of the party, i.e. *1 for John Smith, a customer may ring the called parties phone. The service also has the ability to ring several phones at once thereby providing a conference type feature.

Network Services. We have signed a contract with a web-hosting provider to provide our current services and new services across their VOIP network. We have placed our VIP system in the provider’s data center that is connected by routers to their telephone network, allowing us to provide a centralized exchange for both speech recognition services and non-speech recognition services. Because we are able to use that network, we are able to offer not only our own speech recognition services, but also a speech recognition portal through which voice portal providers, wireless application providers and other enhanced service providers can develop, manage and deliver their services to both wireless and wireline carriers and those carriers’ subscribers. Our software is compatible in all major telecommunications switch and network environments, including SS7, ISDN and IS41 protocols.

We believe that our network services will provide us with new sources of revenue and an attractive addition to our current menu of services. We have developed several programs that allow the third party service provider to connect with a potential subscriber base that allows those providers to take advantage of the network’s economies of scale and ease of deployment to both carriers and providers. We believe our centralized network service platform can be a marketable alternative for third party service providers.

To facilitate the integration of services offered over the network with a carrier’s existing infrastructure, we have developed several call management and subscriber maintenance programs. Our call management programs provide for the collection, analysis and reporting of call data by service offering. This data can be used to provide the carrier and service provider with information regarding empirical user trends, network usage and service functionality, all of which are necessary to the parties’ technical and marketing analysis of the network services.

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

Customer Service

We have developed an automated customer service called “Help Me” that can assist subscribers with their services. If a subscriber has a question regarding any of the applications to which the subscriber has subscribed, the automated “Help Me” has scripted instructions that tell the subscriber how to use the different applications. “Help Me” has been programmed to pull up the particular scripted directions to explain how to use the services which the subscriber has chosen.

We train contracting phone companies’ customer service employees to be able to answer standard questions related to the varying services we will provide through the VIP system, from product selection to individual product help such as how to put names in their voice directories, how to change phone numbers in their directories, and how to dial a number not in a subscriber’s directory. Therefore, contracting phone companies’ employees, with the assistance of the “Help Me” service, should be able to answer the common questions subscribers will have about their service.

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

Employees

As of June 23, 2003, we had 16 full time employees. None of our employees is represented by a labor organization. We maintain various employee benefits plans and we believe we have excellent relations with our employees.

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

We have received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Preferred Voice, Secure Card, Use Your Voice, and Safety Talk. We have applied for patents on our Voice Integrated Platform and Method of Operation Thereof, Voice Integrated Platform and Method of Operation Thereof with Release Links and Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End. We have applied for trademarks related to our services: Safety Talk, Safety *Talk, Voice Accessed Content, Push2Connect and BusinessConnect. We have not yet received confirmation of issuance of such patents or registration of such trademarks.

Core Technology and System Enhancement

We have spent the last three years developing and enhancing our proprietary software in conjunction with testing the Scansoft software and development of switch integration to create the system. We estimate that we have spent approximately $188,000 during the last two fiscal years in direct core technology enhancement. We continually evaluate and adjust our VIP system. The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services. We currently have eight employees in our software/hardware development and deployment department.

Certain Risk Factors

Risks Related to Our Business

Limited revenue history.

Because our commercial offerings of applications through the VIP system are at an early stage, we are yet to derive enough revenue from the services to meet our ongoing monthly needs. We began actively marketing the VIP system at the end of 1998 but did not commence our current line of service offering until the end of 2000. Accordingly, we have a limited operating history upon which our business and prospects may be evaluated. One should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets, such as the voice recognition market. Some of the risks, expenses and difficulties we face are the following:

•	reliance on the few phone companies with which we have deployed our services;

•	creating recognition and more widespread acceptance of enhanced services, in particular voice recognition services;

•	significant capital outlays related to installment and deployment of the VIP system and services prior to recognition of any revenue;

•	reliance on significant equity investment to continue operations; and

•	need to retain key management and software development personnel in a competitive labor market.

Our inability to address these risks, expenses and difficulties could harm our business.

Our limited funding may restrict our operations and our ability to implement our new strategy, and the availability of additional resources is uncertain.

Our business model requires us to devote significant financial resources to the continued enhancement and maintenance of our VIP system and other services and applications. If we are not able to successfully manage our existing resources or to secure additional funding and other resources in a timely manner, our ability to successfully provide these services and applications and to generate sufficient revenues will be restricted.

We must conserve cash because we continue to experience negative cash flows from operations. We cannot guarantee that, in the future, we will be able to raise sufficient money through sales of debt or equity. The unavailability or timing of increased revenues and financing could prevent or delay the continued provision of our services and applications and may require us to curtail our operations.

Our ability to grow our business will be harmed if we cannot retain our current key personnel.

Our ability to continue to compete in the enhanced services market and grow our business is dependent in large part on a number of key senior management, software development and sales and marketing employees. We do not have written employment agreement with any of our executive officers, key technical or managerial personnel. See “Executive Compensation—Employment Agreements.” The loss of any of our key employees’ services could have a negative effect on our ability to grow and achieve profitability.

Our ability to generate revenue could be negatively affected if we, and those who contract with us, are unable to create a large enough market for the services we offer through our VIP system to justify the expenditures we need to make to implement and continue to enhance such services.

Our business model depends on our ability to derive revenue from our revenue sharing contracts which allows contracting phone companies to sell the applications of our VIP system platforms to their subscribers. As a result, our future financial performance will depend in large part on the continued market acceptance of our enhanced services and primarily our voice-recognition applications, our ability to market additional applications of our VIP system software and our ability to adapt and modify the VIP system to meet the evolving needs of phone companies who use our system. Revenues from our VIP system services depend in part on the generation of significant numbers of subscribers. It is uncertain whether we or the phone companies with whom we contract will be able to develop and maintain at reasonable cost a significant subscriber base for our services and applications. Competition and the future effects of product enhancements makes the life cycle of our products and services difficult to estimate, including developments in the hardware and software environments in which the voice-recognition applications operate. The failure of our applications to gain widespread acceptance, whether as a result of competition, technological change or otherwise, could have a material adverse effect on our ability to generate revenue and our business could be harmed.

If we fail to continue to attract and retain strategic relationships with phone companies who provide the medium through which we market our services and service subscribers, we may be unable to sell our services and generate revenues, and our business could be harmed.

We will continue to distribute our services through phone companies. The effectiveness of generating subscriber sales from strategic relationships with phone companies is dependent on the marketing and sales efforts of those phone companies with whom we contract, and their dedication of resources to providing new innovative voice recognition products and enhanced services to their subscribers.

In addition, we cannot provide any assurance that we will be able to effectively manage potential conflicts in our strategic relationships, that economic conditions or industry demand will not adversely affect the phone companies with whom we contract or that such phone companies will not devote greater resources to market and support the services of other companies not utilizing voice recognition. Our future performance also will depend in part on our ability to attract additional phone companies that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products or services. We also rely on phone companies to provide their subscribers who utilize our services customer support for our services. If those phone companies fail to provide adequate customer support, their subscribers who subscribe to our services could cease using our services and applications, which could harm our customer goodwill, adversely affect our ability to sell our services, and, therefore, impair our ability to generate revenue.

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

We are not aware that any of our products, trademarks or other proprietary rights infringe the proprietary rights of others. However, we cannot provide any assurance that a third party will not assert infringement claims against us in connection with our current or future products. As the number of software products increases and the functions of these products overlaps, we expect that software developers may increasingly become subject to infringement claims. Any infringement claim, with or without merit, may be time consuming and expensive to defend, cause product and service delays or require us to enter into royalty or licensing agreements that may not be acceptable to us.

Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results and our stock price may fluctuate.

The sales cycles for the closing of one of our revenue sharing agreements is generally three to six months but may be shorter or longer depending on the size and complexity of the phone company customer and such customer’s telecommunications network. We may spend significant time educating and providing information to prospective phone company customers regarding the use and benefits of our services. During this education period, we may expend substantial sales, marketing and management resources.

After we sign a revenue sharing agreement with a contracting phone company, it may take substantial time and resources to deploy and integrate our software and hardware into contracting telephone companies’ existing systems. Our current average time from signing of a contract to deployment is averaging approximately five months. Our agreement specifies acceptance criteria, and we will not be able to recognize service revenue until each installation is accepted and services are provided and billed to the phone company’s subscribers. In the case of carriers who have signed our “opt-out” contracts, those carriers do not charge subscribers for the first month of service in order to provide the subscribers with the opportunity to opt out of the Safety Dialing service. Therefore, we will not recognize any revenue from the first month of service we provide under the “opt-out” contracts. See “Business—Opt-Out Contract.” We also have in the past and may in the future experience other unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles makes it difficult to predict the quarter in which revenue recognition may occur and may cause service revenue and operating results to vary significantly from period to period. These facts could cause our stock price to be volatile or to decline.

Our Marketing Agreements allow participating local telephone companies and cell phone companies to reject the VIP system after installation and testing is completed and are generally terminable after five years.

Our Marketing Agreements allow participating local telephone companies and cell phone companies to reject the VIP system after installation and testing is completed if they provide us with written notice of problems revealed to the phone company in its testing period. These agreements also allow either us or the participating phone companies to terminate the contract on thirty (30) days’ written notice if we are unable to cure any material deficiency of the VIP system within thirty (30) days of when we commence testing. If a number of the local telephone companies and cell phone companies with whom we have contracted choose to reject the VIP system, our business, financial conditions and results of operations could be materially and adversely affected. In addition, our marketing agreements are generally terminable on sixty (60) days notice after three (3) to five (5) years. If a number of local telephone companies and cell phone companies choose to terminate the agreements at that time, our revenues would substantially decline and results of operations could be substantially harmed.

Risks Related to Our Industry

The market for our services may not continue to develop, which would substantially impede our ability to generate revenues.

Our future financial performance depends in large part on growth in demand for our enhanced services and voice recognition applications. If the market for voice recognition services and applications does not develop or if we are unable to develop other enhanced services capable of capturing a significant portion of that market either directly or through the phone companies with whom we contract, our revenues and our results of operations will be adversely affected.

The market for voice recognition services is still evolving. Negative consumer perceptions regarding reliability, cost, ease-of-use and quality of speech-based products affects consumer demand and may impact the growth of the prospective phone company market. In order to achieve commercial acceptance, we will have to continue to educate prospective phone company customers about the uses and benefits of speech-activated services in general and our VIP system and other enhanced services in particular. As a result, we cannot guarantee that the market for voice recognition services and enhanced service applications will grow or that consumers will accept any of the services or applications provided through our VIP system platform.

If we are unable to respond to rapid changes in technology, our systems could become obsolete and we could lose revenue.

The telecommunications services market is characterized by rapid technological change, changing consumer needs, frequent new product introductions and evolving industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards could render our enhanced service applications obsolete and unmarketable.

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

Our phone company customers are subject to a number of government regulations and industry standards. Our products, services and applications must comply with these regulations and standards. Changes to these standards may require us to make periodic changes to our products and services. In addition, we have based our assumptions as to the probability of acceptance of our services and the potential market for our services on the assumption that state and federal legislation related to disabled persons’ use of speech recognition applications and the regulation by state and federal authorities of cellular telephone use while driving will drive demand. If such legislative action is not taken by regulatory authorities, it could have an adverse effect on our marketing efforts or even require us to expend significant amounts of capital on developing modifications of our existing products and services or new products and services.

Item 2: Description of Properties

Our executive offices are located in Dallas, Texas. We lease 10,764 square feet of space in a facility as a tenant. The term of the lease is through December 31, 2005 and the rent is presently $15,458 per month through December 31, 2003, after which point it will be increased each year thereafter.

Item 3: Legal Proceedings

On June 3, 1999, we entered into a software license agreement with KMC Telecom Holdings, Inc. Under the terms of the agreement, KMC paid us an initial license fee of $570,000. It has also paid us $391,000 for hardware for eight installations. The agreement provided for a total of 39 installations and granted KMC the ability to add up to 81 additional installations.

To date, we have installed one system. On September 25, 2000, KMC wrote us and asserted that since it had not accepted the initial installation within ninety (90) days, it was refusing to accept the system and exercising its right to terminate the agreement with cause under the terms of the agreement. KMC and Preferred agreed to a settlement agreement whereby Preferred will pay KMC $150,000 no later than October 1, 2003.

Item 4: Submission of Matters to a Vote of Security Holders

There have been no matters submitted for vote to the security holders, through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock is listed on the OTC Electronic Bulletin Board. We plan to apply for listing on the NASD BBX board when it becomes available. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending March 31, 2003 and March 31, 2002. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD

BID PRICE

Fiscal 2002	HIGH	LOW
1st Quarter	$3.40	$1.75
2nd Quarter	$2.90	$0.90
3rd Quarter	$2.90	$0.98
4th Quarter	$2.12	$1.01

Fiscal 2003
1st Quarter	$1.30	$0.35
2nd Quarter	$0.44	$0.24
3rd Quarter	$0.30	$0.10
4th Quarter	$0.24	$0.11

On June 23, 2003, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.10.

As of June 23, 2003, there were approximately 644 holders of record of the Common Stock. We believe the number of beneficial owners is substantially greater than the number of record holders because brokers for the benefit of individual investors hold a significant amount of outstanding common stock in street name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

Recent Sales of Unregistered Securities

We also hereby incorporate all the transactions listed in the “Certain Relationships and Related Transactions” section as recent sales of unregistered securities that should be listed as such pursuant to Item 701 of Regulation S-B.

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

On September 30, 1998, Bisbro and Universal agreed to lend us up to $100,000 in exchange for various promissory notes totaling $100,000 bearing interest at a rate of 10% per annum and warrants to purchase up to 100,000 shares. The following transactions were in conjunction with that agreement:

•	On September 30, 1998, at the request of Bisbro, we issued each of JMG Capital Partners and Triton Capital Investments, Ltd. a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share on or before September 30, 2001. These warrants were exercised on June 8, 2001.

•	On November 1, 1998, we issued J. Steven Emerson a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share on or before November 1, 2001 at the request of Bisbro. The warrant was exercised on March 28, 2001.

On February 10, 1999, we issued Edwin G. Bowles a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share on or before February 10, 2001 for Mr. Bowles’ past work for us in creating the billing system we use with phone companies. On May 10, 2000, Mr. Bowles exercised 15,196 of his warrants and his right to the additional shares subject to the warrant expired under the terms of the warrant agreement.

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

Two warrantholders exercised their warrants to purchase a total of 5,736 shares of common stock. On July 18, 2000, we issued 736 shares of common stock to Murray Alter in a cashless exercise of his warrant to purchase 2,500 shares of our common stock at an exercise price of $3.00 per share. The shares were issued on a net basis. On August 2, 2000, we issued 5,000 shares of our common stock to Patrick Hund at an exercise price of $3.00 per share pursuant to the exercise of a warrant.

On August 16, 2000, we issued Craig Dierksheide and Ameritel Communications, LLC each warrants to purchase 13,750 and 11,250 shares of our common stock, respectively, at an exercise price of $1.00 per share to be exercised on or before December 30, 2000, in exchange for a warrant to purchase 25,000 shares of our common stock at the same exercise price, that was previously issued to In Touch Solutions, LLC. On January 23, 2001, our board of directors resolved to extend the terms of exercise of these warrants to December 30, 2002. On December 30, 2002, both of these warrants expired.

On September 8, 2000, we issued a number of warrants. We issued each of Peter Foster, Tyler Runnels and Mohammed Hadid a warrant to purchase 20,000 shares of our common stock at an exercise price of $2.75 per share to be exercised on or before September 8, 2001, related to their service as advisory council members. We also issued Robert Ramsdell a warrant to purchase 40,000 shares of our common stock on the same terms and also related to his service as an advisory council member. On September 8, 2001, Mr. Hadid’s warrant expired. On September 21, 2001, our board of directors resolved to extend the expiration date of the warrants issued to Mr. Foster, Mr. Runnels and Mr. Ramsdell to September 8, 2003 for their continued service on the advisory council. We extended the expiration date of each of the warrants so that they may now be exercised on or before September 8, 2003.

On October 1, 2001, Walter Oxley agreed to lend $50,000 to us. In return we issued a $50,000, 10% convertible note to Walter Oxley, due September 30, 2003. The note can be converted into common stock at the rate of $2.00 per share and a warrant to purchase 7,500 shares at $2.50 on or before November 20, 2003. Nathan Schulhoff & Associates LLC also received a warrant to purchase 25,000 shares at an exercise price of $2.50 per share for certain financial advisory and consulting services that were provided by it to the company on November 20, 2001.

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

On February 1, 2002 we issued Ira Weingarten a warrant to purchase 40,000 shares of common stock of the Company at an exercise price of $1.50 per share on or before February 2, 2005 for past public relations services he provided us.

All of the transactions referred to above are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. These transactions did not involve an underwriter and no underwriting discounts or commissions were paid. Each transaction was a privately negotiated transaction without general solicitation or advertising with persons or entities that we believed were “sophisticated investors” within the meaning of the Securities Act and had access to all information concerning our company that each such person or entity deemed necessary to make an informed investment decision with respect to the transaction. Appropriate legends were affixed to the share certificates or warrants issued stating that the securities issued could not be sold or transferred without registration of the securities under the Securities Act or an opinion of counsel acceptable to the company that such sale or transfer is exempt from registration under the Securities Act.

On November 21, 2001, we issued 2,420,000 units consisting of one share of our common stock and one warrant to purchase one-half of a share of common stock at a purchase price of $1.25 per unit (the “Purchase Price”) to thirteen (13) investors. The aggregate proceeds of the offering were $3,025,000.00. The warrants are exercisable at an exercise price of $1.50 per share and are exercisable for 5 years, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization of Preferred. The investors’ accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor’s subscription agreement (the “Subscription Agreement”) for the units purchased in the offering and we filed a Form D with the SEC in those states where such filing was required. T.R. Winston and Company Incorporated received an aggregate of ten percent (10%) of $1,725,000 of the proceeds of the offering as a commission payable to them in cash for serving as placement agents on our behalf in this offering. The offer and sale of these securities was exempt from registration pursuant to Regulation D of the Securities Act. The Subscription Agreement and the warrant agreement used in connection with this offering granted certain registration rights to the purchasers in this offering. Pursuant to such registration rights, we have filed a registration statement on Form SB-2, as amended, which has been declared effective by the SEC, registering the resale of the shares of common stock issued on the placement and the shares to be issued in exercise of the warrants issued in the offering. The Subscription Agreement provides for a downward adjustment of the Purchase Price, subject to certain exceptions, if we sell, or agree to sell, our securities at a purchase price (or with a conversion or exercise price) less than the Purchase Price prior to November 21, 2002.

On April 11, 2001, we issued 1,187,500 units consisting of one share of our common stock and one warrant to purchase one-half ( 1/2) of a share of common stock at a purchase price of $2.00 per unit to fourteen (14) investors. The aggregate proceeds of the offering was $2,375,000.00. The warrants are exercisable at an exercise price of $2.00 per share and are exercisable for 5 years, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization of Preferred. The investors’ accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor’s subscription agreement for the units purchased in the offering and we filed a Form D with the SEC and in those states where such filing was required. T.R. Winston and Sanders, Morris and Harris received an aggregate of six percent (6%) of the proceeds of the offering as a commission payable to them in cash for serving as placement agents on our behalf in this offering. The offer and sale of these securities was exempt from registration pursuant to Regulation D of the Securities Act.

On August 24, 2000, we completed the sale of 1,142,858 units consisting of one share of our common stock and one warrant to purchase one-fourth ( 1/4th) of a share of our common stock to eighteen (18) investors. The units were sold at a purchase price of $2.625 per unit. The warrants are exercisable at an exercise price of $2.625 per share and are exercisable for 5 years, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization of Preferred. The investors’ accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor’s subscription agreement for the units purchased in the offering and we filed a Form D with the SEC and in those states were such filing was required. Stifel, Nicolaus & Company,

Incorporated acted as placement agent for this offering and received a warrant to purchase 51,035 shares of our common stock at any exercise price of $3.53 per share, subject to the same adjustments as those warrants offered in the offering. Stifel, also received commissions payable to it in cash in the amount of six percent (6%) of the gross proceeds of the offering, which gross proceeds equaled $3,000,002.00. The offer and sale of these securities was exempt from registration pursuant to Regulation D of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following description of “Management’s Plan of Operation” constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect”, “estimate”, “anticipate”, “predict”, “believes”, “plan”, “seek”, “objective” and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate; 2) we are unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) our inability to obtain financing for general operations including the marketing of our products; 5) non-acceptance of one or more of our products in the marketplace for whatever reason; 6) our inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to adequately protect our intellectual property; 10) if we experience labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 11) if we experience unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), and are adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

The following discussion should be read in conjunction with the Financial Statements, including the notes thereto.

Overview

We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. Since June of 1997, we have focused solely on the development, testing, and deployment of voice activated telecommunications services that would allow any consumer the ability to “dial” their calls using their voice. In this last fiscal year we developed our first service application that does not utilize voice recognition and will continue to evaluate each product and the incorporation of voice in each product as it is developed.

In December of 1998, we realized that we would need extensive amounts of working capital to sell and market our services directly to individual consumers. Therefore, we began researching venues which already had inherent customer or subscriber bases. The first distribution channel that we explored was the use of master distributors in various cities and states around the country. We believe the distributors will be a source of direct subscriber addition. To date we have begun service deployment in Miami, Florida, Boston, Massachusetts, and Chicago, Illinois. The second distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. Our third distribution channel is through our network services division which provides third party service application providers access to wireline and wireless carriers through our voice over internet protocol (VOIP) network hosted by a web hosting provider.

We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. (“KMC”) we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed forty nine (49) local telephone company and cell phone company multi-year contracts. Twenty contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of May 31, 2003, these twenty contracts were generating revenues of approximately $151,000 per month. The revenue sharing agreement is the primary method in which we intend to contract with customers to generate revenue going forward, but we will sell our equipment in situations where it is the only service solution for our customer. Since our deployments began in October of 2000, we have experienced increased revenues each but with a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Two contracting phone companies are in the system acceptance and early marketing stages, and we expect to generate revenues from these contracts by the second quarter of the fiscal year ending March 31, 2004.

The implementation of our business plan is subject to risks inherent in the establishment and deployment of technology with which consumers have limited experience. We believe our services are services that any consumer who uses a phone can utilize. For example, any cell phone user who wants to speak a name or use our dial number feature without punching buttons on his cell phone would be a user, or a company who wants their employees accessed by the caller saying an employee name instead of asking the caller to punch in an extension or spell a name on the key pad. Our services are generic to cell phone users as well as land line users, children as well as the elderly. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, we believe the public will be more apt to accept and utilize voice-related features. In order for us to succeed, we must:

•	secure adequate financial and human resources to meet our requirements, including adequate numbers of technical support staff to provide service for our phone company customers;

•	establish and maintain relationships with phone companies;

•	make sure the VIP system works with the telephone switches of all of the major manufacturers;

•	streamline supply change to ensure timely delivery of hardware;

•	achieve user acceptance for our services;

•	generate reasonable margins on our services;

•	continue to deploy and install VIP systems on a timely and acceptable schedule;

•	respond to competitive market developments;

•	mitigate risk associated with our technology by obtaining patents and copyrights and other protections of our intellectual property; and

•	continually update our product offerings to meet the needs of consumers.

Failure to achieve these objectives could adversely affect our business, operating results and financial condition.

Results of Operations

We currently provide our services to phone companies through revenue sharing agreements that provide revenue splits ranging from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale of our voice services to their subscribers. We bear the cost of the equipment to be installed at each phone company’s location including any upgrade requirements, installation, and service training. In some instances we contribute to the phone company’s marketing campaigns. We typically license our software to contracting phone companies as we found that the revenue sharing arrangement embodied in our form Marketing Agreement could potentially provide a higher rate of return on investment to us over the life of our standard contract.

We recorded a net loss of $1,251,953, or $.07 per share, for the fiscal year ended March 31, 2003, compared to a net loss of $3,835,115, or $.23 per share, for the fiscal year ended March 31, 2002, and a net loss of $4,742,044, or $.34 per share, for the year ended March 31, 2001. The decreased loss is a result of our shift from development of our services to full deployment of our services with increased sales.

Total Revenue

Total revenue for the fiscal year ended March 31, 2003, was $2,124,876 compared to $1,474,465 and $138,097 for the fiscal years ended March 31, 2002 and 2001 respectively. The increase of revenue reflects our commercial deployment of our services through revenue sharing agreements with our customers. Of the revenue booked for the fiscal year ended March 31, 2003, 98% was generated from revenue sharing agreements, and 2% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”. Of the revenue booked for the fiscal year ended March 31, 2002, 71% was generated from revenue sharing agreements, 28% was generated from sales of our VIP systems network services, and 1% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”. Of the $138,097 revenue booked for the fiscal year ended March 31, 2001, 54% was generated from revenue sharing agreements, 35% was generated from sales of our VIP systems to KMC, and 11% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”.

We anticipate that revenues from our revenue sharing agreements will grow gradually in the fiscal year ending March 31, 2004, as we continue to install VIP systems in the central switch offices of local telephone companies and cell phone companies which have already signed revenue sharing agreements. We do not anticipate substantial revenue going forward from the sale of master distributorships or from direct licensing of the VIP systems, such as was done in the KMC licensing agreement.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2003 was $761,185 compared to $462,311 and $101,188 for the fiscal years ended March 31, 2002 and 2001, respectively. For the fiscal year ended March 31, 2003, 85% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 15% was for voice activated dialing market awareness programs in carrier customer territories. For the fiscal year ended March 31, 2002, 79% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 21% was for voice activated dialing market awareness programs in carrier customer territories. For the fiscal year ended March 31, 2001, 69% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 31% of the costs were for VIP system hardware purchased by KMC. Costs of sales for network infrastructure will continue to rise as more VIP systems are deployed to phone company customers.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2003 were $2,805,827 compared to $4,854,006 and $4,011,608 for the fiscal years ended March 31, 2002 and 2001, respectively. The increases from 2001 to 2002 were primarily due to the staffing increases and increased marketing efforts of our revenue sharing program to wireline and cell phone companies. The decrease from 2002 to 2003 was primarily from a 33% reduction of force in May of 2002.

We expect that selling, general and administrative expenses will stay level through the fiscal year ending March 31, 2004, as we do not have overhead expansion needs until such time as our revenues meet our current capital requirements.

Core Technology Enhancements Software Applications and Hardware

We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have capitalized costs of $902,350 for enhancement of our core software and hardware technology for the fiscal year ended March 31, 2003 in comparison to $831,061 for the fiscal year ended March 31, 2002. The increase in expenditures is due to the continued enhancement of our core technology.

Extraordinary Items

We have recognized income from the extinguishment of debt of $236, $11,992, and $74,375, respectively, for the fiscal years ended March 31, 2003, 2002, and 2001. Most of this debt related to our obligations in our long-distance business segment, which we disposed of in early 1997. The Company settled a lawsuit on November 18, 2002 that will require the company to pay $150,000 to KMC Telecom Holdings, Inc. former customer no later than October 1, 2003. The company has recognized $342,579 of previously deferred revenue related to the customer’s deposit.

Income Taxes

As of March 31, 2003, we had cumulative federal net operating losses of approximately $16.5 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2003 were $55,760, a decrease of $1,246,994 from $1,302,754 at March 31, 2002. The Company has relied primarily on the issuance of stock and warrants to fund its operations since January of 1997 when it sold its long-distance resale operation.

Net cash used for operating activities was $1,102,284 for the year ended March 31, 2003 compared to $3,073,216 for the year ended March 31, 2002. Net cash used for investing activities was $144,710 for the year ended March 31, 2003 compared to $1,248,831 for the year ended March 31, 2002. Net cash provided by financing activities was $0.00 for the year ended March 31, 2003 compared to $3,889,049 for the year ended March 31, 2002.

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

We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation. We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $158,000 per month but we expect these to continue to rise to a level to meet our monthly cash requirements by September of 2003.

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

If further funding is required, and none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. If such funding were not available, we would be forced to eliminate current overhead which will greatly impact our ability to continue to deploy services to our customers.

Item 7. Financial Statements

PREFERRED VOICE, INC.

FINANCIAL STATEMENTS

MARCH 31, 2003, 2002 and 2001

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The Board of Directors currently consists of four (4) people. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name and Business Address	Age	Office	Year First Elected Director
Mary G. Merritt	46	Director, Interim Chief Executive Officer, Executive Vice President-Finance and Secretary/Treasurer	1994

G. Ray Miller[1]	63	Director	1994

Scott V. Ogilvie	48	Director	2000

Leslie Melzer	50	Director	2001

Richard K. Stone	42	Executive Vice President-Business Development	N/A

Bernard F. Bareis	43	Vice President and Chief Technology Officer	N/A

[1]	Mr. Miller was our Chief Executive Officer from June 1994 until June 10, 2002.

Ms. Merritt is a founder of Preferred Voice and has been a director since May, 1994. She has served as Interim Chief Executive Officer since January 2003 and has served as Executive Vice President – Finance and Secretary/Treasurer since inception. She served as President of Star of Texas, Inc., a trust management account service, from 1989 to May 1994. She also served as Controller of United Medicorp for several months during 1992. Ms. Merritt is a certified public accountant and was employed by Ernst & Whinney from 1981 to 1989, her last position being senior manager for entrepreneurial services.

Mr. Miller is a founder of Preferred Voice. He has served as a Director of the company since May 1994; he was Chief Executive Officer from June 1994 until June 10, 2002 and was President from April 1997 to May of 2001. Previously, Mr. Miller founded United Medicorp Inc. in 1989 and served through February 1992 as Chairman of the Board and Chief Executive Officer. United Medicorp is a publicly-held corporation which manages medical insurance claims. Prior to that time, Mr. Miller served in executive capacities with International Telecharge, Inc., an operator services company; Automatic Radius Management, Inc., a security alarm service company; and U.S. Telephone, Inc., a long distance carrier. After leaving United Medicorp, Mr. Miller managed personal investments until he began work at Preferred.

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

Mr. Stone joined Preferred Voice in December 1998 and is currently serving as Executive Vice President of Business Development after serving for two years as a Vice President of Sales and Marketing for US Metrolines, Inc. and Director of National Accounts at Matrix Communication, Inc., both Jensen UICI Companies. From June 1994 to March 1996, he served as Co-Founder/President of Telecable Communications, Inc. and from February 1991 to June 1994 Director of Sales at Value Added Communications. All telecommunications oriented companies.

Mr. Bareis joined Preferred Voice in March of 2003 and is currently serving as Vice President and Chief Technology Officer bringing over 20 years experience in multidisciplinary expertise in engineering and operations for data and voice communications technology companies. From June of 1998 to July of 2000 Mr. Bareis was Vice President of Engineering and Operations for PremiseNET, Inc., a company that developed IP-based telecommunications switching and routing products and interactive voice response systems. From there and until February of 2002, he was Vice President and General Manager of Mayan Networks, Inc., a company that developed optical communications switching and multiplexing equipment. From February of 2002 until his joining Preferred Voice, Mr. Bareis owned his own consulting services business which provided a wide variety of services in the telecommunications field.

We are not aware of any “family relationships” (as defined in Item 401(c) of Regulation S-B promulgated by the SEC) among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Except as set forth above, we are not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the SEC) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the company.

Item 10. Executive Compensation

The following tables set forth the compensation paid by the Company to certain executive officers during the fiscal years ended March 31, 2003, 2002, and 2001.

Annual Compensation

Long Term Compensation
Name/Principal Position	Year Ending March 31	Salary		Bonus		Other Annual Compensation	Securities Underlying Options Warrants Granted
Mary G. Merritt Interim Chief Executive Officer, Executive Vice President— Finance	2003 2002 2001	$ $ $	105,750 120,000 106,250	$ $	— 250 10,000	— — —	54,000 80,000 50,000

Richard K. Stone Executive Vice President—Business Development	2003 2002 2001	$ $ $	80,400 100,700 96,000	$ $	— 250 25,150	— — —	95,000 6,000 30,000

Bernard F. Bareis Vice President and Chief Technical Officer	2003 2002 2001		$5,208 — —		— — —	— — —	— — —

G. Ray Miller [1]	2003 2002 2001	$ $ $	116,250 150,000 116,250	$ $	— 250 10,000	— — —	— 80,000 50,000

William J. Schereck[2]	2003 2002 2001	$ $	144,229 158,229 —	$	— 250 —	— — —	400,000 —

[1]	Mr. Miller was our Chief Executive Officer from June 1994 until June 10, 2002.
[2]	Mr. Schereck was our President from May of 2001 until January 15, 2003.

No other stock options or convertible securities were granted to the aforementioned executive officers during the fiscal years ended March 31, 2003, 2002, and 2001.

Option/SAR Grants in Fiscal Year 2003

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year[1]		Exercise or Base Price ($/Sh)	Expiration Date
Mary G. Merritt	54,000	7.0%		1.25	07/15/2007
Richard K. Stone	40,000 55,000	5.2 7.1	% %	1.25 1.50	07/15/2007 11/22/2006
Bernard Bareis	—	—		—	—
G. Ray Miller[2]	—	—		—	—
William J. Schereck[3]	79,000	10.2%		1.25	07/15/2007

[1]	Based on a total of 775,000 shares underlying options of 665,000 and warrants of 110,000 issued during the fiscal year ended March 31, 2003.
[2]	Mr. Miller was our Chief Executive Officer from June 1994 until June 10, 2002
[3]	William Schereck was President from May 2001 until his leaving the Company on January 15, 2003.

Aggregated Option Exercises in Fiscal Year

2003 and March 31 2003 Option Values

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Option at March 31, 2003(#)		Value of Unexercised In-the-Money Options at March 31, 2003 ($)[1]
Name:			Exercisable	Unexercisable	Exercisable	Unexercisable
Mary G. Merritt	—	—	488,750	20,250	—	—
Richard K. Stone	—	—	191,000	15,000	—	—
G. Ray Miller[2]	—	—	330,000	—	—	—
William J. Schereck[3]	—	—	294,750	—	—	—

[1]	Fair market value of the common stock is based upon the average of the closing bid and asked prices as reported by the OTC Bulletin Board for March 31, 2003.
[2]	Mr. Miller was our Chief Executive Officer from June 1994 until June 10, 2002
[3]	Mr. Schereck was President from May 2001 until his leaving the Company on January 15, 2003.

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securites Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,415,875	$1.23	921,257
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	1,415,875	$1.23	921,257

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the close of business on June 23, 2003, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or “group” (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 23, 2003.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage
G. Ray Miller (3)	2,621,028	13.99%
Mary G. Merritt(4)	1,375,963	7.28%
Scott Ogilvie(5)	90,000	*
Leslie Melzer(6)	2,528,000	13.22%
Richard K. Stone(7)	191,000	1.03%
Bernard F. Bareis(8)	129,000	*
William J. Schereck(9)	319,750	1.71%
Lawrence E. Steinberg (10)	1,357,876	7.38%
JMG Capital Partners, L.P.(11)	1,426,584	7.63%
Paragon Ranch, Inc.(12)	2,037,000	10.72%
JMG Triton Offshore Fund Ltd.(13)	1,423,584	7.61%
All Directors and executive officers as a group (six persons)(14)	6,934,991	34.16%

*	Less than one percent (1%).

1)	The rules of the SEC provide that, for purposes hereof, a person is considered the “beneficial owner” of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his/her/its economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.
2)	Based on 18,407,493 shares outstanding on June 23, 2003. Shares of common stock subject to options that are exercisable within 60 days of June 23, 2003, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.
3)	Includes 330,000 shares issuable upon exercise of warrants.
4)	Includes 330,000 shares issuable upon exercise of warrants, 158,750 issuable upon exercise of employee stock options, 45,000 shares held by her minor children, and 24,639 shares held by Pegasus Settlement Trust.
5)	Includes 90,000 shares issuable upon exercise of warrants.
6)	Includes 130,000 shares issuable upon exercise of warrants, 1,449,500 shares held by Paragon Ranch, Inc. and 587,500 shares issuable upon exercise of warrants held by Paragon Ranch, Inc.

7)	Includes 10,000 shares issuable upon exercise of warrants, and 181,000 shares issuable upon exercise of employee stock options.
8)	Includes 75,000 shares issuable upon exercise of employee stock options and 54,000 shares issuable upon exercise of employee stock options held by his spouse.
9)	Includes 294,750 shares issuable upon exercise of employee stock options. Mr. Schereck was our President from May of 2001 until January 15, 2003.
10)	Includes 216,440 shares in trusts of which he is the Trustee, two of which his children are beneficiaries. Mr. Steinberg’s address is 5420 LBJ Freeway, LB 56, Dallas, Texas 75240.
11)	Includes 300,000 shares issuable upon exercise of warrants. JMG Capital Partners’ address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, California 90067. We have been advised by JMG Capital Partners that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and he is the natural person who has sole voting power over the shares held by JMG Capital Partners.
12)	Includes 587,500 shares issuable upon exercise of warrants. Paragon Ranch’s address is 1200 17th Street, Suite 2660, Denver, Colorado 80202. We have been informed by Paragon Ranch that Leslie Melzer, Vice President of Paragon Ranch, and Richard L. Gooding, President of Paragon Ranch, share voting power over the shares held by Paragon Ranch.
13)	Includes 300,000 shares issuable upon exercise of warrants. JMG Triton Offshore Fund Ltd.’s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.
14)	Includes the shares described in footnotes 3 through 8.

Item 12. Certain Relationships and Related Transactions

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

Also on November 20, 2001, we issued each of G. Ray Miller and Mary Merritt a warrant to purchase 80,000 shares of our common stock at an exercise price of $1.50 per share on or before November 20, 2004. The warrants were issued for Mr. Miller’s and Ms. Merritt’s management contribution during 2001.

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

On December 12, 2001, we issued Gerard Hallaren a warrant to purchase 15,000 shares of our common stock at an exercise price of $2.20 per share on or before December 12, 2004, related to his appointment to the company’s advisory council.

Also on December 12, 2001, we issued Leslie Melzer a warrant to purchase 37,500 shares of our common stock at an exercise price of $2.20 per share on or before December 12, 2004, related to her appointment to the company’s board of directors.

On November 22, 2002, we issued Richard K. Stone a warrant to purchase 55,000 shares of our common stock at an exercise price of $1.50 per share on or before November 22, 2006 related to his position as an officer and employee of the company.

All of the transactions referred to in this section involving the issuance of shares of our common stock or warrants are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. Each transaction was a privately negotiated transaction without general solicitation or advertising with persons or entities that we believed were “sophisticated investors” within the meaning of the Securities Act and had access to all information concerning our company that each such person or entity deemed necessary to make an informed investment decision with respect to the transaction. Such transactions did not involve an underwriter and no underwriting discounts or commissions were paid.

Item 13. Exhibits, List and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Incorporation of Preferred/telecom, Inc. filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)

3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)

3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)

3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)

3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)

3.6(1)	Bylaws of Preferred/telecom, Inc. (Exhibit 3.4)

10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)

10.2(5)	Volume License Agreement between Philips Speech Processing North America, a division of Philips Electronics North America Corporation and Preferred Voice, Inc. (Exhibit 10.31)

10.3(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)

10.4(6)	Form of Warrant Certificate (Exhibit 10.2)

10.5(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)

10.6(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)

10.7(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)

10.8(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)

10.9(8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)

10.10(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)

10.11(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)

10.12(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)

23†	Consent of Philip Vogel & Co. PC

99.1†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to Form 10-KSB for the period ended March 31, 2000, filed by us with the Securities and Exchange Commission.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.

(b) Reports on Form 8-K

None

Item 14. Controls and Procedures

1.	Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

2.	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

Date: June 30, 2003	By:	/s/ MARY G. MERRITT
Mary G. Merritt, Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ G. RAY MILLER G. Ray Miller	Chairman of the Board of Directors	June 30, 2003

/s/ MARY G. MERRITT Mary G. Merritt	Secretary, Treasurer and Executive Vice President of Finance and Director (Principal Executive Officer)	June 30, 2003

/s/ ERNEST GILLESPIE Ernest Gillespie	Controller (Principal Accounting Officer)	June 30, 2003

/s/ SCOTT OGILVIE Scott Ogilvie	Director	June 30, 2003

/s/ LESLIE MELZER Leslie Melzer	Director	June 30, 2003

CERTIFICATIONS

I, Mary G. Merritt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Preferred Voice, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARY G. MERRITT
Mary G. Merritt
Interim Chief Executive Officer
(Principal Executive Officer)

June 30, 2003

I, Ernest Gillespie, certify that:

1. I have reviewed this annual report on Form 10-KSB of Preferred Voice, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ERNEST GILLESPIE
Ernest Gillespie Controller (Principal Financial Officer)

June 30, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

  and Shareholders

Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

April 24, 2003

PREFERRED VOICE, INC.

BALANCE SHEETS

MARCH 31, 2003 AND 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$55,760	$1,302,754
Accounts receivable, net of allowance for doubtful accounts of $-0- and and $36,070, respectively	220,706	162,940
Employee advances	675	2,638
Prepaid expenses	4,730	28,411

Total current assets	$281,871	$1,496,743

Property and equipment:
Computer equipment	$1,726,289	$1,678,172
Furniture and fixtures	42,691	42,691
Office equipment	62,997	62,997

	$1,831,977	$1,783,860
Less accumulated depreciation	690,430	408,104

Net property and equipment	$1,141,547	$1,375,756

Other assets:
Capitalized software development costs, net of accumulated amortization of $751,545 and $588,814, respectively	$225,032	$316,474
Deposits	23,019	23,019
Trademarks and patents, net of accumulated amortization of $1,819 and $-0-, respectively	74,539	53,535

Total other assets	$322,590	$393,028

Total assets	$1,746,008	$3,265,527

The accompanying notes are an integral part of these statements

	2003	2002
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$299,369	$333,636
Accrued operating expenses	69,418	98,420
Accrued vacation	6,690	23,715
Accrued payroll and payroll taxes	11,847	4,501
Accrued interest payable	33,319	33,319
Accrued lawsuit settlement	150,000	0
Deferred revenue	0	344,618
Notes payable	100,866	50,866

Total current liabilities	$671,509	$889,075

Long-term debt	$0	$50,000

Commitments and contingences (Notes I, L and M)
Stockholders’ equity:
Common stock, $0.001 par value 50,000,000 shares authorized; shares issued 18,407,493	$18,407	$18,407
Additional paid-in capital	17,817,465	17,817,465
Accumulated deficit	(16,759,867)	(15,507,914)
Treasury stock – 22,500 and385,224 shares at cost, respectively	(1,506)	(1,506)

Total stockholders’ equity	$1,074,499	$2,326,452

Total liabilities and stockholders’ equity	$1,746,008	$3,265,527

PREFERRED VOICE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	2003	2002	2001
Sales	$2,124,876	$1,474,465	$138,097
Cost of sales	761,185	462,311	101,188

Gross profit	$1,363,691	$1,012,154	$36,909

General and administrative expenses	$2,805,827	$4,854,006	$4,011,608

Loss from operations	$(1,442,136)	$(3,841,852)	$(3,974,699)

Other income (expense):
Interest income	$5,419	$0	$0
Interest expense	(5,016)	(5,255)	(4,600)
Other income	236	11,992	74,375
Other expense	(3,035)	0	(837,120)
Negotiated settlement	342,579	0	0
Lawsuit settlement	(150,000)	0	0

Total other income (expense)	$190,183	$6,737	$(767,345)

Loss from operations before income taxes	$(1,251,953)	$(3,835,115)	$(4,742,044)
Provision for income taxes	0	0	0

Net loss	$(1,251,953)	$(3,835,115)	$(4,742,044)

Per share amounts:
Net loss per share	$(0.07)	$(0.23)	$(0.34)

The accompanying notes are an integral part of these statements

PREFERRED VOICE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	Shares of common stock
	Authorized	Issued	Outstanding	In treasury
Balance—March 31, 2000	20,000,000	13,276,796	12,891,572	385,224
Exercise of employee stock options	0	9,500	9,500	0
Exercised warrants	0	420,932	420,932	0
Issuance of common stock net of stock issuance costs of $138,637	0	1,965,358	1,965,358	0
Issuance of stock warrants to non-employee for services	0	0	0	0
Net loss for the year ended March 31, 2001	0	0	0	0

Balance—March 31, 2001	20,000,000	15,672,586	15,287,362	385,224
Conversion of note payable to stock	0	17,804	17,804	0
Exercised warrants	0	275,118	275,118	0
Warrants issued to non-employees	0	0	0	0
Issuance of common stock net of stock issuance costs of $232,986	0	2,804,709	2,804,709	0
Increase in authorized shares	30,000,000	0	0	0
Cancellation of treasury stock	0	(362,724)	0	(362,724)
Net loss for the year ended March 31, 2002	0	0	0	0

Balance—March 31, 2002	50,000,000	18,407,493	18,384,993	22,500
Net loss for the year ended March 31, 2003	0	0	0	0

Balance—March 31, 2003	50,000,000	18,407,493	18,384,993	22,500

Amounts
Common		Additional		Total
stock $0.001	Treasury	paid-in	Accumulated	stockholders’
par value	stock	capital	deficit	equity
$13,277	$(1,868)	$8,952,788	$(6,930,755)	$2,033,442
10	0	9,491	0	9,501
420	0	429,775	0	430,195
1,967	0	4,332,835	0	4,334,802
0	0	131,162	0	131,162
0	0	0	(4,742,044)	(4,742,044)

$15,674	$(1,868)	$13,856,051	$(11,672,799)	$2,197,058
18	0	17,470	0	17,488
275	0	300,051	0	300,326
0	0	91,187	0	91,187
2,803	0	3,552,706	0	3,555,509
0	0	0	0	0
(363)	362	0	0	(1)
0	0	0	(3,835,115)	(3,835,115)

$18,407	$(1,506)	$17,817,465	$(15,507,914)	$2,326,452
0	0	0	(1,251,953)	(1,251,953)

$18,407	$(1,506)	$17,817,465	$(16,759,867)	$1,074,499

PREFERRED VOICE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	2003	2002	2001
Cash flows from operating activities:
Cash received from customers	$2,065,305	$1,365,158	$54,006
Cash paid to suppliers and employees	(3,167,992)	(4,438,374)	(3,436,094)
Interest received	5,419	0	0
Interest paid	(5,016)	0	0

Net cash used by operating activities	$(1,102,284)	$(3,073,216)	$(3,382,088)

Cash flows from investing activities:
Capital expenditures	$(148,413)	$(1,247,115)	$(1,154,997)
Proceeds from sale of assets	1,740	0	0
Employee advances (repayments)	1,963	(1,716)	(922)

Net cash used by investing activities	$(144,710)	$(1,248,831)	$(1,155,919)

Cash flows from financing activities:
Proceeds from issuance of stock	$0	$4,072,035	$4,913,135
Proceeds from notes payable	0	50,000	0
Stock issuance costs	0	(232,986)	(12,667)

Net cash provided by financing activities	$0	$3,889,049	$4,900,468

Net increase (decrease) in cash and cash equivalents	$(1,246,994)	$(432,998)	$362,461
Cash and cash equivalents:
Beginning of year	1,302,754	1,735,752	1,373,291

End of year	$55,760	$1,302,754	$1,735,752

The accompanying notes are an integral part of these statements

	2003	2002	2001
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(1,251,953)	$(3,835,115)	$(4,742,044)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	$283,737	$465,723	$278,052
Amortization	164,549	264,067	165,847
Gain on sale of fixed assets	1,021	0	0
Impairment loss	2,014	0	837,120
Fair value of stock warrants issued in exchange for services	0	91,186	131,162
Forgiveness of debt	0	(11,992)	(74,375)
Changes in assets and liabilities:
Increase in accounts receivable	(57,766)	(123,799)	(35,217)
Decrease in inventory	0	49,085	35,639
(Increase) decrease in deposits	0	(8,926)	71,021
(Increase) decrease in prepaid expenses	23,681	(27,918)	(2,220)
Decrease in accounts payable	(34,267)	(4,634)	(40,715)
Increase in accrued expenses	111,319	66,607	42,516
Increase (decrease) in deferred revenue	(344,619)	2,500	(48,874)

Total adjustments	$149,669	$761,899	$1,359,956

Net cash used by operating activities	$(1,102,284)	$(3,073,216)	$(3,382,088)

PREFERRED VOICE

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

On December 26, 2001, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-06, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. This SOP provides certain presentation and disclosure changes for entities with trade receivables and is effective for periods beginning January 1, 2002, and thereafter. The Company does not believe adoption will have a material effect on the financial statements.

At March 31, 2003, the Company had cash balances of approximately $114,400 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items.

During the years ended March 31, 2003, 2002 and 2001, approximately $271,243 (12.8%), $410,000 (27.8%) and $103,000 (74.6%), respectively, of the Company’s total sales were derived from one, one and two customers, respectively. At March 31, 2003, 2002 and 2001, no single customer accounted for a material portion of accounts receivable.

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

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note B—Summary of significant accounting policies (continued):

During the years ended March 31, 2003, 2002 and 2001, software development costs capitalized were $71,288, $181,728 and $338,875, respectively. The amortization of capitalized software development costs for the years ended March 31, 2003, 2002 and 2001 was $162,730, $264,067 and $165,847, respectively.

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

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $283,737, $465,723 and $278,052, respectively.

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

During the year ended March 31, 2003, the majority of the Company’s revenue consisted of revenue sharing receipts. Revenue sharing income is recognized when the voice dialing services are provided, generally monthly. Revenue sharing income for the years ended March 31, 2003, 2002 and 2001 was $2,025,359, $1,044,380 and $74,779, respectively.

During the year ended March 31, 2001, the majority of the Company’s revenue consisted of nonrefundable fees for the exclusive rights for customers to use the Company’s application software in certain geographic market and installation of equipment in multiple sites. The Company recorded the nonrefundable fees when the contract was executed as the earnings process had been completed and fee income had been collected. Income generated from

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note B—Summary of significant accounting policies (continued):

the installation of equipment was recognized upon the completion of each individual site. Deferred revenue associated with uncompleted installations at March 31, 2001 was $344,618.

Advertising expense

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $18,110, $17,350 and $74,158 for the years ended March 31, 2003, 2002 and 2001, respectively.

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during the year ended March 31, 1998. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the years ended March 31, 2003, 2002 and 2001, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 18,407,493, 16,581,164 and 13,884,662 for the years ended March 31, 2003, 2002 and 2001, respectively.

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

The amortization of trademarks and patents for the year ended March 31, 2003 was $1,819. At March 31, 2002 and 2001, approval of patents and trademarks was still pending; therefore, no amortization expense for trademarks and patents was recorded for the years ended March 31, 2002 and 2001.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss in the amount of $2,014, $-0- and $837,120 was recognized during the years ended March 31, 2003, 2002 and 2001, respectively (see Note J).

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note B—Summary of significant accounting policies (continued):

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

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note B—Summary of significant accounting policies (continued):

Gain from extinguishment of debt

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective for period beginning May 15, 2002 and thereafter. The Company adopted the provision of SFAS No. 145 for the fiscal year ending March 31, 2003. SFAS No. 145, among other matters, addresses financial accounting and reporting for the extinguishment of debt, concluding that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases would be inconsistent with the criteria of ABP Opinion 30. The adoption resulted in a reclassification of extraordinary gains into ordinary loss, with no effect on net loss.

Note C—Notes payable:

Notes payable consist of the following:

	2003	2002
Note payable, Brite Voice Systems, Inc., dated January 31, 1997. Note is unsecured.	$50,866	$50,866
Note payable, 10% interest rate. Principal and interest payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	50,000	0

Total	$100,866	$50,866

The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for each of the years ended March 31, 2003, 2002 and 2001, respectively.

Interest expense charged to operations related to the notes payable was $5,016, $5,255 and $4,600 for the years ended March 31, 2003, 2002 and 2001, respectively.

Note D—Common stock:

Common stock authorized

On September 29, 2000, the Company’s Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company’s stockholders on September 21, 2001.

Stock purchase warrants

At March 31, 2003 the Company had outstanding warrants to purchase 4,083,703 shares of the Company’s common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At March 31, 2003, 4,083,703 shares of common stock were reserved for that purpose.

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note D—Common stock (continued):

Common stock reserved

At March 31, 2003, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	4,083,703
Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000

6,420,835

Note E—Income taxes:

The Company uses the liability method of accounting for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. Under the liability method, a provision for income taxes is recorded based on taxes currently payable on income as reported for federal income tax purposes, plus an amount which represents the change in deferred income taxes for the year.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax-reporting basis of the Company’s assets and liabilities. The major areas in which temporary differences give rise to deferred taxes are accounts receivable, accrued liabilities, start-up expenditures, accumulated depreciation, and net operating loss carryforwards. Deferred income taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which they relate. Deferred income taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the years in which the temporary differences are expected to reverse.

The provision for income taxes as of March 31, consists of:

	2003	2002	2001
Current income taxes	$0	$0	$0
Change in deferred income taxes due to temporary differences	0	0	0

	$0	$0	$0

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note E—Income taxes (continued):

Deferred tax (liabilities) assets as of March 31, consist of the following:

	2003	2002	2001
Accumulated depreciation	$(52,000)	$(3,500)	$(59,000)

Gross deferred tax liabilities	$(52,000)	$(3,500)	$(59,000)

Stock warrant compensation	$0	$31,000	$70,000
Accrued liabilities	2,000	8,000	8,000
Net operating loss carryforward	5,610,000	5,121,000	3,881,000

Gross deferred tax assets	$5,612,000	$5,160,000	$3,959,000
Valuation allowance	(5,560,000)	(5,156,500)	(3,900,000)

	$52,000	$3,500	$59,000

Net deferred tax assets	$0	$0	$0

The change in the deferred tax valuation allowance is as follows:	$403,500	$1,256,500	$1,608,000

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company’s uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2003, a net operating loss carryforward of approximately $16,500,000, which can be used to offset future taxable income through the year 2022. Utilization of net operating loss carryforwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note F—Employee stock option plans:

1994 Plan

On November 1, 1994, the Company adopted a stock award and incentive plan (“1994 Plan”) which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The 1994 Plan reserves 450,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan.

Under the terms of the 1994 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2003, options to purchase 252,000 shares at exercise prices of $0.69 to $2.50 per share were outstanding. No stock appreciation rights had been granted at March 31, 2003.

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note F – Employee stock option plans (continued):

As of March 31, 2003, 112,868 of these options have been exercised, 84,882 have been forfeited, 252,000 remain outstanding, and 247,000 were vested and exercisable. At March 31, 2003, the remaining weighted average contractual life was 5.4 years.

2000 Plan

On September 29, 2000, the Company adopted an incentive stock option and other equity participation plan (“2000 Plan”) which permits the issuance of stock purchase agreements, stock awards, incentive stock options, non-qualified stock options and stock appreciation rights to selected employees and independent contractors of the Company. The 2000 Plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan. These stock options vest over a period of two years.

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2003, options to purchase 1,163,875 shares at exercise prices of $1.25 to $3.00 per share were outstanding. No stock appreciation rights had been granted at March 31, 2003.

As of March 31, 2003, none of these options have been exercised, 412,700 have been forfeited, 1,163,875 remain outstanding, and 334,563 were vested and exercisable. At March 31, 2003, the remaining weighted average contractual life was 9.0 years.

Employee warrants

As of March 31, 2003, none of the employee warrants have been exercised or forfeited, 345,000 expired, 750,000 remain outstanding, and 750,000 were vested and exercisable. At March 31, 2003, the remaining weighted average contractual life was approximately 0.2 years.

Note G—Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.28%—4.39%	2.28%—5.06%	4.14%—6.35%
Expected life	1.5—2.5 years	2.5—3.5 years	1.5—3.5 years
Expected volatility	69%—191%	165%—189%	172%

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note G—Proforma information related to employee stock options and warrants (continued):

The Company applies APB Opinion No. 25 in accounting for its plan (as described in Note G) and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company’s common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below:

	2003	2002	2001
Net loss:
As reported	$(1,251,954)	$(3,835,114)	$(4,742,044)

Proforma	$(1,434,703)	$(4,409,704)	$(5,384,131)

Loss per common share:
As reported	$(0.07)	$(0.23)	$(0.34)

Proforma	$(0.08)	$(0.26)	$(0.39)

Proforma loss reflects only options granted during the years ended March 31, 2003, 2002 and 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is reflected over the option’s vesting period.

Following is a summary of the stock award and incentive plans and warrants:

	2000 stock award and incentive plan (2000 Plan)
	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	1,051,825	$1.63	576,000	$1.45	576,000	$1.45
Granted	792,750	1.25	607,825	1.81	0	0.00
Exercised	0	0.00	0	0.00	0	0.00
Forfeited	(280,700)	1.62	(132,000)	1.60	0	0.00
Cancelled	(400,000)	1.88	0	0.00	0	0.00
Expired	0	0.00	0	0.00	0	0.00

Outstanding at end of year	1,163,875	$1.29	1,051,825	$1.63	576,000	$1.45

Options exercisable at end of year	334,563	$1.39	222,000	$1.40	190,666	$1.45
Weighted average fair value of options granted during the year	792,750	$0.21	607,825	$1.07	576,000	$1.21

Preferred Voice

NOTES TO FINANCIAL STATEMENTS

Note G—Proforma information related to employee stock options and warrants (continued):

	1994 stock award and incentive plan (1994 Plan)
	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted Average exercise price	Number of shares	Weighted Average Exercise price
Outstanding at beginning of year	297,000	$1.02	412,000	$0.96	406,500	$0.96
Granted	0	0.00	0	0.00	15,000	2.50
Exercised	0	0.00	(75,118)	0.94	(9,500)	1.00
Forfeited	(45,000)	1.25	(39,882)	1.16	0	0.00
Expired	0	0.00	0	0.00	0	0.00

Outstanding at end of year	252,000	$0.98	297,000	$1.02	412,000	$0.96

Options exercisable at end of year	247,000	$0.95	272,000	$0.95	392,002	$0.96
Weighted average fair value of options granted during the year	0	$0.00	0	$0.00	15,000	$2.09

Following is a summary of warrants issued to employees:

	Employee warrants
	2003		2002		2001
	Number of shares	Weighted Average Exercise price	Number of shares	Weighted Average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	985,000	$1.04	825,000	$1.10	800,000	$0.90
Granted	110,000	1.25	160,000	1.50	25,000	2.50
Exercised	0	0.00	0	0.00	0	0.00
Forfeited	0	0.00	0	0.00	0	0.00
Expired	(300,000)	1.00	0	0.00	0	0.00

Outstanding at end of year	795,000	$1.09	985,000	$1.04	825,000	$0.96

Options exercisable at end of year	795,000	$1.09	985,000	$1.04	825,000	$0.96
Weighted average fair value of options granted during the year	110,000	$0.04	160,000	$1.36	25,000	$2.50

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note H—Stock warrants:

During the years ended March 31, 2003, 2002 and 2001, the Company issued 0, 180,000 and 151,035 warrants to certain service providers and business partners at exercise prices ranging from $0.84 to $4.00. The warrants can be exercised at any time and expire at various dates through November 22, 2006.

In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. For the years ended March 31, 2003, 2002 and 2001, the Company recognized $-0-, $91,186 and $131,162, respectively, as compensation expense and $-0- as stock issuance cost during the years ended March 31, 2003, 2002 and 2001 related to warrants issued to non-employees.

For the years ended March 31, 2003, 2002 and 2001, the Company issued 0, 1,575,000 and 716,965 warrants, respectively, in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the years ended March 31, 2003, 2002 and 2001.

As of March 31, 2003, 1,022,493 of these warrants have been exercised; none have been forfeited; and 4,083,703 remain outstanding, of which 4,083,703 were vested and exercisable. At March 31, 2003, the remaining weighted average contractual life was approximately 2.1 years.

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2003	2002	2001
Expected dividend yield	N/A	0.00%	0.00%
Risk-free interest rate	N/A	4.39%	5.69%
Expected life	N/A	1.5 years	0.5—3.5 years
Expected volatility	N/A	86%—131%	172%

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	801,035	$1.76	621,035	$1.76	470,000	$1.36
Granted	0	0.00	180,000	1.94	151,035	3.01
Exercised	0	0.00	0	0.00	0	0.00
Forfeited	0	0.00	0	0.00	0	0.00
Expired	(45,000)	1.12	0	0.00	0	0.00

Outstanding at end of year	756,035	$1.76	801,035	$1.76	621,035	$1.76

Options exercisable at end of year	756,035	$1.76	801,035	$1.76	621,035	$1.76
Weighted average fair value of options granted during the year	0	$0.00	180,000	$1.97	151,035	$1.67

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note H—Stock warrants (continued):

The following is a summary of warrants issued in connection with stock offerings:

	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	2,532,668	$1.64	1,252,668	$1.75	1,033,203	$1.14
Granted	0	0.00	1,575,000	1.95	716,965	2.39
Exercised	0	0.00	(200,000)	1.15	(420,196)	1.02
Forfeited	0	0.00	0	0.00	0	0.00
Expired	0	0.00	(95,000)	3.04	(77,304)	2.01

Outstanding at end of year	2,532,668	$1.64	2,532,668	$1.64	1,252,668	$1.75

Options exercisable at end of year	2,532,668	$1.64	2,532,668	$1.64	1,252,668	$1.75
Weighted average fair value of options granted during the year	0	$0.00	1,575,000	$1.95	716,965	$2.39

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note G):

	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	4,318,703	$1.62	2,698,703	$1.75	2,303,203	$1.14
Granted	110,000	1.25	1,915,000	1.59	973,000	2.39
Exercised	0	0.00	(200,000)	1.15	(420,196)	1.02
Forfeited	0	0.00	0	0.00	0	0.00
Expired	(345,000)	1.01	(95,000)	3.04	(77,304)	2.01

Outstanding at end of year	4,083,703	$1.67	4,318,703	$1.62	2,778,703	$1.75

Options exercisable at end of year	4,083,703	$1.67	4,318,703	$1.62	2,778,703	$1.75
Weighted average fair value of options granted during the year	110,000	$0.04	1,915,000	$1.62	893,000	$2.39

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note I—Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2003:

Year ending March 31,	Amount
2004	$174,395
2005	175,398
2006	132,766

$482,559

Total rent expense charged to operations was $292,940, $238,859 and $153,515 for the years ended March 31, 2003, 2002 and 2001, respectively.

Note J—Barter transaction:

On June 3, 1996, the Company entered into a media purchase agreement for the promotion of its products and services with Proxhill Marketing, Ltd. (Proxhill). Under the terms of the agreement, the Company committed to purchase $1,200,000 of media advertising time in exchange for 200,000 shares of common stock at a value of $4.00 per share, and $400,000 in cash. The agreement is for a period of five years. For each purchase of media advertising time, the Company will receive a barter credit equal to 66.67% of the transaction value with the remaining balance payable in cash. In connection with this agreement, the Company issued to Proxhill 50,000 warrants to purchase the Company’s common stock at a price of $4.00 per share. The options expired June 3, 2001. Due to the uncertainty of the realization of the barter credits, the Company recognized an impairment loss in the amount of $837,120 during the year ended March 31, 2001.

Note K—Extinguishment of debt:

During the year ended March 31, 2002, the Company negotiated settlement of amounts owed to a certain holder of a note payable by the Company. The negotiated settlement resulted in a reduction of the Company’s notes and accrued interest payable in the amount of $11,992, which has been reported as other income in the accompanying statements of operations.

During the year ended March 31, 2001, the Company negotiated settlements of amounts owed to certain of its vendors and employees. The negotiated settlements resulted in a reduction of the Company’s accounts payable and accrued operating expenses in the amount of $74,375, which has been reported as other income in the accompanying statements of operations.

Note L—Negotiated settlement and lawsuit settlement:

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

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note L—Negotiated settlement and lawsuit settlement (continued):

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

Note M—Operations and management’s intent:

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

In December 1998, the Company realized that it would need extensive amounts of working capital to sell and market its services directly to individual consumers. Therefore, the Company began researching venues which already had inherent customer or subscriber bases. The first distribution channel that the Company explored was the use of master distributors in various cities and states around the country. The Company believes the distributors will be a source of direct subscriber addition once it includes the master distributor marketing area in the network of a VIP system, the first deployment of which began in Miami, Florida in March 2002, Boston, Massachusetts on January 1, 2003 and Chicago, Illinois opening in May 2003. The second distribution channel is directly with (1) Incumbent Local Exchange Carriers or local telephone companies, (2) Wireless Communication Carriers or cell phone companies and (3) Competitive Local Exchange Carriers or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. The third distribution channel is through the network services division which provides third party service application providers access to wireline and wireless carriers through voice over internet protocol (VOIP) network hosted by a web-hosting provider.

The Company first attempted to sell its hardware and license application software but after only one such agreement with KMC Telecom Holdings, Inc. (“KMC”) decided to pursue revenue sharing whereby the Company provides all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by the customer to their subscribers. The entire sales force focuses on marketing revenue sharing agreements and, to date, has signed fifty-one (51) local telephone company and cell phone company multi-year contracts. Eighteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues. As of March 31, 2003, these eighteen contracts were generating revenues of approximately $160,000 per month. The revenue sharing agreement, and not the sale of hardware, is the primary method in which the Company intends to contract with customers to generate revenue going forward. With a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Two contracting phone companies are in the system acceptance and early

PREFERRED VOICES

NOTES TO FINANCIAL STATEMENTS

Note M—Operations and management’s intent (continued):

marketing stages, and the Company should generate revenues from these contracts in the first quarter of the fiscal year ending March 31, 2004.

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

Future Obligations

Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet anticipated capital requirements and to finance continued growth. Such projections are based on continued growth from current customers and customers which are already under contract utilizing the revenue rates that the Company has experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. The Company may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

On May 31, 2002, the Company implemented a thirty-three percent (33%) reduction in force.