Form 10QSB
period 2003-06-30
PREFERRED VOICE INC
filed 2003-08-14
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2003.

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

Common Stock, $ 0.001 Par Value—18,407,493 shares as of August 8, 2003.

Transitional Small Business Format    Yes  ☐    No  ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2003 AND MARCH 31, 2003

	June 30, 2003 (unaudited)	March 31, 2003 (audited)
Assets

Current assets:
Cash and cash equivalents	$37,503	$55,760
Accounts receivable, net of allowance for doubtful accounts of $13,968 and $-0- respectively	172,781	220,706
Employee advances	25	675
Prepaid expenses	6,869	4,730

Total current assets	$217,178	$281,871

Property and equipment:
Computer equipment	$1,633,724	$1,726,289
Furniture and fixtures	42,691	42,691
Office equipment	62,997	62,997

	$1,739,412	$1,831,977
Less accumulated depreciation	688,060	690,430

Net property and equipment	$1,051,352	$1,141,547

Other assets:
Capitalized software development costs, net of of accumulated amortization of $ 795,726 and $751,545, respectively	$190,974	$225,032
Deposits	23,019	23,019
Trademarks and patents, net of accumulated amortization of $2,729 and $1,819, respectively	74,378	74,539

Total other assets	$288,371	$322,590

Total assets	$1,556,901	$1,746,008

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

	June 30, 2003 (unaudited)	March 31, 2003 (audited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$274,023	$299,369
Accrued operating expenses	30,244	69,418
Accrued vacation	10,926	6,690
Accrued payroll and payroll taxes	948	11,847
Accrued interest payable	34,570	33,319
Accrued lawsuit settlement	150,000	150,000
Notes payable	100,866	100,866

Total current liabilities	$601,577	$671,509

Commitments (Notes F and G)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,407,493 shares issued	$18,407	$18,407
Additional paid-in capital	17,817,465	17,817,465
Accumulated deficit	(16,879,042)	(16,759,867)
Treasury stock – 22,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity	$955,324	$1,074,499

Total liabilities and stockholders’ equity	$1,556,901	$1,746,008

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
Sales	$471,353	$417,084

Cost of sales	153,290	193,416

Gross profit	$318,063	$223,668

General and administrative expenses	$513,409	$962,277

Loss from operations	$(195,346)	$(738,609)

Other income (expense):
Interest income	$177	$3,332
Interest expense	(4,058)	(1,250)
Gain on sale of assets	71,639	0
Other expense	8,413	(2,014)

Total other income (expense)	$76,171	$68

Loss from operations before income taxes	$(119,175)	$(738,541)

Provision for income taxes	0	0

Net loss	$(119,175)	$(738,541)

Per share amounts:
Loss from operations	$(0.01)	$(0.04)

Net loss per share	$(0.01)	$(0.04)

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Cash received from customers	$519,278	$416,367
Cash paid to suppliers and employees	(609,271)	(1,214,207)
Interest received	177	3,332
Interest paid	(2,807)	0

Net cash used by operating activities	$(92,623)	$(794,508)

Cash flows from investing activities:
Procceds from sale of assets	$102,596	$0
Capital expenditures	(28,880)	(65,037)
Increase in notes receivable	0	(12,000)
Employee advances	650	562

Net cash provided (used) by investing activities	$74,366	$(76,475)

Cash flows from financing activities:
Stock issuance costs	$0	$(3,842)

Net cash used by financing activities	$0	$(3,842)

Net decrease in cash and cash equivalents	$(18,257)	$(874,825)

Cash and cash equivalents:
Beginning of period	55,760	1,302,754

End of period	$37,503	$427,929

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

	2003	2002
Reconciliation of net loss to net cash used by operating activities:

Net loss	$(119,175)	$(738,541)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	$122,337	$95,076

Gain on sale of fixed assets	(71,639)	0

Allowance for doubtful accounts	13,968	0

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	33,957	(175)
(Increase) decrease in prepaid expenses	(2,139)	4,567
Increase in patents and trademarks	0	(239)
Decrease in accounts payable	(25,346)	(78,668)
Decrease in accrued expenses	(44,586)	(75,986)
Decrease in customer deposits	0	(542)

Total adjustments	$26,552	$(55,967)

Net cash used by operating activities	$(92,623)	$(794,508)

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2003, Form 10KSB and should be read in conjunction with the financial statements for the three months ended June 30, 2003, contained herein.

The financial information included herein as of June 30, 2003, and for the three-month periods ended June 30, 2003 and 2002, have been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

Receivables and credit policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Unpaid accounts receivable with invoice dates over 30 days old bear no interest.

Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days are considered delinquent.

Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoice.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $33,894 and $13,244 as of June 30, 2003 and March 31, 2003, respectively.

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended June 30, 2003 and 2002, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 18,407,493 for each of the three months ended June 30, 2003 and 2002, respectively.

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

Gain from extinguishment of debt

The Company has adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective for period beginning May 15, 2002 and thereafter. SFAS No. 145, among other matters, addresses financial accounting and reporting for the extinguishment of debt, concluding that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases would be inconsistent with the criteria of ABP Opinion 30. The adoption resulted in a reclassification of extraordinary gains into ordinary loss, with no effect on net loss.

Note C - Notes payable:

Notes payable consist of the following:

	June 30, 2003	March 31, 2003
Note payable, Brite Voice Systems, Inc., dated January 31, 1997. Note is unsecured.	$50,866	$50,866

Note payable, 10% interest rate. Principal and accrued interest payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	50,000	50,000

	$100,866	$100,866

The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to the Brite note was $-0- for each of the three months ended June 30, 2003 and 2002, respectively.

Interest expense charged to operations related to notes payable was $1,250 for each of the three months ended June 30, 2003 and 2002, respectively.

Note D - Common stock:

Common stock authorized

On September 29, 2000, the Company’s Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company’s stockholders on September 21, 2001.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note D - Common stock (continued):

Stock purchase warrants

At June 30, 2003, the Company had outstanding warrants to purchase 3,858,703 shares of the Company’s common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At June 30, 2003, 3,858,703 shares of common stock were reserved for that purpose.

Common stock reserved

At June 30, 2003, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	3,858,703
Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000

6,195,385

Note E - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2003	2002
Expected dividend yield	0.00%	0.00%

Risk-free interest rate	1.00% - 4.13%	4.13%

Expected life	1 - 2.5 years	2.5 years

Expected volatility	133% - 191%	191%

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

	Three months ended June 30,
	2003	2002
Net loss:
As reported	$(119,175)	$(738,541)
Stock-based employee compensation cost, net of tax effects	(13,670)	(10,941)

Proforma	$(132,845)	$(749,482)

Loss per common share:
As reported	$(0.01)	$(0.04)

Proforma	$(0.01)	$(0.04)

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note F - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2003:

Year ending March 31,	Amount
2004	$229,287
2005	194,533
2006	147,118

$570,938

Total rent expense charged to operations was $69,940 and $73,599 for the three months ended June 30, 2003 and 2002, respectively.

Note G - Operation and management’s intent:

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

In December 1998, the Company realized that it would need extensive amounts of working capital to sell and market its services directly to individual consumers. Therefore, the Company began researching venues which already had inherent customer or subscriber bases. The first distribution channel that the Company explored was the use of master distributors in various cities and states around the country. The Company believes the distributors will be a source of direct subscriber addition. The first deployment began in Miami, Florida in March 2002, Boston, Massachusetts on January 1, 2003 and Chicago, Illinois in May 2003. The second distribution channel is directly with (1) Incumbent Local Exchange Carriers or local telephone companies, (2) Wireless Communication Carriers or cell phone companies and (3) Competitive Local Exchange Carriers or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. The third distribution channel is through the network services division which provides third party service application providers access to wireline and wireless carriers through voice over internet protocol (VOIP) network hosted by a web-hosting provider.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note G - Operation and management’s intent (continued):

The Company first attempted to sell its hardware and license application software but after only one such agreement decided to pursue revenue sharing whereby the Company provides all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by the customer to their subscribers. The entire sales force focuses on marketing revenue sharing agreements and, to date, has signed fifty-one (51) local telephone company and cell phone company multi-year contracts. Nineteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues. As of June 30, 2003, these nineteen contracts were generating revenues of approximately $150,000 per month. The revenue sharing agreement, and not the sale of hardware, is the primary method in which the Company intends to contract with customers to generate revenue going forward. With a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Two contracting phone companies are in the system acceptance and early marketing stages, and the Company should generate revenues from these contracts in the second quarter of the fiscal year ending March 31, 2004.

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

Future Obligations

Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet anticipated capital requirements and to finance current operations. Such projections are based on continued growth from current customers and customers which are already under contract utilizing the revenue rates that the Company has experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. The Company may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

Overview

We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. Since June of 1997, we have focused solely on the development, testing, and deployment of enhanced services for the telecommunications industry with concentration in voice recognition applications that would allow consumers the ability to utilize their voice to “dial” calls.

We currently use two distribution channels to provide our services to end-users, master distributors and telecommunications carriers. Currently there are three master distributors marketing services in Miami, Florida, Boston, Massachusetts, and Chicago, Illinois. The master distributors provide customers with the Company’s Emma service, an automated receptionist service and SmartLine, a personal call manager. The second distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. The carriers provide the Company’s voice dial product Safety Talk, and one carrier is now providing Push2Connect. The Company believes there is a market in being the conduit and transport facility for various application providers to our customer carriers. Therefore, we are aggressively pursuing a third distribution channel that is through our network services division which provides third party service application providers access to wireline and wireless carriers through our voice over internet protocol (VOIP) network hosted by a web hosting provider.

We first attempted to sell our hardware and license our application software but after only one such agreement we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed fifty-one (51) local telephone company and cell phone company multi-year contracts. Nineteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of June 30, 2003, these nineteen contracts were generating revenues of approximately $150,000 per month. The revenue sharing agreement, and not the sale of our hardware, is the primary method in which we intend to contract with customers to generate revenue going forward. With a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. Two contracting phone companies are in the system acceptance and early marketing stages, and we should generate revenues from these contracts in the second quarter of the fiscal year ending March 31, 2004.

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

Results of Operations

We recorded a net loss of $119,175 or $0.01 per share, for the period ended June 30, 2003, compared to a net loss of $738,541 or $0.04 per share, for the period ended June 30, 2002.

Total Sales

Total revenue for the period ended June 30, 2003, was $471,353 compared to $417,084 for the period ended June 30, 2002. Revenues in both periods consisted entirely of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services.

We anticipate that revenues from the sale of our services will continue to grow very gradually throughout fiscal year 2004 as we continue to install VIP systems in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

Cost of Sales

Cost of sales for the period ended June 30, 2003 was $153,290 compared to $193,416 for the period ended June 30, 2002. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods and marketing enhancements to our opt-out customers.

Selling, General and Administrative

Selling, general and administrative expenses for the period ended June 30, 2003 were $513,409 compared to $962,277 for the period ended June 30, 2002. The decrease from 2002 to 2003, are due to decreases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2004, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended June 30, 2003 and 2002, software development costs capitalized were $6,623 and $5,000 respectively. The amortization of capitalized software development costs for the periods ended June 30, 2003 and 2002 was $45,091 and $23,477 respectively.

Other Income and Expense

During the period ended June 30, 2003, the Company made a sale of equipment to a customer that generated one-time net revenue of $71,639. The company was also able to negotiate settlement of $8,413 of outstanding accounts payable.

Income Taxes

As of June 30, 2003, we had cumulative federal net operating losses of approximately $16 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2003 were approximately $37,500, a decrease of $18,260 from $55,760 at March 31, 2003. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $150,000 per month and we expect these to continue to rise slowly as we continue to deploy new customers and our current customers continue to provide services to their customers.

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

Future Obligations

We project our working capital needs to be $900,000 over the next six months for corporate overhead and equipment purchases to continue to deploy our systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to complete scheduled customer deployments. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.

We have short term debt of $200,000 due October 1, 2003 that will require renegotiation as we do not believe we will have the ability to fully substantiate this debt on its current terms. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, sale of equipment, promissory notes, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2. Changes in Securities.

(a)	There have been no material changes in securities during the period

(b)	There have been no material changes in the class of securities or the rights of the holders of the registered securities.

(c)	Recent Sales of Unregistered Securities

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

August 14, 2003	/s/ Mary G. Merritt
Date	Mary G. Merritt
Secretary, Treasurer and Vice President of Finance
(Principal Executive Officer)