Form 10QSB
period 2003-09-30
PREFERRED VOICE INC
filed 2003-11-14
CIK 946822

United States

Securities and Exchange Commission

Washington, D. C. 20549

Form 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended September 30, 2003.

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

Common Stock, $ 0.001 Par Value – 18,407,493 shares as of November 10, 2003.

Transitional Small Business Format Yes ☐ No ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2003 AND MARCH 31, 2003

	September 30, 2003 (unaudited)	March 31, 2003 (audited)
Assets
Current assets:
Cash and cash equivalents	$24,208	$55,760
Accounts receivable, net of allowance for doubtful accounts of $13,014 and $-0— respectively	165,663	220,706
Employee advances	0	675
Prepaid expenses	248	4,730

Total current assets	$190,119	$281,871

Property and equipment:
Computer equipment	$1,636,000	$1,726,289
Furniture and fixtures	42,691	42,691
Office equipment	62,997	62,997

	$1,741,688	$1,831,977
Less accumulated depreciation	764,270	690,430

Net property and equipment	$977,418	$1,141,547

Other assets:
Capitalized software development costs, net of accumulated amortization of $840,191 and $751,545, respectively	$151,509	$225,032
Deposits	23,019	23,019
Trademarks and patents, net of accumulated amortization of $3,669 and $1,819, respectively	73,379	74,539

Total other assets	$247,907	$322,590

Total assets	$1,415,444	$1,746,008

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

	September 30, 2003 (unaudited)	March 31, 2003 (audited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$285,910	$299,369
Accrued operating expenses	30,211	69,418
Accrued vacation	10,056	6,690
Accrued payroll and payroll taxes	23,909	11,847
Accrued interest payable	5,000	33,319
Accrued lawsuit settlement	150,000	150,000
Notes payable	100,866	100,866

Total current liabilities	$605,952	$671,509

Commitments (Notes F and G)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,407,493 shares issued	$18,407	$18,407
Additional paid-in capital	17,817,465	17,817,465
Accumulated deficit	(17,024,874)	(16,759,867)
Treasury stock – 22,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity	$809,492	$1,074,499

Total liabilities and stockholders’ equity	$1,415,444	$1,746,008

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three months ended September 30, 2003 (unaudited)	Six months ended September 30, 2003 (unaudited)	Three months ended September 30, 2002 (unaudited)	Six months ended September 30, 2002 (unaudited)
Sales	$447,151	$918,506	$611,708	$1,028,792

Cost of sales	177,572	330,862	163,457	356,873

Gross profit	$269,579	$587,644	$448,251	$671,919

General and administrative expenses	$442,240	$955,648	$648,505	$1,610,781

Loss from operations	$(172,661)	$(368,004)	$(200,254)	$(938,862)

Other income (expense):
Interest income	$70	$247	$1,224	$4,556
Interest expense	(1,519)	(5,578)	(1,250)	(2,500)
Gain on sale of assets	0	71,639	0	0
Forgiveness of debt	30,819	39,232	0	0
Other expense	(2,543)	(2,543)	0	(2,015)

Total other income (expense)	$26,827	$102,997	$(26)	$41

Loss from operations before income taxes	$(145,834)	$(265,007)	$(200,280)	$(938,821)

Provision for income taxes	0	0	0	0

Net loss	$(145,834)	$(265,007)	$(200,280)	$(938,821)

Per share amounts:
Loss from operations	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003 (unaudited)	2002 (unaudited)
Cash flows from operating activities:
Cash received from customers	$973,556	$900,158
Cash paid to suppliers and employees	(1,036,089)	(1,899,943)
Interest received	247	4,556
Interest paid	(33,897)	(5,000)

Net cash used by operating activities	$(96,183)	$(1,000,229)

Cash flows from investing activities:
Procceds from sale of assets	$102,596	$0
Capital expenditures	(38,640)	(74,772)
Increase in notes receivable	0	(12,000)
Repayment of employee advances	675	1,953

Net cash provided (used) by investing activities	$64,631	$(84,819)

Cash flows from financing activities:
Stock issuance costs	$0	$(4,071)

Net cash used by financing activities	$0	$(4,071)

Net decrease in cash and cash equivalents	$(31,552)	$(1,089,119)

Cash and cash equivalents:
Beginning of period	55,760	1,302,754

End of period	$24,208	$213,635

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

	2003 (unaudited)	2002 (unaudited)
Reconciliation of net loss to net cash used by operating activities:

Net loss	$(265,007)	$(938,821)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	$243,951	$212,564

Gain on sale of fixed assets	(71,639)	2,014

Allowance for doubtful accounts	13,014	0

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,710	(126,134)
(Increase) decrease in prepaid expenses	4,482	(2,581)
(Increase) decrease in patents and trademarks	2,543	(23,533)
Decrease in accounts payable	(13,458)	(49,335)
Decrease in accrued expenses	(23,779)	(71,903)
Decrease in customer deposits	0	(2,500)

Total adjustments	$168,824	$(61,408)

Net cash used by operating activities	$(96,183)	$(1,000,229)

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

Note B—Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2003, Form 10KSB and should be read in conjunction with the financial statements for the three and six months ended September 30, 2003, contained herein.

The financial information included herein as of September 30, 2003, and for the three and six-month periods ended September 30, 2003 and 2002, have been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America, and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $20,214 and $13,244 as of September 30, 2003 and March 31, 2003, respectively.

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended September 30, 2003 and 2002, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 18,407,493 for each of the three and six months ended September 30, 2003 and 2002.

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

Note C—Notes payable:

Notes payable consist of the following:

	September 30, 2003	March 31, 2003
Note payable, Brite Voice Systems, Inc., dated January 31, 1997. Note is unsecured.	$50,866	$50,866

Note payable, 10% interest rate. Principal and accrued interest payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	50,000	50,000

	$100,866	$100,866

The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Interest expense charged to operations related to notes payable was $1,250 for each of the three months ended September 30, 2003 and 2002, respectively.

Note D—Common stock:

Common stock authorized

On September 29, 2000, the Company’s Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company’s stockholders on September 21, 2001.

Stock purchase warrants

At September 30, 2003, the Company had outstanding warrants to purchase 3,778,703 shares of the Company’s common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At September 30, 2003, 3,778,703 shares of common stock were reserved for that purpose.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note D—Common stock (continued):

Common stock reserved

At September 30, 2003, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	3,778,703
Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000

6,115,835

Note E—Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2003	2002
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.00% – 4.13%	2.28% – 4.13%
Expected life	1 – 2.5 years	2.5 years
Expected volatility	133% – 191%	133% – 191%

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

	Six months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(265,007)	$(938,821)	$(145,834)	$(200,280)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(61,883)	(16,079)	(48,212)	0

Proforma net loss	$(326,890)	$(954,900)	$(194,046)	$(200,280)

Loss per common share:
As reported	$(0.01)	$(0.04)	$(0.01)	$(0.01)

Proforma	$(0.02)	$(0.05)	$(0.01)	$(0.01)

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note F—Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2003:

Year ending March 31,	Amount
2004	$229,287
2005	194,533
2006	147,118

$570,938

Total rent expense charged to operations was $139,448 and $147,624 for the six months ended September 30, 2003 and 2002, respectively.

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

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note G—Operation and management’s intent (continued):

The Company first attempted to sell its hardware and license application software but after only one such agreement decided to pursue revenue sharing whereby the Company provides all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by the customer to their subscribers. The entire sales force focuses on marketing revenue sharing agreements and, to date, has signed fifty-one (51) local telephone company and cell phone company multi-year contracts. Nineteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues. As of September 30, 2003, these nineteen contracts were generating revenues of approximately $140,000 per month. The revenue sharing agreement, and not the sale of hardware, is the primary method in which the Company intends to contract with customers to generate revenue going forward. With a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions.

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

We currently use two distribution channels to provide our services to end-users, master distributors and telecommunications carriers. Currently there are two master distributors marketing services in Miami, Florida, and Chicago, Illinois. The master distributors provide customers with the Company’s Emma service, an automated receptionist service and SmartLine, a personal call manager. The second distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. The carriers provide the Company’s voice dial product Safety Talk, and one carrier is now providing Push2Connect. The Company believes there is a market in being the conduit and transport facility for various application providers to our customer carriers. Therefore, we are aggressively pursuing a third distribution channel that is through our network services division which provides third party service application providers access to wireline and wireless carriers through our voice over internet protocol (VOIP) network hosted by a web hosting provider.

We first attempted to sell our hardware and license our application software but after only one such agreement we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed fifty-one (51) local telephone company and cell phone company multi-year contracts. Nineteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of September 30, 2003, these nineteen contracts were generating revenues of approximately $140,000 per month. The revenue sharing agreement, and not the sale of our hardware, is the primary method in which we intend to contract with customers to generate revenue going forward. With a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. One contracted phone company is in the system acceptance and early marketing stages, and we should generate revenues from this contract in the fourth quarter of the fiscal year ending March 31, 2004.

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

Results of Operations

We recorded a net loss of $265,007 or $0.01 per share, for the six-month period ended September 30, 2003, compared to a net loss of $938,821 or $0.5 per share, for the six-month period ended September 30, 2002. For the three-month period ended September 30, 2003, we recorded a net loss of $145,834, or $.01 per share compared to a net loss of $200,280 or $.01 per share for the three-month period ended September 30, 2002.

Total Sales

Total revenue for the six-month period ended September 30, 2003, was $918,506 compared to $1,028,792 for the six-month period ended September 30, 2002. Total revenue for the three-month period ended September 30, 2003, was $447,151 compared to $611,708 for the three-month period ended September 30, 2002. Revenues in both the six-month and three-month periods for both years consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services. The decrease of revenues reflects loss of subscribers in the company’s all bill program.

We anticipate that revenues from the sale of our services will continue to grow very gradually throughout fiscal year 2004 as we continue to install VIP systems in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

Cost of Sales

Cost of sales for the six-month period ended September 30, 2003 was $330,862 compared to $356,873 for the six-month period ended September 30, 2002. Cost of sales for the three-month period ended September 30, 2003 was $177,572 compared to $163,457 for the three-month period ended September 30, 2002. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2003 were $955,648 compared to $1,610,781 for the six-month period ended September 30, 2002. Selling, general and administrative expenses for the three-month period ended September 30, 2003 were $442,240 compared to $648,505 for the three-month period ended September 30, 2002. The decrease from 2002 to 2003, are due to decreases in staffing and general overhead. We expect that selling, general and administrative expenses will remain steady through fiscal year 2004, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended September 30, 2003 and 2002, software development costs capitalized were $11,623 and $68,941 respectively. The amortization of capitalized software development costs for the periods ended September 30, 2003 and 2002 was $86,803 and $76,066 respectively.

Other Income and Expense

During the period ended September 30, 2003, the Company made a sale of equipment to a customer that generated one-time net revenue of $71,639. The company was also able to negotiate settlement of $39,232 of outstanding accounts payable.

Income Taxes

As of September 30, 2003, we had cumulative federal net operating losses of approximately $17 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2003 were approximately $24,200, a decrease of $31,560 from $55,760 at March 31, 2003. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $140,000 per month and we expect these to continue to rise slowly as we continue to deploy new customers and our current customers continue to provide services to their customers.

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

We had matured debt of $200,000 due October 1, 2003 that was not substantiated. Management is currently attempting to renegotiate this debt on terms that will allow the company to continue its current level of operations. If terms cannot be agreed to we may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, sale of equipment, promissory notes, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes*Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

November 14, 2003	/s/ Mary G. Merritt

Date	Mary G. Merritt Secretary, Treasurer and Vice President of Finance (Principal Executive Officer)