Form 10QSB
period 2003-12-31
PREFERRED VOICE INC
filed 2004-02-13
CIK 946822

United States

Securities and Exchange Commission

Washington, D. C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended December 31, 2003.

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

Common Stock, $ 0.001 Par Value – 18,407,493 shares as of February 10, 2004.

Transitional Small Business Format    Yes  ☐    No  ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS

DECEMBER 31, 2003 AND MARCH 31, 2003

	December 31, 2003 (unaudited)	March 31, 2003 (audited)
Assets
Current assets:
Cash and cash equivalents	$43,925	$55,760
Accounts receivable, net of allowance for doubtful accounts of $12,525 and $0, respectively	142,750	220,706
Employee advances	0	675
Prepaid expense	4,296	4,730

Total current assets	$190,971	$281,871

Property and equipment:
Computer equipment	$1,607,999	$1,726,289
Furniture and fixtures	42,691	42,691
Office equipment	62,997	62,997

	$1,713,687	$1,831,977
Less accumulated depreciation	820,736	690,430

Net property and equipment	$892,951	$1,141,547

Other assets:
Capitalized software development costs, net of accumulated amortization of $856,431 and $751,545, respectively	$137,769	$225,032
Deposits	15,187	23,019
Trademarks and patents, net of accumulated amortization of $4,609 and $1,819, respectively	75,798	74,539

Total other assets	$228,754	$322,590

Total assets	$1,312,676	$1,746,008

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS

DECEMBER 31, 2003 AND MARCH 31, 2003

	December 31, 2003 (unaudited)	March 31, 2003 (audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$298,591	$299,369
Accrued operating expenses	30,248	69,418
Accrued vacation	6,485	6,690
Accrued payroll and payroll taxes	12,655	11,847
Accrued interest payable	0	33,319
Notes payable	95,866	100,866
Accrued lawsuit settlement	143,750	150,000

Total current liabilities	$587,595	$671,509

Commitments and contingencies (Note L)

Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 18,407,493 shares issued	$18,407	$18,407
Additional paid-in capital	17,817,465	17,817,465
Accumulated deficit	(17,109,285)	(16,759,867)
Treasury stock- 22,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity	$725,081	$1,074,499

Total liabilities and stockholders’ equity	$1,312,676	$1,746,008

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

	Three months ended December 31, 2003 (unaudited)	Nine months ended December 31, 2003 (unaudited)	Three months ended December 31, 2002 (unaudited)	Nine months ended December 31, 2002 (unaudited)
Net sales	$373,724	$1,292,230	$577,724	$1,606,516
Cost of sales	128,186	459,048	228,441	585,314

Gross profit	$245,538	$833,182	$349,283	$1,021,202

General and administrative expenses	$336,951	$1,292,599	$617,697	$2,228,477

Loss from operations	$(91,413)	$(459,417)	$(268,414)	$(1,207,275)

Other income (expense):
Interest income	$0	$247	$560	$5,116
Interest expense	(5,406)	(10,984)	(1,266)	(3,766)
Other expense	(1)	(2,544)	0	(2,015)
Negotiated settlement	0	8,413	342,579	342,579
Lawsuit settlement	0	0	(150,000)	(150,000)
Forgiveness of debt	0	30,819	0	0
Gain on sale of assets	12,409	84,048	0	0

Total other income (expense)	$7,002	$109,999	$191,873	$191,914

Loss from operations before income taxes	$(84,411)	$(349,418)	$(76,541)	$(1,015,361)
Provision for income taxes	0	0	0	0

Net loss	$(84,411)	$(349,418)	$(76,541)	$(1,015,361)

Per share amounts:
Loss from operations	$(0.01)	$(0.02)	$(0.01)	$(0.05)

Net loss	$(0.01)	$(0.02)	$(0.01)	$(0.05)

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

	2003 (unaudited)	2002 (unaudited)
Cash flows from operating activities:
Cash received from customers	$1,378,599	$1,562,706
Cash paid to suppliers and employees	(1,425,974)	(2,606,573)
Interest received	247	5,116
Interest paid	(44,303)	(5,016)

Net cash used by operating activities	$(91,431)	$(1,043,767)

Cash flows from investing activities:
Capital expenditures	$(41,903)	$(100,690)
Proceeds from sale of assets	125,824	0
Increase in notes receivable	0	(4,500)
Repayment of employee advances	675	1,077

Net cash provided (used) by investing activities	$84,596	$(104,113)

Cash flows from financing activities:
Repayment of note payable	$(5,000)	$0

Net cash used by financing activities	$(5,000)	$0

Net decrease in cash and cash equivalents	$(11,835)	$(1,147,880)

Cash and cash equivalents:
Beginning of period	55,760	1,302,754

End of period	$43,925	$154,874

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

	2003 (unaudited)	2002 (unaudited)
Reconciliation of net loss to net cash used by operating activities:

Net loss	$(349,418)	$(1,015,360)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	$335,332	$329,330
Gain on sale of assets	(87,196)	0
Impairment of intangibles	2,543	0

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	77,956	(41,771)
Decrease in prepaid expenses	434	1,171
Decrease in deposits	7,832	0
Increase in patents and trademarks	(778)	(22,673)
Decrease in accounts payable	(39,170)	(45,828)
Increase (decrease) in accrued expenses	(38,966)	95,982
Decrease in customer deposits	0	(344,618)

Total adjustments	$257,987	$(28,407)

Net cash used by operating activities	$(91,431)	$(1,043,767)

See independent accountants’ review report.

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2003, Form 10KSB and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2003, contained herein.

The financial information included herein as of December 31, 2003, and for the three and nine-month periods ended December 31, 2003 and 2002, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $20,725 and $13,244 as of December 31, 2003 and March 31, 2003, respectively.

PREFERRED VOICE, INC

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended December 31, 2003 and 2002, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 18,407,493 for each of the three and nine months ended December 31, 2003 and 2002.

PREFERRED VOICE, INC

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for periods beginning January 1, 2002 and thereafter. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale.

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

PREFERRED VOICE, INC

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

Note C - Notes payable:

Notes payable consist of the following:

	December 31, 2003	March 31, 2003
Note payable, Brite Voice Systems, Inc., dated January 31, 1997. Note is unsecured.	$50,866	$50,866

Note payable, 10% interest rate. Principal and accrued interest payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	45,000	50,000

	$95,866	$100,866

The note to Brite Voice Systems, Inc. (Brite) is currently in dispute, and effective April 1997 the Company discontinued the accrual of interest expense. Subsequent to December 31, 2003, the Company wrote off the Brite note and recognized other income of $50,866.

Interest expense charged to operations related to notes payable was $1,250 for each of the three months ended December 31, 2003 and 2002, respectively.

Note D - Common stock:

Common stock authorized

On September 29, 2000, the Company’s Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company’s stockholders on September 21, 2001.

PREFERRED VOICE, INC

NOTES TO FINANCIAL STATEMENTS

Note D - Common stock (continued):

Stock purchase warrants

At December 31, 2003, the Company had outstanding warrants to purchase 3,453,500 shares of the Company’s common stock at prices which ranged from $0.50 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At December 31, 2003, 3,453,500 shares of common stock were reserved for that purpose.

Common stock reserved

At December 31, 2003, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	3,453,500
Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000

5,790,632

Note E - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2003	2002
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.28% - 4.13%	2.28% - 4.13%
Expected life	2.5 years	2.5 years
Expected volatility	165% - 191%	133% - 191%

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

	Nine months ended December 31		Three months ended December 31
	2003	2002	2003	2002
Net loss, as reported	$(349,418)	$(1,015,361)	$(84,411)	$(76,541)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(77,897)	(156,946)	(6,796)	(6.796)

Proforma net loss	$(427,315)	$(1,172,307)	$(91,207)	$(83,337)

Loss per common share:
As reported	$(0.02)	$(0.05)	$(0.01)	$(0.01)

Proforma	$(0.02)	$(0.06)	$(0.01)	$(0.01)

PREFERRED VOICE, INC

NOTES TO FINANCIAL STATEMENTS

Note F - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2003:

Year ending March 31,	Amount
2004	$229,287
2005	194,532
2006	147,118

$570,937

Total rent expense charged to operations was $33,901, $124,147, $51,975 and $155,967 for the three and nine months ended December 31, 2003 and 2002, respectively.

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

In December 1998, the Company realized that it would need extensive amounts of working capital to sell and market its services directly to individual consumers. Therefore, the Company began researching venues which already had inherent customer or subscriber bases. The first distribution channel that the Company explored was the use of master distributors, and currently has deployed service in Miami, Florida and Chicago, Illinois. The second distribution channel is directly with (1) Incumbent Local Exchange Carriers or local telephone companies, (2) Wireless Communication Carriers or cell phone companies and (3) Competitive Local Exchange Carriers or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. The third distribution channel is through the network services division which provides third party service application providers access to wireline and wireless carriers through voice over internet protocol (VOIP) network hosted by a web-hosting provider.

The Company first attempted to sell its hardware and license application software but after only one such agreement decided to pursue revenue sharing whereby the Company provides all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by the customer to their subscribers. The entire sales force focuses on marketing revenue sharing agreements and, to date, has signed fifty-one (51) local telephone company and cell phone company multi-year contracts. Nineteen contracts have been fully implemented so that the systems installed pursuant to such contracts are generating revenues. As of December 31, 2003, these nineteen contracts were generating revenues of approximately $125,000 per month. The revenue sharing agreement, and not the sale of hardware, is the primary method in which the Company intends to contract with customers to generate revenue going forward. With a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions.

PREFERRED VOICE, INC

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

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-KSB for the fiscal year ended March 31, 2003. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

We first attempted to sell our hardware and license our application software but after only one such agreement we decided to pursue revenue sharing whereby we provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. As of December 31, 2003, we had nineteen carrier contracts that were generating revenues of approximately $125,000 per month. The revenue sharing agreement, and not the sale of our hardware, is the primary method in which we intend to contract with customers to generate revenue going forward. With a new technology it is difficult to project continued satisfaction with the product; therefore, revenues will fluctuate with subscriber additions and deletions. One contracted phone company is in the system acceptance and early marketing stages, and we should generate revenues from this contract in the fourth quarter of the fiscal year ending March 31, 2004.

Our business plan is subject to risks inherent in the establishment and deployment of technology with which consumers have limited experience. We believe our services are services that any consumer who uses a phone can utilize. For example, any cell phone user who wants to speak a name or use our dial number feature without punching buttons on his cell phone would be a user, or a company who wants their employees accessed by the caller saying an employee name instead of asking the caller to punch in an extension or spell a name on the key pad. Our services are generic to cell phone users as well as land line users, children as well as the elderly. As voice recognition becomes more prevalent in everyday life, such as in computer programs, reservation systems and telecommunications information systems, we believe the public will be more apt to accept and utilize voice-related features. In order for us to succeed, we must:

•	secure adequate financial and human resources to meet our requirements, including adequate numbers of technical support staff to provide service for our phone company customers;

•	establish and maintain relationships with phone companies;

•	make sure the VIP system works with the telephone switches of all of the major manufacturers;

•	achieve user acceptance for our services;

•	deploy and install VIP systems on a timely and acceptable schedule;

•	respond to competitive developments;

•	mitigate risk associated with our technology by obtaining patents and copyrights and other protections of our intellectual property; and

•	continually update our software to meet the needs of consumers.

Failure to achieve these objectives could adversely affect our business, operating results and financial condition.

Results of Operations

We recorded a net loss of $349,418 or $0.02 per share, for the nine-month period ended December 31, 2003, compared to a net loss of $1,015,361 or $0.5 per share, for the nine-month period ended December 31, 2002. For the three-month period ended December 31, 2003, we recorded a net loss of $84,411, or $.01 per share compared to a net loss of $76,541 or $.01 per share for the three-month period ended December 31, 2002.

Total Sales

Total revenue for the nine-month period ended December 31, 2003, was $1,292,230 compared to $1,606,516 for the nine-month period ended December 31, 2002. Total revenue for the three-month period ended December 31, 2003, was $373,724 compared to $577,724 for the three-month period ended December 31, 2002. Revenues in both the nine-month and three-month periods for both years consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services. The decrease of revenues reflects loss of subscribers in the company’s all bill program.

We anticipate that revenues from the sale of our services will continue to grow very gradually throughout fiscal year 2004 as we continue to rollout our full suite of enhanced services which include our two newer products Push 2 Connect and ReMind Me.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2003 was $459,048 compared to $585,314 for the nine-month period ended December 31, 2002. Cost of sales for the three-month period ended December 31, 2003 was $128,186 compared to $228,441 for the three-month period ended December 31, 2002. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods. The decrease in costs of sales reflects favorable renegotiated terms with the Company’s network provider.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2003 were $1,292,599 compared to $2,228,477 for the nine-month period ended December 31, 2002. Selling, general and administrative expenses for the three-month period ended December 31, 2003 were $336,951 compared to $617,697 for the three-month period ended December 31, 2002. The decrease from 2002 to 2003, are due to decreases in staffing and general overhead. We expect that selling, general and administrative expenses will remain steady through fiscal year 2004, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended December 31, 2003 and 2002, software development costs capitalized were $11,623 and $68,941 respectively. The amortization of capitalized software development costs for the periods ended December 31, 2003 and 2002 was $107,676 and $122,331 respectively.

Other Income and Expense

During the period ended December 31, 2003, the Company made a sale of equipment to two customers that generated one-time net revenues of $84,048. The company was also able to negotiate settlement of $39,232 of outstanding accounts payable.

Income Taxes

As of December 31, 2003, we had cumulative federal net operating losses of approximately $17 million, which can be used to offset future income subject to federal income tax through the fiscal year 2022. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2003 were approximately $44,000, a decrease of $11,835 from $55,760 at March 31, 2003. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $125,000 per month and we expect these to continue to rise slowly as we continue to deploy new customers and new services to our current customers.

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

Future Obligations

We project our working capital needs to be $720,000 over the next six months for corporate overhead and equipment purchases to continue to deploy our systems in carrier locations. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to complete scheduled customer deployments. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.

We had matured debt of $200,000 due October 1, 2003 that was not substantiated. A payment schedule has been agreed upon to substantiate this debt but management is still renegotiating specific terms that will allow the company to continue its current level of operations. If terms cannot be agreed to we may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, sale of equipment, promissory notes, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We do not make any assurance that we will be able to raise any additional capital or to raise capital on terms satisfactory to us. If further funding is required, and none is received, we would be forced to rely on our existing cash in the bank or secure short-term loans. If such funding were not available, we would be forced to eliminate current overhead that will greatly impact our ability to continue to deploy services to our customers.

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

PREFERRED VOICE, INC.

February 13, 2004	/s/ Mary G. Merritt
Date	Mary G. Merritt
Secretary, Treasurer and Vice President of Finance
(Principal Executive Officer)