Form 10KSB
period 2004-03-31
PREFERRED VOICE INC
filed 2004-07-14
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the fiscal year ended March 31, 2004

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Securities registered under Section 12(g) of the Exchange Act: NONE

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

State issuer’s revenues for its most recent fiscal year: $1,631,785

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 25, 2004 was approximately $4,164,527. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 25, 2004, there were 29,607,493 shares of the common stock, $0.001 par value, of the registrant issued and 29,584,993 shares outstanding.

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

The Market and Market Strategy

Cell Phone Companies

Cell phone companies had an estimated 158 million subscribers nationwide at the end of December 2003. We believe that the number of wireless subscribers will increase to approximately 172 million subscribers by the end of 2004. The FCC has licensed spectrum for up to eight operators per market in each of the 734 FCC designated cellular markets in the United States, Puerto Rico, Virgin Islands, Guam and other Territories and U.S. possessions. Wireless phones are now a mass-market consumer device with an overall wireless penetration rate of 49% of the U.S. population. We believe cell phone companies need to capitalize on this growth and that they want to differentiate themselves from each other to be competitive. Therefore, many are beginning to offer their subscribers enhanced services, including voice messaging, e-mail reading, short message services, content delivery and voice activated services.

Local Telephone Companies

Local telephone companies comprise the largest market of telecommunications providers. The Federal Communications Commission (“FCC”) reported in May of 2004 in its report on “Local Telephone Competition” that by the end of 2003 there were at least 1,300 such telephone companies providing over 155 million of the approximately 183 million end-user service lines nationwide (carriers with under 10,000 lines in a state were not required to report to the FCC). Local telephone companies already have an existing subscriber base, and we believe that many desire to add enhanced service options to increase revenue and deter potential competition. The FCC reported in its “Statistics of Communications Common Carrier” report for year ended December 31, 2002 that in 2002 alone, local telephone common carriers spent over $9 billion on upgrading to digital central office switches. These switches enable carriers to provide their subscribers the latest enhanced services. We believe many local telephone companies have already begun to utilize outboard platforms for certain call processing services, such as pre-paid calling cards, as well as voice mail; however, we believe that the convenience of our VIP system will draw many local telephone companies to use our collocated systems.

Competitive Local Telephone Companies

As of December 2003, there were approximately 350 facilities based competitive local telephone companies nationwide, providing approximately 26.9 million end-user service lines nationwide. We believe that competitive local telephone companies will secure more than 15% of the $l60 billion local exchange market by 2004. We, therefore, believe that the competitive local telephone market will provide a significant marketing opportunity over the next two years.

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

Our initial marketing efforts are focused on telecommunications providers, primarily cell phone companies. Greater marketing effort will address local telephone companies with subscriber bases of 10,000 and above, and competitive local exchange carriers, or competitive local telephone companies, in the near future. The cell phone market has grown from approximately 69 million subscribers in 1998 to approximately 158.7 million subscribers as of December 2003, and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population. These companies are already offering some enhanced services to their subscribers, such as voice mail, call forwarding, call waiting and caller identification systems. In order to remain competitive, however, cell phone companies, local telephone companies, and competitive local telephone companies, need to provide their subscribers more enhanced services. We believe that our VIP system, with its enhanced speech recognition services, provides a solution to satisfy this need.

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

The ease of installation and the fact that we do not charge for the box or installation make our system a cost effective option for smaller cell phone companies. However, we have entered into a revenue sharing arrangement with different cell phone companies based upon the revenue generated through sales of the enhanced services to recoup our costs and generate profits. Generally, we contract to receive seventy percent (70%) of the first $215,000 of revenue generated by sale of our services to end users and decrease the revenue share down to thirty percent (30%) once we have recovered $415,000 from the contract. Most of our contracts require that the phone companies generate at least $2,000 per month per system for us, based upon varied revenue sharing arrangements, or pay the difference if that amount is not reached otherwise we have the right to terminate the contract.

The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the VIP system’s enhanced services. However, our VIP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company’s sales force and customer service staff. As of June 25, 2004, we are providing voice dial and other enhanced services to nineteen carrier’s subscribers and generating revenues for the cell phone companies and us.

Local telephone companies. We believe that our revenue sharing market strategy is the most economically viable method for many local telephone companies to provide speech recognition enhanced services to their subscribers. We will regain focus on marketing to local telephone companies with less than 100,000 access lines again this year. We intend to market to larger telephone companies after we establish a strong market presence in the medium and smaller telephone company market. As with the cell phone companies, we will again offer local telephone companies the VIP system and installation without charge. We recoup our costs in the revenue sharing arrangements we have negotiated with them. These arrangements are based on the same percentages used with the cell phone companies with whom we contract. Local telephone companies, like cell phone companies, are responsible for billing and collecting, and like the cell phone companies they also receive our assistance in marketing the VIP system’s enhanced services. We have already entered into revenue sharing arrangements with eighteen (18) local telephone companies, but at this time we are not providing service through any carrier.

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

We have agreed in these addenda to contribute up to $0.50 per subscriber of our Safety Talk revenue in the first three months of a new carrier launch to the advertising and market awareness budgets of our carrier customer. However, we believe that we could recover our advertising and implementation costs with respect to a participating cell phone company under the “opt-out” contract within the first few months of service. Under our standard contract, we must make significant expenditures to market our product to contracting companies’ service areas so that we can obtain initial subscribers. We may recover more of the revenue generated per subscriber under our standard contract by virtue of the higher percentages of the revenue split and the requisite fees to be paid by the phone company per subscriber, but we may have fewer initial subscribers. The nature of the opt-out contract provides us initially with one-hundred percent (100%) of the subscriber base. We recognize that some subscribers will elect to opt-out, but we believe that we are more likely to capture a greater number of subscribers because the service is automatically included until a subscriber “opts out,” or elects to discontinue the services. As a result we can charge less per subscriber who retains the service and still realize greater overall revenues.

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

We have signed a collocation agreement with XO Communications, Inc. to place VIP system platforms in its central office switch locations in the Dallas, Miami, and Chicago areas. Under our agreement with XO, we are granted a license to install, operate and maintain our VIP system in XO’s switching center and in exchange we pay an initial fee and, then, monthly fees for such collocation. We have placed boxes in the Dallas area to service our own direct subscribers and the other two cities to service two of our master distributors.

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

The Product

We have developed what we believe to be a unique system that integrates Scansofts’ Speech Pearl Natural Dialog speech recognition software and our own proprietary software called the VIP system. We believe that the system’s hardware and software provide a wide variety of speech enabled enhanced services and non-speech enabled call processing services being sought by phone companies in a deregulated telecommunications industry. The system is versatile enough to work in conjunction with the switching platforms of a number of commonly used technologies, including the Lucent 5ES(2), Nortel DMS-100/500, and Siemens/Stromberg Carlson switches. The VIP system has been deployed in digital, CDMA, TDMA and GSM networks.

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

*Talk. Star Talk is a speech recognition service that may be accessed by a residential or business telephone subscriber. First, a person placing a call lifts the receiver and presses ** on the keypad to access the VIP system. Then the subscriber speaks a name, number or location from his or her personal directory or a common directory, such as the local telephone company’s directory. The system then routes the call to the appropriate party. There is also an option for the disabled to access the system. By lifting the receiver or turning on the speakerphone and waiting three seconds, the telephone switch will automatically activate the system, and the system will prompt the subscriber to speak a name, number or location to be dialed.

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

Business Connect/Electronic Talking Phone Book. This service allows a phone company to load its entire database of business and residential subscribers into the system. Any person making a call in a participating phone company’s area is able to press 411 or dial a local access number and speak the city and name of the business or person listed. Like the current live directory assistance systems, the automated system provides the caller with the number and gives them the option to be connected. This application may be used as a substitute for a local telephone, competitive local telephone or cell phone company’s current 411 service and provides local telephone companies, competitive local telephone companies and cell phone companies with a method for reducing their costs for directory service operators. As with the 411 service, the local telephone, competitive local telephone and cell phone companies may also use the service to increase revenue by charging a nominal fee for the connection of a call. In the Electronic Talking Phone Book, the local telephone, competitive local telephone and cell phone companies may also enter a list of the businesses in the Yellow Pages of the phone book. If such a service is offered, a subscriber could ask for a list of a type of business, such as airlines, and EMMA would read back the appropriate names. As with the 411 service, the VIP system could then complete the call for the subscriber for an additional charge.

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

Content Suite. This service provides for the download of games, graphics, picture messaging and polyphonic and monophonic ringtones to consumers phones.

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

We believe that our non-speech services will provide us with new sources of revenue and an attractive addition to our current menu of services. We have developed several programs that allow the third party service provider to connect with a potential subscriber base that allows those providers to take advantage of the network’s economies of scale and ease of deployment to both carriers and providers. We believe our centralized network service platform can be a marketable alternative for third party service providers.

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

Some of our competitors are Sprint Corporation, BeVocal, TellMe, Comverse Technologies, One Voice Technologies, Glenayre Electronics, Inc. and Ztel. All of these companies provide directory driven speech services in varying but similar form.

Customer Service

We have developed an automated customer service called “Help Me” that can assist subscribers with questions regarding any of the applications to which the subscriber has subscribed. The automated “Help Me” has scripted instructions that tell the subscriber how to use the different applications. “Help Me” has been programmed to pull up the particular scripted directions to explain how to use the services which the subscriber has chosen.

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

Employees

As of June 25, 2004, we had 12 full time employees. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees.

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

We have received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Preferred Voice, Secure Card, Use Your Voice, BusinessConnect and Safety Talk. We have applied for patents on our Voice Integrated Platform and Method of Operation Thereof, Voice Integrated Platform and Method of Operation Thereof with Release Links, Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End and Group Plan Manager. We have applied for trademarks related to our Push2Connect service. We have not yet received confirmation of issuance of such patents or registration of such trademarks.

Core Technology and System Enhancement

We have spent the last six years developing and enhancing our proprietary software in conjunction with differing hardware platforms and development of switch integration to create the system. We estimate that we have spent approximately $280,000 during the last two fiscal years in direct core technology enhancement. We continually evaluate and adjust our VIP system. The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services. This year we achieved the conversion to our high-density database structure that will allow for a very efficient and scalable network based service deployment platform. We currently have eight employees in our software/hardware development and deployment department.

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

Item 2: Description of Properties

Our executive offices are located in Dallas, Texas. We lease 3,588 square feet of space in a facility as a tenant. The term of the lease is through December 31, 2008 and the rent is presently $4,485 per month.

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

There have been no matters submitted for vote to the security holders, through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock is listed on the OTC Electronic Bulletin Board. We plan to apply for listing on the NASD BBX board when it becomes available. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending March 31, 2004 and March 31, 2003. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD

BID PRICE

	HIGH	LOW
Fiscal 2003
1st Quarter	$1.30	$0.35
2nd Quarter	$0.44	$0.24
3rd Quarter	$0.30	$0.10
4th Quarter	$0.24	$0.11

Fiscal 2004
1st Quarter	$0.16	$0.06
2nd Quarter	$0.16	$0.05
3rd Quarter	$0.12	$0.055
4th Quarter	$0.11	$0.076

On June 25, 2004, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.22.

As of June 25, 2004, there were approximately 650 holders of record of the Common Stock. We believe the number of beneficial owners is substantially greater than the number of record holders because brokers for the benefit of individual investors hold a significant amount of outstanding common stock in street name.

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

On March 31, 2004 we issued 200,000 shares of our common stock and a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.10 per share on or before December 31, 2005 to Landgem Office I Ltd, the Company’s landlord, in exchange for an amendment to the Company’s office lease agreement whereby the Company gave back 7,176 rentable square feet of office space and the landlord forgive $20,890.52 of past due rent.

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

On May 18, 2004, we completed the sale of 220 units consisting of Fifty Thousand (50,000) shares of the common stock of the Company and a warrant to purchase Twenty-Five Thousand shares of common stock at a purchase price of $5,000.00 per unit for an aggregate of $1.1 million. The Warrants are exercisable for 5 years at an exercise price of $.12 per share of common stock, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization. The investors’ accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor’s subscription agreement for the units purchased in the offering. T.R. Winston & Company Incorporated acted as placement agent in connection with the sale of the Units and was granted warrants to purchase a number of shares of the Company’s $.001 par value common stock equal to five percent (5%) of the total funds raised in the offering, exercisable for five years thereafter at $.12 per share. The Company has agreed to file a registration statement to register the resale of the Common Stock and the shares issuable upon exercise of the Warrants within 90 days after the closing of the offering.

On November 21, 2001, we issued 2,420,000 units consisting of one share of our common stock and one warrant to purchase one-half of a share of common stock at a purchase price of $1.25 per unit to thirteen (13) investors. The aggregate proceeds of the offering were $3,025,000.00. The warrants are exercisable at an exercise price of $1.50 per share and are exercisable for 5 years, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization. The investors’ accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor’s subscription agreement (the “Subscription Agreement”) for the units purchased in the offering and we filed a Form D with the SEC in those states where such filing was required. T.R. Winston and Company Incorporated received an aggregate of ten percent (10%) of $1,725,000 of the proceeds of the offering as a commission payable to them in cash for serving as placement agents on our behalf in this offering. The offer and sale of these securities was exempt from registration pursuant to Regulation D of the Securities Act. The Subscription Agreement and the warrant agreement used in connection with this offering granted certain registration rights to the purchasers in the offering, as such we filed a registration statement on Form SB-2, as amended, which has been declared effective by the SEC, registering the resale of the shares of common stock issued on the placement and the shares to be issued on exercise of the warrants issued in the offering.

On April 11, 2001, we issued 1,187,500 units consisting of one share of our common stock and one warrant to purchase one-half (1/2) of a share of common stock at a purchase price of $2.00 per unit to fourteen (14) investors. The aggregate proceeds of the offering was $2,375,000.00. The warrants are exercisable at an exercise price of $2.00 per share and are exercisable for 5 years, subject to adjustments to the exercise price and number of shares issued on exercise on standard events, such as recapitalization or reorganization of Preferred. The investors’ accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor’s subscription agreement for the units purchased in the offering and we filed a Form D with the SEC and in those states where such filing was required. T.R. Winston received an aggregate of six percent (6%) of the proceeds of the offering as a commission payable to them in cash for serving as placement agent on our behalf in this offering. The offer and sale of these securities was exempt from registration pursuant to Regulation D of the Securities Act.

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

Overview

We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. Since June of 1997, we have focused solely on the development, testing, and deployment of voice activated telecommunications services that would allow any consumer the ability to “dial” their calls using their voice. In this last fiscal year we developed and deployed two service applications that do not utilize voice recognition and will continue to evaluate each product and the incorporation of voice in each product as it is developed.

In December of 1998, we realized that we would need extensive amounts of working capital to sell and market our services directly to individual consumers. Therefore, we began researching venues which already had inherent customer or subscriber bases. The first distribution channel that we explored was the use of master distributors in various cities and states around the country. We believe the distributors will be a source of direct subscriber addition. To date we have begun service deployment in Miami, Florida, and Chicago, Illinois. The second distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. Our third distribution channel is through our network services division which provides third party service application providers access to wireline and wireless carriers through our voice over internet protocol (VOIP) network hosted by a web hosting provider.

We first attempted to sell our hardware and license our application software but after only one such agreement with KMC Telecom Holdings, Inc. (“KMC”) we decided to pursue revenue sharing whereby we in most cases provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our entire sales force focuses on marketing our revenue sharing agreements and, to date, we have signed forty nine (49) local telephone company and cell phone company multi-year contracts. Nineteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of May 31, 2004, these nineteen contracts were generating revenues of approximately $82,000 per month from our primary product voice dial. The revenue sharing agreement is the primary method by which we intend to contract with customers to generate revenue going forward but with some services will require a licensing fee to initiate the service.

We have spend this past fiscal year converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. The conversion also included web access to our platform with Push2Connect being the first of our product line to be accessible to end users via the web.

We have concentrated our efforts in searching for services that our current carrier customers and potential carrier customers would like to provide their customers. We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. We believe that since we already have a relationship with the carrier and are integrated with most of these carriers customer service department and billing department that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform.

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

Results of Operations

We currently provide our services to phone companies through revenue sharing agreements that provide revenue splits ranging from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale of our voice services to their subscribers. We typically bear the cost of the equipment to be installed at each phone company’s location including any upgrade requirements, installation, and service training. In some instances we contribute to the phone company’s marketing campaigns. We license our software to contracting phone companies as we found that the revenue sharing arrangement embodied in our form Marketing Agreement could potentially provide a higher rate of return on investment to us over the life of our standard contract.

We recorded a net loss of $326,937, or $.02 per share, for the fiscal year ended March 31, 2004, compared to a net loss of $1,251,953, or $.07 per share, for the fiscal year ended March 31, 2003, and a net loss of $3,835,115, or $.23 per share, for the year ended March 31, 2002. The decreased loss is a result of our efforts to reduce excess capacity in our network facilities and general overhead.

Total Revenue

Total revenue for the fiscal year ended March 31, 2004, was $1,631,785 compared to $2,124,876 and $1,474,465 for the fiscal years ended March 31, 2003 and 2002 respectively. The decrease of revenue reflects loss of subscribers in our opt-out program. Of the revenue booked for the fiscal year ended March 31, 2004, 99% was generated from revenue sharing agreements, and 1% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”. Of the revenue booked for the fiscal year ended March 31, 2003, 98% was generated from revenue sharing agreements, and 2% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”. Of the revenue booked for the fiscal year ended March 31, 2002, 71% was generated from revenue sharing agreements, 28% was generated from sales of our VIP systems network services, and 1% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”.

We anticipate that revenues from our revenue sharing agreements will grow gradually in the fiscal year ending March 31, 2005, as we continue to deploy services with companies which have already signed revenue sharing agreements. We do not anticipate substantial revenue going forward from the sale of master distributorships or from direct licensing of the VIP systems, such as was done in the KMC licensing agreement.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2004 was $517,304 compared to $761,185 and $462,311 for the fiscal years ended March 31, 2003 and 2002, respectively. For the fiscal year ended March 31, 2004, 90% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 10% was for voice activated dialing market awareness programs in carrier customer territories. For the fiscal year ended March 31, 2003, 85% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 15% was for voice activated dialing market awareness programs in carrier customer territories. For the fiscal year ended March 31, 2002, 79% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 21% was for voice activated dialing market awareness programs in carrier customer territories. Costs of sales for network infrastructure will continue to rise as more VIP systems are deployed to phone company customers.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2004 were $1,597,665 compared to $2,805,827 and $4,854,006 for the fiscal years ended March 31, 2003 and 2002, respectively. The decrease from 2003 to 2004 was from an overall reduction in excess network and lease facilities. The decrease from 2002 to 2003 was primarily from a 33% reduction of force in May of 2002.

We expect that selling, general and administrative expenses will increase slightly through the fiscal year ending March 31, 2005, as we do have overhead expansion needs necessary to increase our sales, marketing and development activities.

Core Technology Enhancements Software Applications and Hardware

We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have accumulated costs of $994,199 for enhancement of our core software and hardware technology as of March 31, 2004 in comparison to $902,350 as of March 31, 2003. The increase in expenditures is due to the continued enhancement of our core technology.

Extraordinary Items

We have recognized income from the extinguishment of debt of $81,685, $236, and $11,992, respectively, for the fiscal years ended March 31, 2004, 2003, and 2002. The Company settled a lawsuit on November 18, 2002 that required the company to pay $150,000 to KMC Telecom Holdings, Inc. a former customer. We have recognized $342,579 of previously deferred revenue related to the customer’s deposit.

Income Taxes

As of March 31, 2004, we had cumulative federal net operating losses of approximately $16.9 million, which can be used to offset future income subject to federal income tax through the fiscal year 2024. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2004 were $64,674, an increase of $8,914 from $55,760 at March 31, 2003. The Company has relied primarily on the issuance of stock and warrants to fund its operations since January of 1997 when we sold our long-distance resale operation.

Net cash used for operating activities was $55,328 for the year ended March 31, 2004 compared to $1,102,284 for the year ended March 31, 2003. Net cash provided by investing activities was $77,742 for the year ended March 31, 2004 compared to cash used for investing activities of $144,710 for the year ended March 31, 2003. Net cash used by financing activities was $13,500 for the year ended March 31, 2004 compared to $0.00 for the year ended March 31, 2003.

On May 18, 2004, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we closed an offering of 220 units consisting of Fifty Thousand (50,000) shares of the common stock of the Company and a warrant to purchase Twenty-Five Thousand shares of common stock at a purchase price of $5,000 per unit for an aggregate of $1,100,000.

We have relied on the issuance of stock to fund our operations since January of 1997 when we sold our long-distance resale operation. We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $82,000 per month but we expect these to continue to rise to a level to meet our monthly cash requirements by January of 2005.

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

Future Obligations

We project our working capital needs to be $720,000 over the next six months for corporate overhead and equipment purchases to continue to deploy our services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance steady growth for the next six months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

Item 7. Financial Statements

PREFERRED VOICE, INC.

FINANCIAL STATEMENTS

MARCH 31, 2004, 2003 and 2002

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

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The Board of Directors currently consists of four (4) people. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name and Business Address	Age	Office	Year First Elected Director
Latif M. Nathani	36	Chairman of the Board and Chief Executive Officer	2004

Mary G. Merritt	47	Director, Chief Operating Officer, Executive Vice President-Finance and Secretary/Treasurer	1994

G. Ray Miller	64	Director	1994

Scott V. Ogilvie	49	Director	2000

Bernard F. Bareis	43	Vice President and Chief Technology Officer	N/A

Mr. Nathani joined Preferred Voice in May of 2004 as Chairman and Chief Executive Officer bringing more than 10 years of leadership and entrepreneurial experience. Prior to joining Preferred Voice, Mr. Nathani served as Director of Marketing and Business Development for the Natural Interactive Services Division (NISD) of Microsoft Corporation. Before spearheading NISD efforts to productize speech recognition, natural language and search technologies at Microsoft, Nathani founded the successful eMemories.com that was later acquired by eCompanies. During his decade at Microsoft, Nathani co-founded the Systems Management Server (SMS) product group and the Speech products business group. He also had the unique experience of being an engineer on the Windows NT 3.1 team and a marketer in the Microsoft Office 95/97 team. Currently, Nathani serves as chairman for Minecode LLC, based in Bellevue, Washington. He will retain his position as chairman at Minecode LLC.

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

Item 10. Executive Compensation

The following tables set forth the compensation paid by the Company to certain executive officers during the fiscal years ended March 31, 2004, 2003, and 2002.

Annual Compensation

Name/Principal Position	Year Ending March 31	Salary	Bonus	Other Annual Compensation	Long Term Compensation Securities Underlying Options Warrants Granted
Mary G. Merritt	2004	$89,250		—	150,000
Interim Chief Executive	2003	$105,750	—	—	54,000
Officer, Executive Vice President – Finance	2002	$120,000	$250	—	80,000
Bernard F. Bareis	2004	$125,000	—	—	150,000
Vice President and Chief	2003	$5,208	—	—	—
Technical Officer	2002	—	—	—	—
Richard K. Stone[1]	2004	$58,388	—	—	—
	2003	$80,400	—	—	95,000
	2002	$100,700	$250	—	6,000

[1]	Mr. Stone was our Executive Vice President of Business Development until January 31, 2004.

[2]	No other stock options or convertible securities were granted to the aforementioned executive officers during the fiscal years ended March 31, 2004, 2003, and 2002.

Option/SAR Grants in Fiscal Year 2004

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year[1]	Exercise or Base Price ($/Sh)	Expiration Date
Mary G. Merritt	150,000	45%	$0.12	6/12/2008
Bernard Bareis	150,000	45%	$0.12	04/01/2008
Richard K. Stone[2]	—	—	—	—

[1]	Based on a total of 330,000 shares underlying options issued during the fiscal year ended March 31, 2004.

[2]	Mr. Stone was our Executive Vice President of Business Development until January 31, 2004.

Aggregated Option Exercises in Fiscal Year

2004 and March 31 2004 Option Values

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Option at March 31, 2004 (#)		Value of Unexercised In- the-Money Options at March 31, 2004 ($)[1]
Name:			Exercisable	Unexercisable	Exercisable	Unexercisable
Mary G. Merritt	—	—	304,000	0	—	—
Bernard Bareis	—	—	150,000	0	—	—
Richard K. Stone[2]	—	—	—	—	—	—

[1]	Fair market value of the common stock is based upon the average of the closing bid and asked prices as reported by the OTC Bulletin Board for March 31, 2004.

[2]	Mr. Stone was our Executive Vice President of Business Development until January 31, 2004

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	707,000	$0.50	1,630,132
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	707,000	$0.50	1,630,132

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the close of business on June 25, 2004, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or “group” (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 25, 2004.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage
G. Ray Miller(3)	1,925,987	6.47%
Mary G. Merritt(4)	2,006,213	6.63%
Latif Nathani(5)	750,000	2.47%
Scott Ogilvie(6)	190,000	*
Richard K. Stone(7)	10,000	*
Bernard F. Bareis(8)	304,000	1.02%
Leslie Melzer(9)	2,639,000	8.67%
Paragon Ranch, Inc.(10)	2,012,500	6.67%
JMG Capital Partners, L.P.(11)	3,676,584	11.99%
JMG Triton Offshore Fund Ltd.(12)	3,673,584	11.98%
J. Steven Emerson(13)	5,111,000	16.36%
G. Tyler Runnels(14)	2,866,695	9.35%
All Directors and executive officers as a group (six persons)(15)	5,186,191	16.41%

*	Less than one percent (1%).

1)	The rules of the SEC provide that, for purposes hereof, a person is considered the “beneficial owner” of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his/her/its economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

2)	Based on 29,607,493 shares outstanding on June 25, 2004. Shares of common stock subject to options that are exercisable within 60 days of June 25, 2004, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)	Includes 180,000 shares issuable upon exercise of warrants.

4)	Includes 330,000 shares issuable upon exercise of warrants, 304,000 issuable upon exercise of employee stock options, 30,000 shares held by her minor children, and 24,639 shares held by Pegasus Settlement Trust.

5)	Includes 750,000 shares issuable upon exercise of warrants.

6)	Includes 190,000 shares issuable upon exercise of warrants.

7)	Includes 10,000 shares issuable upon exercise of warrants. Mr. Stone was our Vice President of Business Development until January 31, 2004

8)	Includes 225,000 shares issuable upon exercise of employee stock options and 79,000 shares issuable upon exercise of employee stock options held by his spouse.

9)	Includes 230,000 issuable upon exercise of warrants, 1,425,000 shares held by Paragon Ranch, Inc. and 587,500 shares issuable upon exercise of warrants held by Paragon Ranch, Inc.

10)	Includes 587,500 shares issuable upon exercise of warrants. Paragon Ranch’s address is 5775 DTC Blvd, Suite 250, Greenwood Village, CO 80111. We have been informed by Paragon Ranch that Leslie Melzer, Vice President of Paragon Ranch, and Richard L. Gooding, President of Paragon Ranch, share voting power over the shares held by Paragon Ranch.

11)	Includes 1,050,000 shares issuable upon exercise of warrants. JMG Capital Partners’ address is 1999 Avenue of the Stars, Suite 2530, Los Angeles, California 90067. We have been advised by JMG Capital Partners that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and he is the natural person who has sole voting power over the shares held by JMG Capital Partners.

12)	Includes 1,050,000 shares issuable upon exercise of warrants. JMG Triton Offshore Fund Ltd.’s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.

13)	Includes 3,430,200 shares held in Mr. Emerson’s retirement accounts and 2,080,000 shares issuable upon exercise of warrants held in Mr. Emerson’s retirement accounts.

14)	Includes 460,000 shares issuable upon exercise of warrants, 1,145,503 shares held by The Runnels Family Trust and 357,000 shares issuable upon exercise of warrants held by The Runnels Family Trust, and 505,000 shares held by High Tide, LLC and 250,000 shares issuable upone exercise of warrants held by High Tide, LLC for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC.

15)	Includes the shares described in footnotes 3 through 8.

Item 12. Certain Relationships and Related Transactions

On November 22, 2002, we issued Richard K. Stone a warrant to purchase 55,000 shares of our common stock at an exercise price of $1.50 per share on or before November 22, 2006 related to his position as an officer and employee of the company.

In a private offering we closed on May 18, 2004, JMG Capital Partners, JMG Triton Offfshore Fund, J. Steven Emerson IRA II, Runnels Family Trust, and Mary Merritt purchased 1,500,000, 1,500,000, 3,000,000, 650,000 and 500,000 shares of our common stock, respectively, and warrant to purchase 750,000, 750,000, 1,500,000, 325,000 and 250,000 shares of our common stock, respectively, at an exercise price of $.12 per share on or before May 18, 2009. These shares and warrant were issued to each entity or individual at the same price as that paid by othr investors in the offering.

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

I tem 13. Exhibits, List and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation of the registrant, Inc. filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)

3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)

3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)

3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)

3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)

3.6(1)	Bylaws of the registrant (Exhibit 3.4)

10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)

10.2(5)	Volume License Agreement between Philips Speech Processing North America, a division of Philips Electronics North America Corporation and Preferred Voice, Inc. (Exhibit 10.31)

10.3(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)

10.4(6)	Form of Warrant Certificate (Exhibit 10.2)

10.5(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)

10.6(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)

10.7(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)

10.8(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)

10.9 (8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)

10.10(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)

10.11(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)

10.12(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)

10.13(11)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)

23^	Consent of Philip Vogel & Co. PC

31.1^	Section 302 Certification

31.2^	Section 302 Certification

32.1^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^	Filed herewith.

(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.

(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.

(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.

(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001

(5)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to Form 10-KSB for the period ended March 31, 2000, filed by us with the Securities and Exchange Commission.

(6)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.

(7)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.

(8)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.

(9)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.

(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.

(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.

(b)	Reports on Form 8-K

None

Item 14. Controls and Procedures

1.	Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

2.	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc. (Registrant)

Date: July 14, 2004	By:	/s/ LATIF M. NATHANI
Latif M. Nathani, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ LATIF M. NATHANI Latif M. Nathani	Chairman and Chief Executive Officer (Principal Executive Officer)	July 14, 2004

/s/ G. RAY MILLER G. Ray Miller	Director	July 14, 2004

/s/ MARY G. MERRITT Mary G. Merritt	Secretary, Treasurer and Chief Operating Officer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)	July 14, 2004

/s/ SCOTT OGILVIE Scott Ogilvie	Director	July 14, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

and Shareholders

Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended March 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

May 25, 2004

PREFERRED VOICE, INC.

BALANCE SHEETS

MARCH 31, 2004 AND 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$64,674	$55,760
Accounts receivable, net of allowance for doubtful accounts of $6,325 and $0, respectively	133,542	220,706
Employee advances	—	675
Prepaid expense	2,851	4,730

Total current assets	$201,067	$281,871

Property and equipment:
Computer equipment	$1,575,228	$1,726,289
Furniture and fixtures	32,046	42,691
Office equipment	61,044	62,997

	$1,668,318	$1,831,977
Less accumulated depreciation	847,415	690,430

Net property and equipment	$820,903	$1,141,547

Other assets:
Capitalized software development costs, net of accumulated amortization of $872,672 and $751,545, respectively	$121,528	$225,032
Deposits	4,485	23,019
Trademarks and patents, net of accumulated amortization of $5,580 and $1,819, respectively	78,532	74,539

Total other assets	$204,545	$322,590

Total assets	$1,226,515	$1,746,008

The accompanying notes are an integral part of these statements.

	2004	2003
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$202,079	$299,369
Accrued operating expenses	239	69,418
Accrued vacation	8,565	6,690
Accrued payroll and payroll taxes	30,241	11,847
Accrued interest payable	—	33,319
Accrued lawsuit settlement	132,293	150,000
Current portion- notes payable	49,041	100,866

Total current liabilities	$422,458	$671,509

Long-term liabilities:
Notes payable	$27,459	$—

Commitments and contingencies (Note I and M)
Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 18,607,493 and 18,407,493 shares issued, respectively	$18,607	$18,407
Additional paid-in capital	17,846,301	17,817,465
Accumulated deficit	(17,086,804)	(16,759,867)
Treasury stock- 22,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity	$776,598	$1,074,499

Total liabilities and stockholders’ equity	$1,226,515	$1,746,008

PREFERRED VOICE, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	2004	2003	2002
Net sales	$1,631,785	$2,124,876	$1,474,465
Cost of sales	517,304	761,185	462,311

Gross profit	$1,114,481	$1,363,691	$1,012,154

General and administrative expenses	$1,597,665	$2,805,827	$4,854,006

Loss from operations	$(483,184)	$(1,442,136)	$(3,841,852)

Other income (expense):
Interest income	$247	$5,419	$—
Interest expense	(15,603)	(5,016)	(5,255)
Gain (loss) on sale of assets	84,048	(1,021)	—
Extinguishment of debt	81,685	230	11,992
Negotiated settlements	8,413	342,579	—
Lawsuit settlement	—	(150,000)	—
Other expense	(2,543)	(2,008)	—

Total other income (expense)	$156,247	$190,183	$6,737

Loss from operations before income taxes	$(326,937)	$(1,251,953)	$(3,835,115)
Provision for income taxes	—	—	—

Net loss	$(326,937)	$(1,251,953)	$(3,835,115)

Per share amounts:
Net loss per share	$(0.02)	$(0.07)	$(0.23)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	Shares of common stock
	Authorized	Issued	Outstanding	In treasury
Balance - March 31, 2001	20,000,000	15,672,586	15,287,362	385,224
Conversion of note payable to common stock	—	17,804	17,804	—
Exercise warrants	—	275,118	275,118	—
Warrants issued to non-employees	—	—	—	—
Issuance of common stock net of stock issuance costs of $232,986	—	2,804,709	2,804,709	—
Increase in authorized shares	30,000,000	—	—	—
Cancellation of treasury stock	—	(362,724)	—	(362,724)
Net loss for the year ended March 31, 2002	—	—	—	—

Balance - March 31, 2002	50,000,000	18,407,493	18,384,993	22,500
Net loss for the year ended March 31, 2003	—	—	—	—

Balance - March 31, 2003	50,000,000	18,407,493	18,384,993	22,500
Conversion of accounts payable to common stock	—	200,000	200,000	—
Warrants issued to non-employees	—	—	—	—
Net loss for the year ended March 31, 2004	—	—	—	—

Balance - March 31, 2004	50,000,000	18,607,493	18,584,993	22,500

The accompanying notes are an integral part of these statements.

Amounts
Common stock $0.001 par value	Treasury stock	Additional paid-in capital	Accummulated deficit	Total stockholders’ equity
$15,674	$(1,868)	$13,856,051	$(11,672,799)	$2,197,058
18	—	17,470	—	17,488
275	—	300,051	—	300,326
—	—	91,187	—	91,187
2,803	—	3,552,706	—	3,555,509
—	—	—	—	—
(363)	362	—	—	(1)
—	—	—	(3,835,115)	(3,835,115)

$18,407	$(1,506)	$17,817,465	$(15,507,914)	$2,326,452
—	—	—	(1,251,953)	(1,251,953)

$18,407	$(1,506)	$17,817,465	$(16,759,867)	$1,074,499
200	—	20,691	—	20,891
—	—	8,145		8,145
—	—	—	(326,937)	(326,937)

$18,607	$(1,506)	$17,846,301	$(17,086,804)	$776,598

PREFERRED VOICE, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash flows from operating activities:
Cash received from customers	$1,718,949	$2,065,305	$1,365,158
Cash paid to suppliers and employees	(1,756,421)	(3,167,992)	(4,438,374)
Interest received	247	5,419	—
Interest paid	(18,103)	(5,016)	—

Net cash used by operating activities	$(55,328)	$(1,102,284)	$(3,073,216)

Cash flows from investing activities:
Capital expenditures	$(48,757)	$(148,413)	$(1,247,115)
Proceeds from sale of assets	125,824	1,740	—
Employee (advances) repayments	675	1,963	(1,716)

Net cash provided (used) by investing activities	$77,742	$(144,710)	$(1,248,831)

Cash flows from financing activities:
Proceeds from issuance of stock	$—	$—	$4,072,035
Stock issuance costs	—	—	(232,986)
Repayment of note payable	(13,500)	—	50,000

Net cash provided (used) by financing activities	$(13,500)	$—	$3,889,049

Net increase (decrease) in cash and cash equivalents	$8,914	$(1,246,994)	$(432,998)
Cash and cash equivalents:
Beginning of period	55,760	1,302,754	1,735,752

End of period	$64,674	$55,760	$1,302,754

The accompanying notes are an integral part of these statements.

	2004	2003	2002
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(326,937)	$(1,251,953)	$(3,835,115)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	$424,593	$448,286	$729,790
Gain on sale of assets	(84,048)	1,021	—
Extinguishment of debt	(81,685)	—	(11,992)
Impairment of intangibles	2,543	2,014	—
Fair value of stock warrants issued in exchange for services	8,145	—	91,186
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	87,164	(57,766)	(123,799)
Decrease in inventory	—	—	49,085
(Increase) decrease in prepaid expenses	1,879	23,681	(27,918)
(Increase) decrease in deposits	7,832	—	(8,926)
Decrease in accounts payable	(25,697)	(34,267)	(4,634)
Increase (decrease) in accrued expenses	(69,117)	111,319	66,607
Increase (decrease) in customer deposits	—	(344,619)	2,500

Total adjustments	$271,609	$149,669	$761,899

Net cash used by operating activities	$(55,328)	$(1,102,284)	$(3,073,216)

Supplemental schedule of non-cash investing and and financing activities:
Conversion of accounts payable to common stock	$71,593	$—	$34,247

Extinguishment of accrued interest	$30,819	$—	$—

Extinguishment of notes payable	$50,866	$—	$—

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

Receivables and credit policies

The Company has adopted the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 01-06, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. This SOP provides certain presentation and disclosure changes for entities with trade receivables and is effective for periods beginning January 1, 2002, and thereafter.

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

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $299,705, $283,737 and $465,723, respectively.

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

During the years ended March 31, 2004, 2003 and 2002, software development costs capitalized were $17,623, $71,288 and $181,728, respectively. The amortization of capitalized software development costs for the years ended March 31, 2004, 2003 and 2002 was $121,127, $162,730 and $264,067, respectively.

The estimated aggregate amortization expense for capitalized software development costs for each of the five succeeding fiscal years is as follows:

Year ending March 31,	Amount
2005	$55,895
2006	28,412
2007	25,564
2008	11,657
2009	—

Total	$121,528

Trademarks and patents

Certain costs incurred for the registration of trademarks and patents are capitalized and amortized. The amortization is calculated using the straight-line method, beginning when it is approved and continuing over its estimated useful or legal life, generally ten years.

The amortization of trademarks and patents for the years ended March 31, 2004 and 2003 was $3,761 and $1,819, respectively. At March 31, 2002, approval of certain patents and trademarks was still pending; therefore, no amortization expense for trademarks and patents was recorded for the year ended March 31, 2002.

The Company abandoned the pursuance of a certain trademarks during the years ended March 31, 2004 and 2003. The result is an impairment loss of $2,543 and $2,014 for the years ended March 31, 2004 and 2003, respectively, that is included in other expenses.

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The estimated aggregate amortization expense for trademarks and patents for each of the five succeeding fiscal years is as follows:

Year ending March 31,	Amount
2005	$4,129
2006	4,129
2007	4,129
2008	4,129
2009	4,129

Total	$20,645

Advertising expense

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $-0-, $18,110 and $17,350 for the years ended March 31, 2004, 2003 and 2002, respectively.

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

Concentration of business, market and credit risks

In the normal course of business, the Company extends unsecured credit to its customers with payment terms generally 30 days. Because of the credit risk involved, management provides an allowance for doubtful accounts that reflects its opinion of amounts that will eventually become uncollectible. In the event of complete nonperformance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of nonperformance.

During the years ended March 31, 2004, 2003 and 2002, approximately $225,000 (12.3%), $271,243 (12.8%) and $410,000 (27.8%), respectively, of the Company’s total sales were derived from one customer. At March 31, 2004, 2003 and 2002, no single customer accounted for a material portion of accounts receivable.

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

During the year ended March 31, 2004, the majority of the Company’s revenue consisted of revenue sharing receipts. Revenue sharing income is recognized when the voice dialing services are provided, generally monthly. Revenue sharing income for the years ended March 31, 2004, 2003 and 2002 was $1,572,008, $2,025,359 and $1,044,380, respectively.

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during the year ended March 31, 1998. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the years ended March 31, 2004, 2003 and 2002, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 18,407,493, 18,407,493 and 16,581,164 for the years ended March 31, 2004, 2003 and 2002, respectively.

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company previously adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss in the amount of $2,543, $2,014, and $-0- was recognized during the years ended March 31, 2004, 2003, and 2002, respectively.

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

Gain from extinguishment of debt

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective for period beginning May 15, 2002 and thereafter. The Company adopted the provision of SFAS No. 145 for the fiscal year ending March 31, 2003. SFAS No. 145, among other matters, addresses financial accounting and reporting for the extinguishment of debt, concluding that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases would be inconsistent with the criteria of ABP Opinion 30. The adoption resulted in a reclassification of extraordinary gains into ordinary loss, with no effect on net loss for the years ended March 31, 2003 and 2002.

Note C - Notes payable:

Notes payable consist of the following:

	2004	2003
Note payable, dated January 31, 1997, interest rate 2% above the prime rate as listed in the Wall Street Journal on the first day of each month. Principal and interest was payable on January 1, 1998. Note was unsecured.	$—	$50,866
Note payable, 10% interest rate. Principal and interest was payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock. Note is unsecured	36,500	50,000
Note payable, 6% interest rate. Principal and interest is payable on March 1, 2007. Note is unsecured	40,000	—

	$76,500	$100,866
Less current portion	49,041	100,866

Total	$27,459	$—

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note C - Notes payable (continued):

Maturities under note payable agreements are as follows:

Year ending March 31,	Amount
2005	$49,041
2006	13,315
2007	14,144

Total	$76,500

Interest expense charged to operations related to the notes payable was $4,788, $5,016 and $5,255 for the years ended March 31, 2004, 2003 and 2002, respectively.

Note D - Common stock:

Stock purchase warrants

At March 31, 2004 the Company had outstanding warrants to purchase 3,080,500 shares of the Company’s common stock at prices that ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through November 20, 2006. At March 31, 2004, 3,080,500 shares of common stock were reserved for that purpose.

Common stock reserved

At March 31, 2004, shares of common stock were reserved for the following purposes:

Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000
Exercise of stock warrants	3,080,500

5,417,632

Note E – Employee stock option plans:

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

Under the terms of the 1994 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2004, options to purchase 5,000 shares at an exercise price of $0.50 per share were outstanding. No stock appreciation rights had been granted at March 31, 2004.

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note E – Employee stock option plans (continued):

As of March 31, 2004, 112,868 of these options have been exercised, 533,882 have been forfeited, 5,000 remain outstanding, and 5,000 were vested and exercisable. At March 31, 2004, the remaining weighted average contractual life was 6.0 years.

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

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2004, options to purchase 702,000 shares at an exercise price of $0.50 per share were outstanding. No stock appreciation rights had been granted at March 31, 2004.

As of March 31, 2004, none of these options have been exercised, 909,825 have been forfeited, 294,750 expired, 702,000 remain outstanding, and 543,563 were vested and exercisable. At March 31, 2004, the remaining weighted average contractual life was 4.1 years.

Employee warrants

As of March 31, 2004, none of the employee warrants have been exercised or forfeited, 925,000 expired, 215,000 remain outstanding, and 215,000 were vested and exercisable. At March 31, 2004, the remaining weighted average contractual life was approximately 1.2 years.

Note F - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.00%	2.28% -4.39%	2.28% -5.06%
Expected life	1.0 -2.5 years	1.5 -2.5 years	2.5 -3.5 years
Expected volatility	133% -145%	69% - 191%	165% -189%

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note F - Proforma information related to employee stock options and warrants (continued):

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

	2004	2003	2002
Net loss:
As reported	$(326,937)	$(1,251,953)	$(3,835,115)

Proforma	$(378,386)	$(1,434,703)	$(4,409,704)

Loss per common share:
As reported	$(0.02)	$(0.07)	$(0.23)

Proforma	$(0.02)	$(0.08)	$(0.26)

Proforma loss reflects only options granted during the years ended March 31, 2004, 2003 and 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is reflected over the option’s vesting period.

Following is a summary of the stock award and incentive plans and warrants:

	1994 stock award and incentive plan (1994 Plan)
	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	252,000	$0.98	297,000	$1.02	412,000	$0.96
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(75,118)	0.94
Forfeited	(247,000)	0.50	(45,000)	1.25	(39,882)	1.16
Expired	—	—	—	—	—	—

Outstanding at end of year	5,000	$0.50	252,000	$0.98	297,000	$1.02

Options exercisable at end of year	5,000	$0.50	247,000	$0.95	272,000	$0.95
Weighted average fair value of options granted during the year	—	$—	—	$—	—	$—

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note F - Proforma information related to employee stock options and warrants (continued):

	2000 stock award and incentive plan (2000 Plan)
	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	1,163,875	$1.29	1,051,825	$1.63	576,000	$1.45
Granted	330,000	0.50	792,750	1.25	607,825	1.81
Exercised	—	—	—	—	—	—
Forfeited	(497,125)	0.73	(280,700)	1.62	(132,000)	1.61
Cancelled	—	0.00	(400,000)	1.88	—	—
Expired	(294,750)	1.20	—	—	—	—

Outstanding at end of year	702,000	$0.50	1,163,875	$1.29	1,051,825	$1.63

Options exercisable at end of year	543,563	$0.50	334,563	$1.39	222,000	$1.40
Weighted average fair value of options granted during the year	330,000	$0.03	792,750	$0.21	607,825	$1.07

Following is a summary of warrants issued to employees:

	Employee warrants
	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	795,000	$1.09	985,000	$1.04	825,000	$1.10
Granted	—	—	110,000	1.25	160,000	1.50
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	(580,000)	0.95	(300,000)	1.00	—	—

Outstanding at end of year	215,000	$1.44	795,000	$1.09	985,000	$1.04

Options exercisable at end of year	215,000	$1.44	795,000	$1.09	985,000	$1.04
Weighted average fair value of options granted during the year	—	$—	110,000	$0.04	160,000	$1.36

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note G - Stock warrants:

During the years ended March 31, 2004, 2003 and 2002, the Company issued 250,000, -0- and 180,000 warrants to certain service providers and business partners at exercise prices ranging from $0.10 to $3.53. The warrants can be exercised at any time and expire at various dates through November 22, 2006.

In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. For the years ended March 31, 2004, 2003 and 2002, the Company recognized $8,145, $-0- and $91,186, respectively, as compensation expense and $-0- as stock issuance cost during the years ended March 31, 2004, 2003 and 2002 related to warrants issued to non-employees.

For the years ended March 31, 2004, 2003 and 2002, the Company issued -0-, -0- and 1,575,000 warrants, respectively, in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the years ended March 31, 2004, 2003 and 2002.

As of March 31, 2004, 1,022,493 of these warrants have been exercised; none have been forfeited; and 3,080,500 remain outstanding, of which 3,080,500 were vested and exercisable. At March 31, 2004, the remaining weighted average contractual life was approximately 1.5 years.

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2004	2003	2002
Expected dividend yield	0.00%	N/A	0.00%
Risk-free interest rate	1.48%	N/A	4.39%
Expected life	1.75 years	N/A	1.5 years
Expected volatility	76%	N/A	86% -131%

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning Of year	756,035	$1.76	801,035	$1.76	621,035	$1.76
Granted	250,000	0.10	—	—	180,000	1.94
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	(388,000)	1.91	(45,000)	1.12	—	—

Outstanding at end of year	618,035	$1.17	756,035	$1.76	801,035	$1.76

Options exercisable at end of year	618,035	$1.17	756,035	$1.76	801,035	$1.76
Weighted average fair value of options granted during the year	250,000	$0.03	—	$—	180,000	$1.97

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note G - Stock warrants (continued):

The following is a summary of warrants issued in connection with stock offerings:

	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	2,532,668	$1.64	2,532,668	$1.64	1,252,668	$1.75
Granted	—	—	—	—	1,575,000	1.95
Exercised	—	—	—	—	(200,000)	1.15
Forfeited	—	—	—	—	—	—
Expired	(285,203)	1.82	—	—	(95,000)	3.04

Outstanding at end of year	2,247,465	$1.75	2,532,668	$1.64	2,532,668	$1.64

Options exercisable at end of year	2,247,465	$1.75	2,532,668	$1.64	2,532,668	$1.64
Weighted average fair value of options granted during the year	—	$—	—	$—	1,575,000	$1.95

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note F):

	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	4,083,703	$1.67	4,318,703	$1.62	2,698,703	$1.75
Granted	250,000	0.10	110,000	1.25	1,915,000	1.59
Exercised	—	—	—	—	(200,000)	1.15
Forfeited	—	—	—	—	—	—
Expired	1,253,203	1.44	(345,000)	1.01	(95,000)	3.04

Outstanding at end of year	3,080,500	$1.61	4,083,703	$1.67	4,318,703	$1.62

Options exercisable at end of year	3,080,500	$1.61	4,083,703	$1.67	4,318,703	$1.62
Weighted average fair value of options granted during the year	250,000	$0.03	110,000	$0.04	1,915,000	$1.62

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note H - Income taxes:

The Company uses the liability method of accounting for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. Under the liability method, a provision for income taxes is recorded based on taxes currently payable on income as reported for federal income tax purposes, plus an amount which represents the change in deferred income taxes for the year.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax-reporting basis of the Company’s assets and liabilities. The major areas in which temporary differences give rise to deferred taxes are accounts receivable, accrued liabilities, start-up expenditures, accumulated depreciation, and net operating loss carry-forwards. Deferred income taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. Deferred income taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the years in which the temporary differences are expected to reverse.

The provision for income taxes as of March 31 consists of:

	2004	2003	2002
Current income taxes	$—	$—	$—
Change in deferred income taxes due to temporary differences	—	—	—

	$—	$—	$—

The provision for income taxes for the years ended March 31, 2004, 2003 and 2002, differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2004	2003	2002
Computed “expected” tax benefit	$(111,000)	$(426,000)	$(1,304,000)
Nondeductible items	3,000	4,000	45,000
Temporary differences	(6,000)	(58,000)	44,000
Net operating loss carry-forward	114,000	480,000	$1,215,000

Provision for income taxes	$—	$—	$—

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Note H - Income taxes (continued):

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2004	2003	2002
Accumulated depreciation	$(57,000)	$(52,000)	$(3,500)

Gross deferred tax liabilities	$(57,000)	$(52,000)	$(3,500)

Stock warrant compensation	$3,000	$—	$31,000
Accounts receivable	2,000	—	—
Accrued liabilities	3,000	2,000	8,000
Net operating loss carry-forward	5,724,000	5,610,000	5,121,000

Gross deferred tax assets	$5,732,000	$5,612,000	$5,160,000
Valuation allowance	(5,675,000)	(5,560,000)	(5,156,500)

	$57,000	$52,000	$3,500

Net deferred tax assets	$—	$—	$—

The change in the deferred tax valuation allowance is as follows:	$115,000	$403,500	$1,256,500

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company’s uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2004, a net operating loss carry-forward of approximately $16,944,000, which can be used to offset future taxable income through the year 2024. Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note I - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2004:

Year ending March 31,	Amount
2005	$62,096
2006	53,820
2007	53,820
2008	53,820
2009	40,365

$263,921

PREFERRED VOICE

NOTES TO FINANCIAL STATEMENTS

Total rent expense charged to operations was $201,949, $292,940 and $238,859 for the years ended March 31, 2004, 2003 and 2002, respectively.

Note J – Extinguishment of debt:

During the years ended March 31, 2004 and 2002, the Company negotiated settlements of amounts owed to a certain holders of notes payable by the Company. The negotiated settlements resulted in a reduction of the Company’s notes and accrued interest payable in the amount of $81,685 and $11,992 for the years ended March 31, 2004 and 2002, respectively.

Note K – Negotiated settlement and lawsuit settlement:

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

The lawsuit proceeded to trial and the jury returned its verdict; but prior to any judgment being signed by the court, the parties announced that all matters in dispute between them had been resolved by an agreement. The court accepted the agreement. The agreement called for the Company to pay $150,000 to the customer, of which $132,293 remains unpaid as of March 31, 2004. For the year ended March 31, 2003, The Company recognized $342,579 of previously deferred revenue related to the customer’s deposits.

Note L- Subsequent events

On May 18, 2004, the Company completed the sale of ten million shares of common stock and warrants to purchase five million shares of common stock of the Company. The warrants are exercisable for 5 years at an exercise price of $0.12 per share of common stock. The sale was a private equity offering that raised $1 million in gross proceeds from existing institutional and individual investors.

Note M – Management’s intent:

Management believes that with the capital that is acquired on May 18, 2004 and cash that may be generated from operations will be sufficient to meet anticipated capital requirements and to finance continued growth for the next fiscal year, after which time the company projects a positive cash flow. Management projects working capital needs to be $1,200,000 over the next year for corporate overhead and equipment purchases to continue to deploy our systems in carrier locations. Such projections have been based on continued growth from our current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.