Form 10KSB/A
period 2004-03-31
PREFERRED VOICE INC
filed 2004-08-10
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-KSB for Preferred Voice, Inc. (the “Company”) for the year ended March 31, 2004 is being filed to add the information set forth in the succeeding paragraph to the end of Item 9. This Form 10-KSB/A does not update any of the disclosures contained in the original filing to reflect any events that occurred at a later date. Further, the filing of this 10-KSB/A does not constitute an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Board of Directors has adopted a code of business ethics that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, by writing or telephoning the Company at the following:

Preferred Voice, Inc.

6500 Greenville Avenue, Suite 570

Dallas, Texas 75206

214-265-9580

Attn: Secretary

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

Date: August 10, 2004	By:	/s/ Latif M. Nathani
Latif M. Nathani, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Latif M. Nathani	Chairman and Chief Executive Officer (Principal Executive Officer)	August 10, 2004
Latif M. Nathani

/s/ G. Ray Miller	Director	August 10, 2004
G. Ray Miller

/s/ Mary G. Merritt	Secretary, Treasurer, Executive Vice President—Finance and Director (Principal Financial and Accounting Officer)	August 10, 2004
Mary G. Merritt

/s/ Scott Ogilvie	Director	August 10, 2004
Scott Ogilvie