Form 10QSB
period 2004-06-30
PREFERRED VOICE INC
filed 2004-08-16
CIK 946822

United States

Securities and Exchange Commission

Washington, D. C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended June 30, 2004.

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

Common Stock, $ 0.001 Par Value – 29,607,493 shares as of August 10, 2004.

Transitional Small Business Format    Yes  ☐    No  ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2004 AND MARCH 31, 2004

	June 30, 2004 (unaudited)	March 31, 2003 (audited)
Assets
Current assets:
Cash and cash equivalents	$935,421	$64,674
Accounts receivable, net of allowance for doubtful accounts of $5,325 and $6,325, respectively	141,367	133,542
Prepaid expense	1,387	2,851

Total current assets	$1,078,175	$201,067

Property and equipment:
Computer equipment	$1,599,624	$1,575,228
Furniture and fixtures	32,046	32,046
Office equipment	61,044	61,044

	$1,692,714	$1,668,318
Less accumulated depreciation	923,229	847,415

Net property and equipment	$769,485	$820,903

Other assets:
Capitalized software development costs, net of accumulated amortization of $889,467 and $872,672, respectively	$166,826	$121,528
Deposits	4,485	4,485
Trademarks and patents, net of accumulated amortization of $6,612 and $1,819, respectively	81,610	78,532

Total other assets	$252,921	$204,545

Total assets	$2,100,581	$1,226,515

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

	June 30, 2004 (unaudited)	March 31, 2003 (audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$220,353	$202,079
Accrued operating expenses	1,420	239
Accrued vacation	12,558	8,565
Accrued payroll and payroll taxes	16,613	30,241
Current portion - notes payable	36,732	49,041
Accrued lawsuit settlement	—	132,293

Total current liabilities	$287,676	$422,458

Long-term liabilities:
Notes payable	$24,207	$27,459

Commitments and contingencies (Note L)

Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 29,607,493 and 18,607,493 shares issued, respectively	$29,607	$18,607
Additional paid-in capital	18,935,947	17,846,301
Accumulated deficit	(17,175,350)	(17,086,804)
Treasury stock - 22,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity	$1,788,698	$776,598

Total liabilities and stockholders’ equity	$2,100,581	$1,226,515

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	Three months ended June 30, 2004 (unaudited)	Three months ended June 30, 2003 (unaudited)
Net sales	$310,959	$471,353

Cost of sales	116,929	153,290

Gross profit	$194,030	$318,063

General and administrative expenses	$308,454	$513,409

Loss from operations	$(114,424)	$(195,346)

Other income (expense):
Interest income	$—	$177
Interest expense	(3,587)	(4,058)
Negotiated settlement	29,465	—
Forgiveness of debt	—	8,413
Gain on sale of assets	—	71,639

Total other income (expense)	$25,878	$76,171

Loss from operations before income taxes	$(88,546)	$(119,175)
Provision for income taxes	—	—

Net loss	$(88,546)	$(119,175)

Per share amounts:
Loss from operations	$(0.01)	$(0.01)

Net loss	$(0.01)	$(0.01)

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	2004 (unaudited)	2003 (unaudited)
Cash flows from operating activities:
Cash received from customers	$332,599	$519,278
Cash paid to suppliers and employees	(452,035)	(609,271)
Interest received	—	177
Interest paid	(3,587)	(2,807)

Net cash used by operating activities	$(123,023)	$(92,623)

Cash flows from investing activities:
Capital expenditures	$(90,669)	$(28,880)
Proceeds from sale of assets	—	102,596
Employee advances	—	650

Net cash provided (used) by investing activities	$(90,669)	$74,366

Cash flows from financing activities:
Proceeds from stock issuance	$1,100,000	$—
Repayment of note payable	(15,561)	—

Net cash used by financing activities	$1,084,439	$—

Net decrease in cash and cash equivalents	$870,747	$(18,257)
Cash and cash equivalents:
Beginning of period	64,674	55,760

End of period	$935,421	$37,503

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

	2004 (unaudited)	2003 (unaudited)
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(88,546)	$(119,175)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	$93,711	$122,337
Gain on sale of assets	—	(71,639)
Fair value of stock warrants issued in exchange for services	646	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,825)	47,925
(Increase) decrease in prepaid expenses	1,464	(2,139)
Increase (decrease) in accounts payable	18,274	(25,346)
Decrease in accrued expenses	(140,747)	(44,586)
Decrease in customer deposits	—	—

Total adjustments	$(34,477)	$26,552

Net cash used by operating activities	$(123,023)	$(92,623)

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2004, Form 10KSB and should be read in conjunction with the financial statements for the three months ended June 30, 2004, contained herein.

The financial information included herein as of June 30, 2004, and for the three-month period ended June 30, 2004 and 2003, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $17,109 and $13,024 as of June 30, 2004 and March 31, 2004, respectively.

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended June 30, 2004 and 2003, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 23,863,049 and 18,407,493 for the three months ended June 30, 2004 and 2003, respectively.

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

Note C - Notes payable:

Notes payable consist of the following:

	June 30, 2004	March 31, 2004
Note payable, 10% interest rate. Principal and accrued interest was payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	$24,000	$36,500
Note payable, 6% interest rate. Principal and interest is payable on March 1, 2007. Note is unsecured	36,939	40,000

	$60,939	$76,500
Less current portion	36,732	49,041

	$24,207	$27,459

Interest expense charged to operations related to notes payable was $1,415 and $1,250 for the three months ended June 30, 2004 and 2003, respectively.

Note D - Common stock:

Common stock authorized

On September 29, 2000, the Company’s Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company’s stockholders on September 21, 2001.

Stock purchase warrants

At June 30, 2004, the Company had outstanding warrants to purchase 13,930,500 shares of the Company’s common stock at prices which ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through May 18, 2009. At June 30, 2004, 13,930,500 shares of common stock were reserved for that purpose.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note D - Common stock (continued):

Common stock reserved

At June 30, 2004, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	13,930,500
Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000

16,267,632

Private equity offering

On May 18, 2004, the Company completed the sale of 11,000,000 shares of common stock and warrants to purchase 5,550,000 shares of common stock of the Company. The warrants are exercisable for 5 years at an exercise price of $0.12 per share of common stock. The sale was a private equity offering that raised $1,100,000 million in gross proceeds from existing institutional and individual investors.

Note E - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2004	2003
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.00% -3.79%	2.28% -4.13%
Expected life	1 -5 years	2.5 years
Expected volatility	94% - 197%	165% - 191%

The Company applies APB Opinion No. 25 in accounting for its option plan and warrants and accordingly, has recognized no compensation expense for stock options and warrants granted at exercise prices at least equal to the market value of the Company’s common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below:

	Three months ended June 30,
	2004	2003
Net loss, as reported	$(88,546)	$(119,175)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(45,145)	(13,670)

Proforma net loss	$(133,691)	$(132,845)

Loss per common share:
As reported	$(0.01)	$(0.01)

Proforma	$(0.01)	$(0.01)

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

$263,921

Total rent expense charged to operations was $14,583 and $69,940 for the three months ended June 30, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-KSB for the fiscal year ended March 31, 2004. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

We currently generate revenue from two distribution channels master distributors and telecommunications carriers. We believe the distributors will be a source of direct subscriber addition. To date we have service deployment in Miami, Florida, and Chicago, Illinois. Our telecommunications distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers.

Our contracts in most instances are revenue sharing contracts whereby we in most cases provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our sales force focuses on marketing our revenue sharing agreements and, to date, we have signed forty nine (49) local telephone company and cell phone company multi-year contracts. Nineteen contracts have been fully implemented so that the systems installed pursuant to such contracts are already generating revenues for us. As of July 31, 2004, these nineteen contracts were generating revenues of approximately $83,000 per month from our primary product voice dial. The revenue sharing agreement is the primary method by which we intend to contract with customers to generate revenue going forward but with some services will require a licensing fee to initiate the service.

We have focused the last twelve months on converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. The conversion also included web access to our platform with Push2Connect being the first of our product line to be accessible to end users via the web.

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

Results of Operations

We recorded a net loss of $88,546 or $0.01 per share, for the period ended June 30, 2004, compared to a net loss of $119,175 or $0.01 per share, for the period ended June 30, 2003.

Total Sales

Total revenue for the period ended June 30, 2004, was $310,959 compared to $471,353 for the period ended June 30, 2003. Revenues in both periods consisted entirely of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services.

We anticipate that revenues from the sale of our services will continue to grow very gradually throughout fiscal year 2005 as we continue to install VIP systems in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements and as new services are launched.

Cost of Sales

Cost of sales for the period ended June 30, 2004 was $116,929 compared to $153,290 for the period ended June 30, 2003. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods and marketing enhancements to our opt-out customers.

Selling, General and Administrative

Selling, general and administrative expenses for the period ended June 30, 2004 were $308,454 compared to $513,409 for the period ended June 30, 2003. The decrease from 2003 to 2004, are due to decreases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2005, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended June 30, 2004 and 2003, software development costs capitalized were $75,690 and $6,623 respectively. The amortization of capitalized software development costs for the periods ended June 30, 2004 and 2003 was $17,827 and $45,091 respectively.

Other Income and Expense

During the period ended June 30, 2003, the Company made a sale of equipment to a customer that generated one-time net revenue of $71,639. The company was also able to negotiate settlement of outstanding accounts payable for the periods ended June 30, 2004 and 2003 of $29,465 and $8,413 respectively.

Income Taxes

As of June 30, 2004, we had cumulative federal net operating losses of approximately $17 million, which can be used to offset future income subject to federal income tax through the fiscal year 2024. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2004 were approximately $935,421, an increase of $870,747 from $64,674 at March 31, 2004. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

On May 18, 2004, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we closed an offering of 220 units consisting of Fifty Thousand (50,000) shares of the common stock of the Company and a warrant to purchase Twenty-Five Thousand shares of common stock at a purchase price of $5,000 per unit for an aggregate of $1,100,000.

Our revenues are approximately $83,000 per month and we expect these to continue to rise slowly as we continue to deploy new customers and our current customers continue to provide services to their customers.

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

Item 2. Changes in Securities and Use of Proceeds.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on May 18, 2004 with the Securities and Exchange Commission reporting on our offering that closed on May 18, 2004 in which we issued 200 units, consisting of fifty thousand shares of common stock and a warrant to purchase twenty-five thousand shares of common stock as an Item 5, Other Event. No financial statements were filed with these reports.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

August 16, 2004	/s/ Latif M. Nathani
Date	Latif M. Nathani
Chairman and Chief Executive Officer
(Principal Executive Officer)