Form 10QSB
period 2004-09-30
PREFERRED VOICE INC
filed 2004-11-15
CIK 946822

United States

Securities and Exchange Commission

Washington, D. C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2004.

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

Common Stock, $ 0.001 Par Value – 29,607,493 shares as of November 10, 2004.

Transitional Small Business Format    Yes  ☐    No  ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2004 AND MARCH 31, 2004

	September 30, 2004 (unaudited)	March 31, 2004 (audited)
Assets
Current assets:
Cash and cash equivalents	$613,486	$64,674
Accounts receivable, net of allowance for doubtful accounts of $5,325 and $6,325, respectively	120,727	133,542
Prepaid expense	—	2,851

Total current assets	$734,213	$201,067

Property and equipment:
Computer equipment	$1,606,889	$1,575,228
Furniture and fixtures	32,046	32,046
Office equipment	61,044	61,044

	$1,699,979	$1,668,318
Less accumulated depreciation	999,714	847,415

Net property and equipment	$700,265	$820,903

Other assets:
Capitalized software development costs, net of accumulated amortization of $906,648 and $872,672, respectively	$239,773	$121,528
Deposits	4,485	4,485
Trademarks and patents, net of accumulated amortization of $7,645 and $1,819, respectively	85,608	78,532

Total other assets	$329,866	$204,545

Total assets	$1,764,344	$1,226,515

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

	September 30, 2004 (unaudited)	March 31, 2004 (audited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$133,754	$202,079
Accrued operating expenses	1,278	239
Accrued vacation	14,494	8,565
Accrued payroll and payroll taxes	15,744	30,241
Current portion - notes payable	9,000	49,041
Accrued lawsuit settlement	—	132,293

Total current liabilities	$174,270	$422,458

Long-term liabilities:
Notes payable	$33,831	$27,459

Commitments and contingencies (Note F)

Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 29,607,493 and 18,607,493 shares issued, respectively	$29,607	$18,607
Additional paid-in capital	18,936,652	17,846,301
Accumulated deficit	(17,408,510)	(17,086,804)
Treasury stock- 22,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity	$1,556,243	$776,598

Total liabilities and stockholders’ equity	$1,764,344	$1,226,515

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three months ended September 30, 2004 (unaudited)	Six months ended September 30, 2004 (unaudited)	Three months ended September 30, 2003 (unaudited)	Six months ended September 30, 2003 (unaudited)
Net sales	$232,090	$543,048	$447,151	$918,506

Cost of sales	127,457	244,386	177,572	330,862

Gross profit	$104,633	$298,662	$269,579	$587,644

General and administrative expenses	$371,794	$680,247	$442,240	$955,648

Loss from operations	$(267,161)	$(381,585)	$(172,661)	$(368,004)

Other income (expense):
Interest income	$—	$—	$70	$247
Interest expense	(1,107)	(4,694)	(1,519)	(5,578)
Negotiated settlement	35,108	64,573	—	8,413
Forgiveness of debt	—	—	30,819	30,819
Gain on sale of assets	—	—	—	71,639
Other expense	—	—	(2,543)	(2,543)

Total other income (expense)	$34,001	$59,879	$26,827	$102,997

Loss from operations before income taxes	$(233,160)	$(321,706)	$(145,834)	$(265,007)

Provision for income taxes	—	—	—	—

Net loss	$(233,160)	$(321,706)	$(145,834)	$(265,007)

Per share amounts:
Loss from operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004 (unaudited)	2003 (unaudited)
Cash flows from operating activities:
Cash received from customers	$620,436	$973,556
Cash paid to suppliers and employees	(939,170)	(1,036,089)
Interest received	—	247
Interest paid	(4,694)	(33,897)

Net cash used by operating activities	$(323,428)	$(96,183)

Cash flows from investing activities:
Capital expenditures	$(194,091)	$(38,640)
Proceeds from sale of assets	—	102,596
Employee advances	—	675

Net cash provided (used) by investing activities	$(194,091)	$64,631

Cash flows from financing activities:
Proceeds from stock issuance	$1,100,000	$—
Repayment of note payable	(33,669)	—

Net cash provided by financing activities	$1,066,331	$—

Net increase (decrease) in cash and cash equivalents	$548,812	$(31,552)

Cash and cash equivalents:
Beginning of period	64,674	55,760

End of period	$613,486	$24,208

See independent accountants’ review report.

The accompanying notes are an integral part of these financial statements.

	2004 (unaudited)	2003 (unaudited)
Reconciliation of net loss to net cash used by operating activities:

Net loss	$(321,706)	$(265,007)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	$189,408	$243,951
Gain on sale of assets	—	(71,639)
Allowance for doubtful accounts	—	13,014
Fair value of stock warrants issued in exchange for services	1,351	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	12,815	13,710
(Increase) decrease in prepaid expenses	2,851	4,482
Increase (decrease) in patents and trademarks	—	2,543
Increase (decrease) in accounts payable	(68,325)	(13,458)
Decrease in accrued expenses	(139,822)	(23,779)
Decrease in customer deposits	—	—

Total adjustments	$(1,722)	$168,824

Net cash used by operating activities	$(323,428)	$(96,183)

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2004, Form 10KSB and should be read in conjunction with the financial statements for the three and six months ended September 30, 2004, contained herein.

The financial information included herein as of September 30, 2004, and for the three and six-month periods ended September 30, 2004 and 2003, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $17,109 and $13,024 as of September 30, 2004 and March 31, 2004, respectively.

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended September 30, 2004 and 2003, no computation of diluted EPS has been performed.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share is based on the weighted average number of shares outstanding of 26,857,493 and 18,407,493 for the six months ended September 30, 2004 and 2003, respectively and 29,607,493 and 18,407,493 for the three months ended September 30, 2004 and 2003, respectively.

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

Note C - Notes payable:

Notes payable consist of the following:

	September 30, 2004	March 31, 2004
Note payable, 10% interest rate. Principal and accrued interest was payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	$9,000	$36,500
Note payable, 6% interest rate. Principal and interest is payable on March 1, 2007. Note is unsecured.	33,831	40,000

	$42,831	$76,500
Less current portion	9,000	49,041

	$33,831	$27,459

Interest expense charged to operations related to notes payable was $1,107 and $1,519 for the three months ended September 30, 2004 and 2003, respectively.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note D - Common stock:

Private equity offering

On May 18, 2004, the Company completed the sale of 11,000,000 shares of common stock and warrants to purchase 5,550,000 shares of common stock of the Company. The warrants are exercisable for 5 years at an exercise price of $0.12 per share of common stock. The sale was a private equity offering that raised $1,100,000 in gross proceeds from existing institutional and individual investors.

Common stock authorized

On September 29, 2000, the Company’s Board of Directors adopted a resolution to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. The increase in authorized shares was approved by the Company’s stockholders on September 21, 2001.

Stock purchase warrants

At September 30, 2004, the Company had outstanding warrants to purchase 13,930,500 shares of the Company’s common stock at prices which ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through May 18, 2009. At September 30, 2004, 13,930,500 shares of common stock were reserved for that purpose.

Common stock reserved

At September 30, 2004, shares of common stock were reserved for the following purposes:

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

16,267,632

Note E - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2004	2003
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.00% - 3.79%	2.28% - 4.13%
Expected life	2.5 - 5 years	2.5 years
Expected volatility	94% - 197%	165% - 191%

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note E - Proforma information related to employee stock options and warrants(continued):

The Company applies APB Opinion No. 25 in accounting for its option plan and warrants and, accordingly, has recognized no compensation expense for stock options and warrants granted at exercise prices at least equal to the market value of the Company’s common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(233,160)	$(145,834)	$(321,706)	$(265,007)

Less total compensation expense determined under fair value based method for all awards, net of tax effects	(91,000)	(48,212)	(136,145)	(61,883)

Proforma net loss	$(324,160)	$(194,046)	$(457,851)	$(326,890)

Loss per common share:
As reported	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Proforma	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Note F - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2004:

Year ending March 31,	Amount
2005	$62,096
2006	53,820
2007	53,820
2008	53,820
2009	40,365

$263,921

Total rent expense charged to operations was $28,821 and $139,448 for the six months ended September 30, 2004 and 2003, respectively.

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

Our contracts in most instances are revenue sharing contracts whereby we in most cases provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our sales force focuses on marketing our revenue sharing agreements and, to date, we are providing service to eighteen (18) wireless carriers nationwide. As of October 31, 2004, these eighteen contracts were generating revenues of approximately $73,000 per month from our primary product voice dial. The revenue sharing agreement is the primary method by which we intend to contract with customers to generate revenue going forward but with some services will require a licensing fee to initiate the service.

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

We have focused the last twelve months on converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality.

On October 22, 2004 we announced the first launch of our Rockin Ringback service. Our personalized ringback service provides a network-based personalization service that enables users to choose an audio file that callers will listen to while the phone is ringing.

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

Results of Operations

We recorded a net loss of $321,706 or $0.01 per share, for the six-month period ended September 30, 2004, compared to a net loss of $265,007 or $0.01 per share, for the six-month period ended September 30, 2003. For the three-month period ended September 30, 2004, we recorded a net loss of $233,160, or $.01 per share compared to a net loss of $145,834 or $.01 per share for the three-month period ended September 30, 2003.

Total Sales

Total revenue for the six-month period ended September 30, 2004, was $543,048 compared to $918,506 for the six-month period ended September 30, 2003. Total revenue for the three-month period ended September 30, 2004, was $232,090 compared to $447,151 for the three-month period ended September 30, 2003. Revenues in both the six-month and three-month periods for both years consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services. The decrease of revenues reflects loss of subscribers in the company’s all bill program.

We anticipate that revenues from the sale of our services will continue to grow very gradually throughout fiscal year 2005 as we remarket our new suite of services in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

Cost of Sales

Cost of sales for the six-month period ended September 30, 2004 was $244,386 compared to $330,862 for the six-month period ended September 30, 2003. Cost of sales for the three-month period ended September 30, 2004 was $127,457 compared to $177,572 for the three-month period ended September 30, 2003. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2004 were $680,247 compared to $955,648 for the six-month period ended September 30, 2003. Selling, general and administrative expenses for the three-month period ended September 30, 2004 were $371,794 compared to $442,240 for the three-month period ended September 30, 2003. The decrease from 2003 to 2004, are due to decreases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2005, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended September 30, 2004 and 2003, software development costs capitalized were $75,690 and $6,623 respectively. The amortization of capitalized software development costs for the periods ended September 30, 2004 and 2003 was $17,827 and $45,091 respectively.

Other Income and Expense

During the six month period ended September 30, 2003, the Company made a sale of equipment to a customer that generated one-time net revenue of $71,639. The company was also able to negotiate settlement of outstanding accounts payable for the periods ended September 30, 2004 and 2003 of $64,573 and $42,108 respectively.

Income Taxes

As of September 30, 2004, we had cumulative federal net operating losses of approximately $17 million, which can be used to offset future income subject to federal income tax through the fiscal year 2024. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2004 were approximately $613,486, an increase of $548,812 from $64,674 at March 31, 2004. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

On May 18, 2004, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we closed an offering of 220 units consisting of Fifty Thousand (50,000) shares of the common stock of the Company and a warrant to purchase Twenty-Five Thousand shares of common stock at a purchase price of $5,000 per unit for an aggregate of $1,100,000.

Our revenues are approximately $73,000 per month and we expect these to continue to rise slowly as we continue to deploy new customers and our current customers continue to provide services to their customers.

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

Future Obligations

We project our working capital needs to be $750,000 over the next six months for corporate overhead and equipment purchases to continue to deploy our services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance steady growth for the next six months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

PREFERRED VOICE, INC.

November 12, 2004	/s/ Latif M. Nathani
Date	Latif M. Nathani
Chairman and Chief Executive Officer
(Principal Executive Officer)