Form 10QSB
period 2004-12-31
PREFERRED VOICE INC
filed 2005-02-14
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended December 31, 2004.
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

Common Stock, $ 0.001 Par Value - 29,607,493 shares as of February 10, 2005.

Transitional Small Business Format   Yes ☐  No ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 AND MARCH 31, 2004

	December 31,	March 31,
	2004	2004
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$255,153	$64,674
Accounts receivable, net of allowance for doubtful accounts of $5,325 and $6,325, respectively	127,984	133,542
Prepaid expense	4,138	2,851

Total current assets	$387,275	$201,067

Property and equipment:
Computer equipment	$1,624,250	$1,575,228
Furniture and fixtures	32,046	32,046
Office equipment	61,044	61,044

	$1,717,340	$1,668,318
Less accumulated depreciation	1,071,344	847,415

Net property and equipment	$645,996	$820,903

Other assets:
Capitalized software development costs, net of accumulated amortization of $928,260 and $872,672, respectively	$247,183	$121,528
Deposits	4,485	4,485
Trademarks and patents, net of accumulated amortization of $8,677 and $1,819, respectively	87,027	78,532

Total other assets	$338,695	$204,545

Total assets	$1,371,966	$1,226,515
Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$76,976	$202,079
Accrued operating expenses	8,338	239
Accrued vacation	7,577	8,565
Accrued payroll and payroll taxes	7,829	30,241
Current portion - notes payable	13,120	49,041
Accrued lawsuit settlement	--	132,293

Total current liabilities	$113,840	$422,458

Long-term liabilities:
Notes payable	$17,551	$27,459

Commitments and contingencies (Note F)

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 29,607,493 and 18,607,493 shares issued, respectively	$29,607	$18,607
Additional paid-in capital	18,938,663	17,846,301
Accumulated deficit	(17,726,189)	(17,086,804)
Treasury stock- 22,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity	$1,240,575	$776,598

Total liabilities and stockholders' equity	$1,371,966	$1,226,515

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2004	2004	2003	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$204,249	$747,297	$373,724	$1,292,230

Cost of sales	122,926	367,311	128,186	459,048

Gross profit	$81,323	$379,986	$245,538	$833,182

General and administrative expenses	398,089	1,078,336	336,951	1,292,599

Loss from operations	$(316,766)	$(698,350)	$(91,413)	$(459,417)

Other income (expense):
Interest income	$--	$--	$--	$247
Interest expense	(914)	(5,608)	(5,406)	(10,984)
Negotiated settlement	--	64,573	--	8,413
Forgiveness of debt	--	--	--	30,819
Gain on sale of assets	--	--	12,409	84,048
Other expense	--	--	(1)	(2,544)
Total other income (expense)	$(914)	$58,965	$7,002	$109,999

Loss from operations before income taxes	$(317,680)	$(639,385)	$(84,411)	$(349,418)

Provision for income taxes	--	--	--	--

Net loss	$(317,680)	$(639,385)	$(84,411)	$(349,418)

Per share amounts:
Loss from operations	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Net loss	$(0.01)	$(0.02)	$(0.01)	$(0.02)

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$817,428	$1,378,599
Cash paid to suppliers and employees	(1,429,169)	(1,425,974)
Interest received	--	247
Interest paid	(5,608)	(44,303)

Net cash used by operating activities	$(617,349)	$(91,431)

Cash flows from investing activities:
Capital expenditures	$(246,343)	$(41,903)
Proceeds from sale of assets	--	125,824
Employee advances	--	675

Net cash provided (used) by investing activities	$(246,343)	$84,596

Cash flows from financing activities:
Proceeds from stock issuance	$1,100,000	$--
Repayment of note payable	(45,829)	(5,000)

Net cash provided by financing activities	$1,054,171	$(5,000)

Net increase (decrease) in cash and cash equivalents	$190,479	$(11,835)

Cash and cash equivalents:
Beginning of period	64,674	55,760

End of period	$255,153	$43,925

Reconciliation of net loss to net cash used by operating activities:

Net loss	$(639,385)	$(349,418)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	$287,100	$335,332
Gain on sale of assets	--	(87,196)
Allowance for doubtful accounts	--	--
Impairment of intangibles	--	2,543
Fair value of stock warrants issued in exchange for services	3,362	--

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,558	77,956
(Increase) decrease in prepaid expenses	(1,287)	434
(Increase) decrease in deposits	--	7,832
Increase (decrease) in patents and trademarks	--	(778)
Increase (decrease) in accounts payable	(125,103)	(39,170)
Increase (decrease) in accrued expenses	(147,594)	(38,966)

Total adjustments	$22,036	$257,987

Net cash used by operating activities	$(617,349)	$(91,431)

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2004, Form 10KSB and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2004, contained herein.

The financial information included herein as of December 31, 2004, and for the three and nine month periods ended December 31, 2004 and 2003, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $17,109 and $13,024 as of December 31, 2004 and March 31, 2004, respectively.

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended December 31, 2004 and 2003, no computation of diluted EPS has been performed.

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

Stock-based compensation

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

Note C - Notes payable:

Notes payable consist  of the following:

	December 31 2004,	March 31, 2004

Note payable, 10% interest rate. Principal and accrued interest was payable on September 30, 2003. Convertible into shares of the Company’s common stock at a conversion rate of $2.00 of indebtedness per share of common stock.	$--	$36,500

Note payable, due in monthly installments of $1,217 including interest at 6% through March 1, 2007. Note is unsecured.	30,671	40,000

	$30,671	$76,500
Less current portion	13,120	49,041

	$17,551	$27,459

Interest expense charged to operations related to notes payable was $914 and $5,406 for the three months ended December 31, 2004 and 2003, respectively.

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

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note D - Common stock (continued):

Stock purchase warrants

At December 31, 2004, the Company had outstanding warrants to purchase 13,610,500 shares of the Company's common stock at prices which ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through May 18, 2009. At December 31, 2004, 13,610,500 shares of common stock were reserved for that purpose.

Common stock reserved

At December 31, 2004, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	13,610,500

Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	337,132

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	2,000,000

15,947,632

Note E - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2004	2003

Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.00% - 3.79%	2.28% - 4.13%
Expected life	2.5 - 5 years	2.5 years
Expected volatility	90% - 197%	165% - 191%

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note E - Proforma information related to employee stock options and warrants (continued):

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Net loss, as reported	$(317,680)	$(84,411)	$(639,385)	$(349,418)
Less total compensation expense determined under fair value based method for all awards, net of tax effects	(44,086)	(6,796)	(178,296)	(77,897)

Proforma net loss	$(361,766)	$(91,207)	$(817,681)	$(427,315)

Loss per common share:
As reported	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Proforma	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Note F - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2005. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2004:

Year ending
March 31,	Amount

2005	$62,096
2006	53,820
2007	53,820
2008	53,820
2009	40,365

$263,921

Total rent expense charged to operations was $17,124, $33,901, $45,746 and $51,975 for the three and nine months ended December 31, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-KSB for the fiscal year ended March 31, 2004. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

Our contracts in most instances are revenue sharing contracts whereby we in most cases provide all hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our sales force focuses on marketing our revenue sharing agreements and, to date, we are providing service to seventeen (17) wireless carriers nationwide. As of December 31, 2004, these seventeen contracts were generating revenues of approximately $68,000 per month from our primary product voice dial. The revenue sharing agreement is the primary method by which we intend to contract with customers to generate revenue going forward but with some services will require a licensing fee to initiate the service.

We have concentrated our efforts in searching for services that our current carrier customers and potential carrier customers would like to provide their customers. We determined that there was a growing trend in mobile entertainment. We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with most of these carriers customer service department and billing department that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform.

We have focused the last twelve months on converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantee’s of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

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

Failure to achieve these objectives could adversely affect our business, operating results and financial condition. Increased competition from other voice activated providers and the impact of voice activated dialing features available in cell phones can and have impacted our business.

Results of Operations

We recorded a net loss of $639,385 or $0.02 per share, for the nine-month period ended December 31, 2004, compared to a net loss of $349,418 or $0.02 per share, for the nine-month period ended December 31, 2003. For the three-month period ended December 31, 2004, we recorded a net loss of $317,680, or $.01 per share compared to a net loss of $84,411 or $.01 per share for the three-month period ended December 31, 2003.

Total Sales

Total revenue for the nine-month period ended December 31, 2004, was $747,297 compared to $1,292,230 for the nine-month period ended December 31, 2003. Total revenue for the three-month period ended December 31, 2004, was $204,249 compared to $373,724 for the three-month period ended December 31, 2003. Revenues in both the nine-month and three-month periods for both years consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services. The decrease of revenues reflects loss of subscribers in the company’s all bill program.

We anticipate that revenues from the sale of our services will grow very gradually throughout fiscal year 2005 and into fiscal year 2006 as we remarket our new suite of services in the service areas for the local telephone companies and cell phone companies which have already signed revenue sharing agreements.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2004 was $367,311 compared to $459,048 for the nine-month period ended December 31, 2003. Cost of sales for the three-month period ended December 31, 2004 was $122,926 compared to $128,186 for the three-month period ended December 31, 2003. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2004 were $1,078,336 compared to $1,292,599 for the nine-month period ended December 31, 2003. Selling, general and administrative expenses for the three-month period ended December 31, 2004 were $398,089 compared to $336,951 for the three-month period ended December 31, 2003. The decrease from 2003 to 2004, are due to decreases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2005, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the nine-month periods ended December 31, 2004 and 2003, software development costs capitalized were $ 195,517 and $ 14,123 respectively. The amortization of capitalized software development costs for the nine-month periods ended December 31, 2004 and 2003 was $ 62,958 and $ 107,676 respectively.

Other Income and Expense

During the nine month period ended December 31, 2003, the Company made a sale of equipment to two customers that generated one-time net revenue of $84,048. The company was also able to negotiate settlement of outstanding accounts payable for the periods ended December 31, 2004 and 2003 of $64,573 and $39,232 respectively.

Income Taxes

As of December 31, 2004, we had cumulative federal net operating losses of approximately $17 million, which can be used to offset future income subject to federal income tax through the fiscal year 2024. Net operating loss limitations may be imposed if changes in our stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2004 were approximately $255,153 an increase of $190,479 from $64,674 at March 31, 2004. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

On May 18, 2004, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we closed an offering of 220 units consisting of Fifty Thousand (50,000) shares of the common stock of the Company and a warrant to purchase Twenty-Five Thousand shares of common stock at a purchase price of $5,000 per unit for an aggregate of $1,100,000.

Our revenues are approximately $68,000 per month and we expect these to continue to rise slowly as we continue to deploy new customers and our current customers continue to provide services to their customers.

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

Future Obligations

We project our working capital needs to be $750,000 over the next six months for corporate overhead and equipment purchases to continue to deploy our services to carrier customers. Management does not believe that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance steady growth for the next six months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

Item 3. Controls and Procedures

1.
Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number          Exhibit Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Reports on Form 8-K

None

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

February 14, 2005	By:	/s/ Latif M. Nathani
Date		Latif M. Nathani
Chairman and Chief Executive Officer (Principal Executive Officer)

15