Form 10KSB
period 2005-03-31
PREFERRED VOICE INC
filed 2005-07-14
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894

PREFERRED VOICE, INC.
(Name of Small Business Issuer in its Charter)

Delaware	75-2440201
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6500 Greenville Avenue
Suite 570
Dallas, Texas	75206
(Address of Principal Executive Offices)	(Zip code)

214-265-9580
(Issuer’s Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange
NONE	on Which Registered
N/A

Securities registered under Section 12(g) of the Exchange Act:	NONE
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $912,599

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 24, 2005 was approximately $4,512,182. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 24, 2005, there were 29,815,826 shares of the common stock, $0.001 par value, of the registrant issued and 29,793,326 shares outstanding.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

Preferred Voice, Inc.

PART I	Page
Item 1. Description of Business	1
Item 2. Description of Properties	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9

SIGNATURES	23

-i-

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

Item 1: Description of Business

Background of the Company

We integrate and market enhanced services to phone companies, to complement their overall package of voice services. Our Global Application Platform (GAP) is designed as a best-in-class architecture that can be leveraged to provide additional services as they are developed. This base architecture supports a multi-switch/multi-vendor environment and a basic platform that can scale for a small regional carrier to a larger national carrier’s network. The GAP system successfully integrates both speech recognition and non-speech recognition applications within the same platform. The system is designed to utilize standard industry hardware and a microprocessor-based computing system, with a Windows 2000-series server operating system that fits into a standard rack that can be placed in the phone company’s switch room or can be remotely accessed through a telephony network.

We were incorporated in Delaware in 1992 under the name of Direct Connect, Inc. and began operations in the telecommunications industry under the name of Preferred Telecom, Inc. in April 1994. We began as a long distance telecommunications carrier with a variety of enhanced services; however, in February 1997 we sold a number of assets, including our end-user customer base to Brite Voice Systems, Inc. We have since focused on enhanced telephone services that feature speech recognition technology and end-user entertainment and personalization features. We believe that there are larger market opportunities in offering enhanced services to phone companies.

The Market and Market Strategy

Our current marketing efforts are focused on telecommunications providers, primarily cell phone companies. Greater marketing effort will address local telephone companies with subscriber bases of 10,000 and above, and competitive local exchange carriers, or competitive local telephone companies, in the future. The cell phone market has grown from approximately 69 million subscribers in 1998 to approximately 182 million subscribers as of December 2004, and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population. These companies are already offering some enhanced services to their subscribers, such as voice mail, call forwarding, call waiting and caller identification. In order to remain competitive, however, cell phone companies, local telephone companies, and competitive local telephone companies, need to provide their subscribers more enhanced services. We believe that our GAP system, with its unique variety of integrated services, provides a solution to satisfy this need.

Cell Phone Companies

Cell phone companies had an estimated 182 million subscribers nationwide at the end of December 2004. 2004 was the second highest growth year for wireless adoption. Wireless phones are now a mass-market consumer device with an overall wireless penetration rate of 60% of the U.S. population. We believe cell phone companies need to capitalize on this growth and that they want to differentiate themselves from each other to be competitive. Therefore, many are beginning to offer their subscribers enhanced services, including voice and picture messaging, e-mail reading, short message services, voice activated services, and personalized entertainment content.

Local Telephone Companies

The Federal Communications Commission (“FCC”) reported in December of 2004 in its report on “Local Telephone Competition” that as of June 30, 2004 there were at least 1,300 such telephone companies providing over 148 million of the approximately 180 million end-user service lines nationwide (carriers with under 10,000 lines in a state were not required to report to the FCC). Local telephone companies already have an existing subscriber base, and we believe that many desire to add enhanced service options to increase revenue and deter continued loss of subscribers to wireless competition. The FCC reported in its “Statistics of Communications Common Carrier” report for year ended December 31, 2003 that in 2003 alone, local telephone common carriers spent approximately $2 billion on upgrading to digital central office switches. These switches enable carriers to provide their subscribers the latest enhanced services. We believe that local telephone companies have begun and ultimately will utilize enhanced services such as ours to provide a host of services that not only provide voice services to their customers but might include entertainment and personalized features not commonly provided on fixed lines today.

Competitive Local Telephone Companies

As of June 2004, there were approximately 350 facilities based competitive local telephone companies nationwide, providing approximately 32 million end-user service lines nationwide. We, therefore, believe that the competitive local telephone market will provide a significant marketing opportunity over the next two years.

Our Market Strategy

We utilize direct mail and personal sales calls to contact and market our GAP system and services to phone companies in the markets we have targeted. We initially begin our efforts with a direct mail piece that introduces our suite of services and addressed the current trends in consumer adoption. We then follow up with personal sales calls. We utilize trade shows as a means to present our product and to network with our potential customers—cell phone companies, local telephone companies and competitive local telephone companies.

The principal elements of our strategy to achieve a leading position in the telecommunications enhanced services market are as follows:

•
Target Tier II and Tier III carriers. We believe that our experience in providing enhanced services positions us strongly in carrier markets of less than 20 million total subscriber bases. Our ability to interconnect with various types of switches and billing formats gives us the opportunity to serve carriers in both the wireless and wireline market.

•
Continue to enhance our phone company customer relationships. We consider our relationships with our phone company customers to be strategic. Our long-term revenue sharing agreements allow us to plan a joint, strategic deployment of services to a contracting phone company’s subscribers.

•
Develop strategic alliances. We are working to establish strategic relationships with other companies around the nation to broaden our services and provide our customers with additional speech and non-speech services that we do not currently provide. Our hosted network approach has allowed us to centralize operations and provide services to numerous phone companies from one location eliminating the need for our equipment to be collocated at each phone company’s site.

•
Technological enhancements. We believe that we provide high quality, reliable enhanced services to consumers through phone companies. We intend to continue to develop services that we believe will enhance the services we are already providing or for which we believe there is a viable market.

Primary Market

Cell Phone Companies. Of the approximately 700 cellular telephone markets in the United States, there are approximately 400 rural service areas and 300 metropolitan service areas that have multiple cell phone companies serving the same markets. Cell phone companies are the primary market in which we have focused our marketing efforts, offering these phone companies a revenue sharing opportunity. We focus on these markets because the phone companies in these markets have an existing subscriber base.

We believe that our revenue sharing agreements whereby we provide service equipment at or below cost and then share revenues generated from the different services provided by the carrier to their subscriber base is a cost effective way for phone companies to provide enhanced services.

The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the GAP system’s enhanced services. However, our GAP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company’s sales force and customer service staff. As of June 24, 2005, we are providing enhanced services to fourteen carrier’s subscribers and generating revenues for the cell phone companies and us.

Standard Company Contract. We use a substantially similar form of software license agreement and marketing agreement with each of our carrier customers. The software license agreement grants each contracting phone company a license to use our software and all subsequent improvements to the software in the carrier’s local calling areas. We retain title to the software and require that those who contract with us keep all information related to the software confidential. The term of our software license agreement coincides with that of our marketing agreement.

Our marketing agreements have provisions to remain in effect for up to ten years. Most of our agreements are for an initial five year term which automatically renews unless cancelled by either party on 60 days’ notice prior to the anniversary date of the agreement after the initial term. In our marketing agreement, we agree to initiate service after a testing period by which the carrier can evaluate the service within its network. If we are unable to cure any material deficiency of the service then either we or the contracting phone company may terminate the contract on thirty (30) days’ written notice. If neither notice of problems nor an acceptance certificate is provided to us by the end of the phone company’s thirty (30) day testing period, then the contracting phone company is deemed to have accepted the GAP services.

The agreement provides for revenue sharing in which the split ranges from seventy percent (70%) to thirty percent (30%) depending on the service and the amount of revenue obtained by the phone company through sale of our services to their subscribers. The cell phone company pays us either a percentage of the revenues received from the phone company’s subscribers for the services we offer in that area or a minimum amount for each of its subscribers subscribing to our services.

Once the participating carrier has accepted the services, it must use its best efforts to promote the sale of our services and applications to its subscribers. The contracting local telephone companies and cell phone companies are responsible for billing and collection on the services, but we and those with whom we contract jointly agree on the pricing of those services. The phone companies with whom we contract agree that they will not install any system, for testing or otherwise, that competes with our GAP services in the area designated under the marketing agreement. We agree to provide marketing materials, technical support and training to our partners and their personnel. We also provide in the marketing agreement that we may provide services directly to our own subscribers in the contracting phone companies’ designated areas. Our marketing agreements are subject to termination by either party on standard events of default, such as breach of the agreement or insolvency.

Opt-Out Contract for Voice Activated Dialing. Through May of 2003, many of our contracts provided for the phone companies to put their entire subscriber base onto the GAP system’s voice activated dialing service. After receiving the service, any of the company’s subscribers may elect not to continue the service, effectively “opting out” of the voice activated dialing service program. However, for those subscribers that do not "opt-out," the contracting cell phone company will typically pay us fifty percent (50%) of all revenue generated from such service, but the company must typically pay us the greater of $1.00 per subscriber per month for the Voice Activated Dialing service or fifty percent (50%) of the revenue generated from the voice dialing service, as part of the revenue share arrangement for the service. The fifty percent (50%) revenue share split differs from the standard agreement in which the split ranges from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale to their subscribers.

Secondary Markets

We signed Master Distributor Agreements with several companies to market our services directly to the end user. The form of master distributor agreement that was signed by all participating master distributors allows the distributor to market and sell our system services directly to the end user and through other distributors whom the master distributor is to identify. We may authorize other distributors in the master distributor’s market area, but we agree to direct those distributors to work with the master distributor, who pays a fee to acquire the right to sell our services in a specific market. We initially provided the master distributor with commissions for accounts acquired based upon the revenues billed and collected for such accounts. In 2002, we converted these agreements to wholesale agreements whereby the master distributor acquires the end-user, bills and collects from the end-user and pays us a set fee per end-user.

Our Product and Services

The Platform

The Global Application Platform (GAPSM) is a unified platform integrating telecommunications applications, subscriber web interfaces, billing and provisioning interfaces, and intelligent networking technology. The GAP system can be integrated with a variety of switches from manufacturers including Nortel, Lucent, Motorola, Ericsson, and others. Voice channels on the GAP can operate with T1 and E1 trunks or higher density links. Signaling and call control are accomplished using SS7, AIN/WIN, CAMEL, RLT, IS-41, ISDN PRI 2 B-Channel Transfer, and traditional signaling methodologies. The GAP system can be collocated at a carrier switch site or services can be provided through out hosted network system located in Allen, Texas. To facilitate the integration of services offered over the network with a carrier’s existing infrastructure, we have developed several call management and subscriber maintenance programs. Our call management program provides for the collection, analysis and reporting of call data by service offering. This data can be used to provide the carrier and service provider with information regarding empirical user trends, network usage and service functionality, all of which are necessary to the parties’ technical and marketing analysis of the network services

The Services

In September of 2004 we introduced our newly web enabled suite of services that we call My Phone Services Suite. Our bundled service suite was designed to address the growing trend to personalize all aspects of telecommunications. The suite has a core network based address book that is integrated with such services as Rockin’ Ringback, RemindMe, Push-2-Connect, SmartLine, and Voice Activated Dialing. According to Strategy Analytics, the personalization sector will command 8% of the global data revenues of $189 billion by 2009. These products are continuously being added to or improved to include elements that improve the subscriber’s experience. The bundling feature of the suite was created to address the fact that no one application will work for all subscribers. Each subscriber will prefer and utilize various features of each application differently. The applications can be customized, combined, and configured to meet each carrier’s needs.

Rockin’ Ringback™  This service allows you to entertain callers while they wait! Rockin’ Ringback™ lets subscribers send a message through music - before a call is even answered. This network-based service allows subscribers to replace the familiar ‘ring, ring’ that callers normally hear with a popular song, personalized message or even an advertisement. Ringbacks can be specified by caller, group, and by time of day. The service includes an integrated store where subscribers shop from hundreds of tunes created especially for ringback use.

Push-2-Connect™Application that provides for reservationless conferencing on-demand. Seamless integration with the user’s network address book allows for customized grouping and naming conventions so that multiple contacts can be dialed simultaneously.

Voice Activated Dialing Speech recognition service that may be accessed by a telephone subscriber that allows the subscriber to speak a name, number or location from his or her personal directory or a common directory. The system then routes the call to the appropriate party. There is also an option for the disabled to access the system. By lifting the receiver or turning on the speakerphone and waiting three seconds, the telephone switch will automatically activate the system, and the system will prompt the subscriber to speak a name, number or location to be dialed.

Smart Line This application allows a subscriber to receive calls at any phone. The subscriber must notify the VIP system of a change in his or her location by giving it voice commands. A name from the subscriber’s voice dialing directory can be used as the new “locate” phone number. Incoming calls for the subscriber are routed to the pre-programmed “locate” phone number. That phone number can be either local or long distance, as required. The Smart Line may also be used to screen calls allowing the subscriber to take the incoming call or forward it to voice mail.

Remind Me This application allows the subscriber to schedule a message that is delivered to the subscriber on a predetermined date and time on a one time or recurring basis.

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

Content Suite This service provides for the download of games, graphics, picture messaging and polyphonic and monophonic ringtones to consumers phones.

Competition

The enhanced services market is competitive and marked by rapid technological innovations. We expect competition to continue to increase as wireless, local, and competitive local telephone companies seek to offer their customers, the subscribers, enhanced services and to distinguish themselves from other phone companies. Many of our current competitors have longer operating histories, greater name recognition, established subscriber bases and substantially greater financial, technical, marketing, sales and other resources than us. We believe that the principal factors affecting competition in the enhanced services market are ease of use, overall technical performance, price and reliability. The market for our products and services is constantly evolving, and we may not be able to compete successfully against current and potential future competitors.

Major competitors in the ringback service arena are WiderThan, a subsidiary of SK Telecom, NMS, Alcatel, Comverse Technologies, Lucent, and Intervoice. Even though we are much smaller and have substantially less resources than these other providers we believe we have competitive viability with carriers because we were the first provider of a ringback service in the United States.

Some of our competitors in speech driven services are Sprint Corporation, BeVocal, TellMe, Comverse Technologies, One Voice Technologies, Glenayre Electronics, Inc. and Ztel. All of these companies provide directory driven speech services in varying but similar form.

Customer Service

We train contracting phone companies’ customer service employees to be able to answer standard questions related to the varying services we provide through the GAP system, from product selection to individual product help. We assist contracting phone companies if there are problems with the GAP system platform through our technical support team. We have a 24 hour, 7 day a week technical support line for the customer service representatives or other employees of phone companies who contract with us to call with service questions. In addition, all our systems are fully redundant, but in the case of a component failure back-up components, such as the Dialogic cards that help operate the system, are inventoried for overnight shipment and replacement. We believe that this high level of customer service and technical support will help us market the system to a greater number of telephone companies.

Employees

As of June 24, 2005, we had 13 full time employees and 1 part time employee. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees.

Patents, Trademarks and Copyright

The Preferred Voice name and logo, the GAP system, the SAM peripheral and the names of products and services we offer are trademarks, registered trademarks, service marks or registered service marks that we own. We rely on a combination of trade secret, copyright and non-disclosure/confidentiality agreements to protect our proprietary rights in our software and technology. There can be no assurance that such measures are or will be adequate to protect our proprietary technology. Furthermore, there can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Our software is licensed to contracting phone companies under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of our products will be difficult, and any significant piracy of our products could materially and adversely affect our financial condition and results of operations.

We are not aware that any of our software products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim that we have infringed on their proprietary rights with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims. Any such claims, with or without merit, could be time-consuming, result in costly litigation, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms we find acceptable, which could have a material adverse effect on our business, results of operations and financial condition.

We have received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Preferred Voice, Secure Card, Use Your Voice, BusinessConnect and Safety Talk. We have received notice of allowance on our U. S. Patent Application “Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End”.

We have applied for patents on our Voice Integrated Platform and Method of Operation Thereof, Voice Integrated Platform and Method of Operation Thereof with Release Links, Group Plan Manager, and Method of Customizing In-band Signaling for a Communication in Progress, a Method of Identifying a Subscriber to a Calling Party and a Tone Sequence Applicator Employing Either Method. We have applied for trademarks related to our Push2Connect and Rockin’ Ringback services. We have not yet received confirmation of issuance of such patents or registration of such trademarks.

Core Technology and System Enhancement

We have spent the last seven years developing and enhancing our proprietary software in conjunction with differing hardware platforms and development of switch integration to create our GAP system. We estimate that we have spent approximately $435,000 during the last two fiscal years in direct core technology enhancement. We continually evaluate and adjust our GAP system. The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services. In the past two fiscal years we achieved the conversion to our high-density database structure that will allow for a very efficient and scalable network based service deployment platform, we completed the integration of web-enabled services in our My Phone Services Suite, and we deployed the first ringback service through a telephony carrier in the United States. We currently have eight employees in our software/hardware development and deployment department.

Certain Risk Factors Related to Our Business

Decline in Voice Activated Dialing Customers.

We are experiencing declines in revenues from our voice dial service primarily due to acquisition activity of our carrier customers by carrier companies that do not want to continue to provide voice dial and are phasing the service out as they convert the end user subscribers to their networks. We are yet to derive enough revenue from our services to meet our monthly operating needs and we no longer believe that the voice dial product alone can provide us with sufficient revenues to meet such requirements. We therefore are dependant upon our ability to contract with carrier companies for our new My Phone Services Suite line of service that we only began to market in October of 2004. Accordingly, we have a limited sales history upon which our business and prospects may be evaluated based upon this new service offering. One should consider our prospects in light of this risk. Some of the risks and difficulties we face are reliance on the few phone companies with which we have current deployment of our services; creating recognition and widespread acceptance of our new service offering; significant capital outlays related to deployment of our services prior to recognition of any revenue; reliance on significant equity investment to continue operations; and the need to retain key management and software development personnel in a competitive labor market. Our inability to address these risks and difficulties could harm our business.

Our limited funding may restrict our operations and our ability to implement our strategy, and the availability of additional resources is uncertain.

Our business model requires us to devote significant financial resources to the continued enhancement and maintenance of our GAP system and integrated applications. If we are not able to successfully manage our existing resources or to secure additional funding and other resources in a timely manner, our ability to successfully provide these services and applications and to generate sufficient revenues will be restricted.

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

Our ability to continue to compete in the enhanced services market and grow our business is dependent in large part on a number of key senior management, senior software developers and engineers, and sales employees. We do not have written employment agreement with any of our executive officers, key technical or managerial personnel. See “Executive Compensation—Employment Agreements.” The loss of any of our key employees’ services could have a negative effect on our ability to grow and achieve profitability.

Our ability to generate revenue could be negatively affected if we, and those who contract with us, are unable to create a large enough market for the services we offer through our GAP system to justify the expenditures we need to make to implement and continue to enhance such services.

Our business model depends on our ability to derive revenue from our revenue sharing contracts which allows contracting phone companies to sell the applications of our GAP system platforms to their subscribers. As a result, our future financial performance will depend in large part on the continued market acceptance of our enhanced services and primarily our new entertainment applications, our ability to market additional applications of our GAP system software and our ability to adapt and modify the GAP system to meet the evolving needs of phone companies who use our system. Revenues from our GAP system services depend in part on the generation of significant numbers of subscribers. It is uncertain whether we or our phone company customer will be able to develop and maintain at reasonable cost a significant subscriber base for our services. Competition and consumer adoption make the life cycle of our products and services difficult to estimate. The failure of our services to gain widespread acceptance, whether as a result of competition, technological change or otherwise, could have a material adverse effect on our ability to generate revenue and our business could be harmed.

If we fail to continue to attract and retain strategic relationships with phone companies who provide the medium through which we market our services and service subscribers, we may be unable to sell our services and generate revenues, and our business could be harmed.

We will continue to distribute our services through phone companies. The effectiveness of generating subscriber sales from strategic relationships with phone companies is dependent on the marketing and sales efforts of those phone companies with whom we contract, and their dedication of resources to providing new innovative products and enhanced services to their subscribers.

In addition, we cannot provide any assurance that we will be able to effectively manage potential conflicts in our strategic relationships, that economic conditions or industry demand will not adversely affect the phone companies with whom we contract or that such phone companies will not devote greater resources to market and support the services of other companies. Our future performance also will depend in part on our ability to attract additional phone companies that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products or services. We also rely on phone companies to provide their subscribers who utilize our services customer support for our services. If those phone companies fail to provide adequate customer support, their subscribers who subscribe to our services could cease using our services which could harm our customer goodwill, adversely affect our ability to sell our services, and, therefore, impair our ability to generate revenue.

We rely on our intellectual property rights to our proprietary technology, however, protection of our intellectual property rights is uncertain and could be costly.

Our success depends to a large extent upon our proprietary technology. We regard our software applications as proprietary and rely primarily on a combination of contract, copyright, trademark and trade secret law to protect our proprietary rights. We have no patents on our products currently in commercial use, although we are in the process of applying for patents and registering trademarks on several of our products and service applications. The source code for our proprietary applications is protected by trade secret and copyright laws. It is our policy to enter into confidentiality agreements with our employees to protect our software, documentation and other written materials under trade secret and copyright laws.

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

The sales cycle for the closing of one of our revenue sharing agreements is generally six months but may be shorter or longer depending on the size and complexity of the phone company customer and such customer’s telecommunications network. We may spend significant time educating and providing information to prospective phone company customers regarding the use and benefits of our services. During this education period, we may expend substantial sales, marketing and management resources.

After we sign a revenue sharing agreement with a contracting phone company, it may take substantial time and resources to deploy and integrate our software and hardware into contracting telephone companies’ existing systems. Our current average time from signing of a contract to deployment is approximately four months. Our agreement specifies acceptance criteria, and we do not recognize service revenue until each installation is accepted and services are provided and billed to the phone company’s subscribers. In the case of carriers who have signed our “opt-out” contracts, those carriers do not charge subscribers for the first month of service in order to provide the subscribers with the opportunity to opt out of the Safety Dialing service. Therefore, we will not recognize any revenue from the first month of service we provide under the “opt-out” contracts. See “Business—Opt-Out Contract.” We also have in the past and may in the future experience other unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles makes it difficult to predict the quarter in which revenue recognition may occur and may cause service revenue and operating results to vary significantly from period to period. These facts could cause our stock price to be volatile or to decline.

Our Marketing Agreements allow contracting phone companies to reject the GAP system after installation and testing is completed and are generally terminable after five years.

Our Marketing Agreements allow contracting phone companies to reject the GAP system after installation and testing is completed if they provide us with written notice of problems revealed to the phone company in its testing period. These agreements also allow either us or the participating phone companies to terminate the contract on thirty (30) days’ written notice if we are unable to cure any material deficiency of the GAP system within thirty (30) days of when we commence testing. If a number of the local telephone companies and cell phone companies with whom we have contracted choose to reject the GAP system, our business, financial conditions and results of operations could be materially and adversely affected. In addition, our marketing agreements are generally terminable on sixty (60) days notice after three (3) to five (5) years. If a number of telephone companies choose to terminate the agreements at that time, our revenues would substantially decline and results of operations could be substantially harmed.

Certain Risks Related to Our Industry

The market for our services may not continue to develop, which would substantially impede our ability to generate revenues.

Our future financial performance depends in large part on growth in demand for our enhanced services. If the market for enhanced services and applications does not develop or if we are unable to develop other enhanced services capable of capturing a significant portion of that market either directly or through the phone companies with whom we contract, our revenues and our results of operations will be adversely affected.

The market for enhanced services including speech recognition services is still evolving. Negative consumer perceptions regarding reliability, cost, ease-of-use and quality of speech-based products affects consumer demand and may impact the growth of the prospective phone company market. In order to achieve commercial acceptance, we will have to continue to educate prospective phone company customers about the uses and benefits of our services in general and our GAP system. As a result, we cannot guarantee that the market for enhanced service applications will grow or that consumers will accept any of the services or applications provided through our GAP system platform.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending March 31, 2005 and March 31, 2004. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2004	HIGH	LOW
1st Quarter	$0.16	$0.06
2nd Quarter	$0.16	$0.05
3rd Quarter	$0.12	$0.055
4th Quarter	$0.11	$0.076

Fiscal 2005
1st Quarter	$0.33	$0.09
2nd Quarter	$0.18	$0.13
3rd Quarter	$0.25	$0.11
4th Quarter	$0.18	$0.10

On June 24, 2005, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.18.

As of June 24, 2005, there were approximately 650 holders of record of the Common Stock. We believe the number of beneficial owners is substantially greater than the number of record holders because brokers for the benefit of individual investors hold a significant amount of outstanding common stock in street name.

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
On November 22, 2002, we issued Richard K. Stone a warrant to purchase 55,000 shares of our common stock at an exercise price of $1.25 per share on or before November 22, 2006 related to his position as an officer and employee of the company.

On March 31, 2004 we issued 200,000 shares of our common stock and a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.10 per share on or before December 31, 2005 to Landgem Office I Ltd, the Company’s landlord, in exchange for an amendment to the Company’s office lease agreement whereby the Company gave back 7,176 rentable square feet of office space and the landlord forgave $20,890.52 of past due rent.

On May 18, 2004 we issued a number of warrants to employees related to their employment contribution during fiscal year ended March 31, 2004. We issued each of Tom Sanders, Dipen Patel, Bobby Clark, Jr., and Monica Bareis a warrant to purchase 50,000 shares of our common stock and Stacey Nelson a warrant to purchase 25,000 shares of our common stock at an exercise price of $.12 per share to be exercised on or before May 18, 2009.

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

On March 31, 2005, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000.00, and 50,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.12. The convertible notes bear simple interest at 6% per annum payable on each March 31, commencing March 31, 2006 and on each conversion date. Each investor has the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share is initially $0.10, but is subject to customary adjustments for stock splits, stock dividends, reclassifications and similar transactions. In addition, the conversion price of the convertible notes will be adjusted in the event that the Company issues any common stock, including securities convertible into common stock and options or warrants to purchase common stock, at a price of less than $0.10 per share. No conversion may take place until such time as the Company receives shareholder approval for increase in its authorized shares equal to or above 65,000,000 shares. The unconverted amount, if any, of the convertible notes is payable in full on March 31, 2008. We issued an aggregate of 4,875,000 common stock purchase warrants exercisable until five years from the initial closing date at an initial exercise price of $0.12 per share. The exercise price of the warrants is subject to adjustments similar to those applicable to the convertible notes. The investors’ accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor’s subscription agreement for the units purchased in the offering and we filed a Form D with the SEC and in those states where such filing was required. T.R. Winston & Company Incorporated acted as placement agent in connection with the sale of the Units and was granted warrants to purchase a number of shares of the Company’s $.001 par value common stock equal to five percent (5%) of the total funds raised in the offering, exercisable for five years thereafter at $.12 per share. The company is required to file a registration statement on the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants if at least a majority of the units requests it and more than 55% of the securities are included.

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

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following description of “Management’s Plan of Operation” constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect”, “estimate”, “anticipate”, “predict”, “believes”, “plan”, “seek”, “objective” and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations are discussed in detail in Item 1 above. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

The following discussion should be read in conjunction with the Financial Statements, including the notes thereto.

Overview

We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. Since June of 1997, we have focused on the development, testing, and deployment of voice activated telecommunications services that would allow any consumer the ability to “dial” their calls using their voice. In this last fiscal year we developed and deployed two service applications that do not utilize voice recognition and will continue to evaluate each product and the incorporation of voice in each product as it is developed.

We currently provide services through two distribution channels master distributors and telecommunications carriers. Our telecommunications distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. We have service deployment in Miami, Florida, with a master distributor but to date revenues generated from that channel have been minimal.

Our contracts in most instances are revenue sharing contracts whereby we provide hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our sales force focuses on marketing our revenue sharing agreements and, to date, we are providing service to fourteen (14) wireless carriers nationwide. As of March 31, 2005, these fourteen contracts were generating revenues of approximately $52,000 per month from our primary product voice dial. The revenue sharing agreement is the primary method by which we intend to contract with customers to generate revenue going forward.

We have concentrated our efforts in searching for services that our current carrier customers and potential carrier customers would like to provide their customers. We determined that there was a growing trend in mobile entertainment. We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of June 24, 2005 we had one carrier customer providing My Phone Services Suite service in their marketplace, one customer anticipating launch in late second quarter, and two carriers in test phase on the ringback service.

We have focused the last twelve months on converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

The implementation of our business plan is subject to risks inherent in the establishment and deployment of technology. We believe our services are services that any consumer who uses a phone can utilize. Our services are generic to cell phone users as well as land line users, children as well as adults. In order for us to succeed, we must:

•	secure adequate financial and human resources to meet our requirements, including adequate numbers of technical support staff to provide service for our phone company customers;
•	establish and maintain relationships with phone companies;
•	make sure the GAP system works with the telephone switches of all of the major manufacturers;

•	achieve user acceptance for our services;
•	generate reasonable margins on our services;
•	continue to deploy and install GAP systems on a timely and acceptable schedule;
•	respond to competitive market developments;
•	mitigate risk associated with our technology by obtaining patents and copyrights and other protections of our intellectual property; and
•	continually update and add to our product offerings to meet the needs of consumers.

Failure to achieve these objectives could adversely affect our business, operating results and financial condition. Increased competition from other providers of similar services and the impact of features available in cell phones can and have impacted our business.

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

We recorded a net loss of $998,354, or $.04 per share, for the fiscal year ended March 31, 2005, compared to a net loss of $326,937, or $.02 per share, for the fiscal year ended March 31, 2004, and a net loss of $1,251,953, or $.07 per share, for the year ended March 31, 2003. The decreased loss from fiscal year end 2003 to 2004 was a result of our efforts to reduce excess capacity in our network facilities and general overhead during our product and architecture upgrade. The increase in loss experienced from fiscal year end 2004 to 2005 was due to reduced revenues and increased market activity related to introduction of our new product suite.

Total Revenue

Total revenue for the fiscal year ended March 31, 2005 was $912,599 compared to $1,631,785 and $2,124,876 for the fiscal years ended March 31, 2004 and 2003 respectively. The decrease of revenue reflects loss of subscribers in our opt-out program. Of the revenues booked for each fiscal year end, 99% was generated from revenue sharing agreements, and 1% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”.

We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate gradually in the fiscal year ending March 31, 2006. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2005 was $479,068 compared to $517,304 and $761,185 for the fiscal years ended March 31, 2004 and 2003, respectively. For the fiscal year ended March 31, 2005, 100 % of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance. For the fiscal year ended March 31, 2004, 90% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 10% was for voice activated dialing market awareness programs in carrier customer territories. For the fiscal year ended March 31, 2003, 85% of the costs were for network infrastructure, such as collocations, connectivity, system access, and long-distance and 15% was for voice activated dialing market awareness programs in carrier customer territories. We believe costs of sales for network infrastructure will continue to remain steady through the next fiscal year as we utilize current capacity but will increase gradually if and when new customers are added.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2005 were $1,490,377 compared to $1,597,665 and $2,805,827 for the fiscal years ended March 31, 2004 and 2003, respectively. The decrease from 2003 to 2004 and then again from 2004 to 2005 was from an overall reduction in excess network and lease facilities.

We expect that selling, general and administrative expenses will increase slightly through the fiscal year ending March 31, 2006, as we do have overhead expansion needs necessary to increase our sales, marketing and development activities.

Core Technology Enhancements Software Applications and Hardware

We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have accumulated costs of $1,264,836 for enhancement of our core software and hardware technology as of March 31, 2005 in comparison to $994,199 as of March 31, 2004. The increase in expenditures is due to the continued enhancement of our core technology.

Extraordinary Items

We have recognized income from the extinguishment of debt and negotiated vendor settlements of $64,573 $90,098, and $230, respectively, for the fiscal years ended March 31, 2005, 2004, and 2003. The Company settled a lawsuit on November 18, 2002 that required the company to pay $150,000 to KMC Telecom Holdings, Inc. a former customer. We have recognized $342,579 of previously deferred revenue related to the customer’s deposit.

Income Taxes

As of March 31, 2005, we had cumulative federal net operating losses of approximately $17.9 million, which can be used to offset future income subject to federal income tax through the fiscal year 2025. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2005 were $1,135,164, an increase of $1,070,490 from $64,674 at March 31, 2004. The Company has relied primarily on the issuance of stock, debentures and warrants to fund its operations since January of 1997 when we sold our long-distance resale operation.

Net cash used for operating activities was $706,908 for the year ended March 31, 2005 compared to $55,328 for the year ended March 31, 2004. Net cash used for investing activities was $270,638 for the year ended March 31, 2005 compared to cash provided by investing activities of $77,742 for the year ended March 31, 2004. Net cash provided by financing activities was $2,048,036 for the year ended March 31, 2005 compared to net cash used by financing activities of $13,500 for the year ended March 31, 2004.

On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000.00, and 50,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.12 for an aggregate of $975,000.

On May 18, 2004, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we closed an offering of 220 units consisting of Fifty Thousand (50,000) shares of the common stock of the Company and a warrant to purchase Twenty-Five Thousand shares of common stock at a purchase price of $5,000 per unit for an aggregate of $1,100,000.

We began collecting revenues from our revenue sharing agreements in January of 2001. These revenues are approximately $52,000 per month and we expect these to remain at approximately that level until we deploy additional products into the marketplace.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Obligations

We project our working capital needs to be approximately $1,200,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy our services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If further funding is required, and we are unable to secure such funding, we would be forced to rely on existing cash and cash from operations which would greatly impact our ability to complete our product development and product rollout until such time as necessary funds are secured.

Item 7. Financial Statements

PREFERRED VOICE, INC.
FINANCIAL STATEMENTS
MARCH 31, 2005, 2004 and 2003

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 8A. Controls and Procedures

1.    Evaluation of disclosure controls and procedures. As of the end of the reporting period, March 31, 2005, we carried out an evaluation, under the supervision and with the participation of Chief Executive Officer, who also acts as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

2.    Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended March 31, 2005 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The Board of Directors currently consists of five (5) people. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name and Business Address	Age	Office	Year First Elected Director
Mary G. Merritt	48	Director, Chief Executive Officer, Executive Vice President-Finance and Secretary/Treasurer	1994
G. Ray Miller	65	Director	1994
Scott V. Ogilvie	51	Director	2000
Latif M. Nathani[1]	37	Director	2004
Todd Parker	41	Director	2005
Bernard F. Bareis	44	Vice President and Chief Technology Officer	N/A

[1]	Mr. Nathani was our Chief Executive Officer from May 14, 2004 until February 21, 2005.

Ms. Merritt is a founder of Preferred Voice and has been a director since May 1994. She has served as Chief Executive Officer since February 2005, Chief Operating Officer from May 2004, and has served as Executive Vice President - Finance and Secretary/Treasurer since inception. She served as President of Star of Texas, Inc., from 1989 to May 1994. She also served as Controller of United Medicorp for several months during 1992. Ms. Merritt is a certified public accountant and was employed by Ernst & Whinney from 1981 to 1989.

Mr. Miller is a founder of Preferred Voice. He has served as a Director of the company since May 1994; he was Chief Executive Officer from June 1994 until June 2002 and President from April 1997 to May 2001. Previously, Mr. Miller founded United Medicorp Inc. in 1989 and served through February 1992 as Chairman of the Board and Chief Executive Officer. United Medicorp is a publicly-held corporation which manages medical insurance claims. Prior to that, Mr. Miller served in executive capacities with International Telecharge, Inc., an operator services company; Automatic Radius Management, Inc., a security alarm service company; and U.S. Telephone, Inc., a long distance carrier.

Mr. Ogilvie was elected as a director of Preferred Voice in February 20, 2000. Mr. Ogilvie is a Managing Director with Capital Investment Company and has been so since September of 2000. From January 1998 to 2000, Mr. Ogilvie was employed by Classic Residence by Hyatt as Managing Director of Development-Western Division. From 1993 through 1998, Mr. Ogilvie was a partner in the John Buck Company, a full service real estate brokerage, development and property management company.

Mr. Nathani has served as a Director of the company since May 2004; he was Chief Executive Officer from May of 2004 until February of 2005. Prior to joining Preferred Voice, Mr. Nathani served as Director of Marketing and Business Development for the Natural Interactive Services Division of Microsoft Corporation where he co-founded the Systems Management Server product group and the Speech products business group. He also had the unique experience of being an engineer on the Windows NT 3.1 team and a marketer in the Microsoft Office 95/97 team. Before Microsoft, Nathani founded the successful eMemories.com that was later acquired by eCompanies.

Mr. Parker was elected as a Director of the company on March 31, 2005. Mr. Parker is a Managing Partner with Hidden River LLC, a merger and acquisition firm specializing in the wireless industry, and has been so since 2002. From early 2000 until early 2002, Mr. Parker was founder and CEO of HR One, a human resource software business. Prior to that, and from 1989 until 2000, Mr. Parker held various management positions at AirTouch Communications/Pacific Telesis.

Mr. Bareis joined Preferred Voice in March of 2003 and is currently serving as Vice President and Chief Technology Officer bringing over 20 years experience in multidisciplinary expertise in engineering and operations for data and voice communications technology companies. From June of 1998 to July of 2000 Mr. Bareis was Vice President of Engineering and Operations for PremiseNET, Inc., a company that developed IP-based telecommunications switching and routing products and interactive voice response systems. From there and until February of 2002, he was Vice President and General Manager of Mayan Networks, Inc., a company that developed optical communications switching and multiplexing equipment. From February of 2002 until his joining Preferred Voice, Mr. Bareis owned his own telecommunications consulting service business.

We are not aware of any “family relationships” (as defined in Item 401(c) of Regulation S--B promulgated by the SEC) among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Except as set forth above, we are not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the SEC) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the company.

Item 10. Executive Compensation

The following tables set forth the compensation paid by the Company to certain executive officers during the fiscal years ended March 31, 2005, 2004, and 2003.

Annual Compensation

Long Term Compensation
Name/Principal Position	Year Ending March 31	Salary		Bonus	Other Annual Compensation	Securities Underlying Options Warrants Granted

Mary G. Merritt Chief Executive Officer, EVP - Finance	2005 2004 2003	$ $ $	99,430 89,250 105,750	― ― $250	― ― ―	300,000 150,000 54,000
Bernard F. Bareis Vice President and Chief Technical Officer	2005 2004 2003	$ $ $	129,375 125,000 5,208	― ― ―	― ― ―	250,000 150,000 ―
Latif Nathani[1]	2005		$127,500	―	―	3,000,000

[1]	Mr. Nathani was our Chief Executive Officer from May 14, 2004 until February 21, 2005.
[2]	No other stock options or convertible securities were granted to the aforementioned executive officers during the fiscal years ended March 31, 2005, 2004, and 2003.

Option/SAR Grants in Fiscal Year 2005

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted toEmployees in Fiscal Year[1]	Exercise or Base Price ($/Sh)	Expiration Date
Mary G. Merritt	100,000	8.7%	$0.12	4/2/2009
Bernard Bareis	150,000	13%	$0.12	4/9/2009
Latif Nathani[2]	―	―	―	―

1	Based on a total of 1,150,000 shares underlying options issued during the fiscal year ended March 31, 2005.
2	Mr. Nathani was our Chief Executive Officer from May 14, 2004 until February 21, 2005.

Aggregated Option Exercises in Fiscal Year 2005 and March 31, 2005 Option Values

	Shares Acquired	Value	Number of Securities Underlying Unexercised Option at March 31, 2005 (#)		Value of Unexercised In-the-Money Options at March 31, 2005 ($)[1]
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Mary G. Merritt	208,333	0	145,667	0	$24,763	--
Bernard Bareis	--	--	300,000	0	$51,000	--
Latif Nathani[2]	--	--	--	--	--	--

1	Fair market value of the common stock is based upon the average of the closing bid and asked prices as reported by the OTC Bulletin Board for March 31, 2005.
2	Mr. Nathani was our Chief Executive Officer from May 14, 2004 until February 21, 2005.

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,618,667	$0.12	183,000
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	1,618,667	$0.12	183,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the close of business on June 24, 2005, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or “group” (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 24, 2005.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage
G. Ray Miller (3)	328,204	1.09%
Mary G. Merritt(4)	2,256,213	7.40%
Latif Nathani(5)	756,000	2.47%
Scott Ogilvie(6)	190,000	*
Todd Parker(7)	875,000	2.92%
Bernard F. Bareis(8)	554,000	1.83%
Leslie Melzer(9)	2,571,500	8.4%
Paragon Ranch, Inc.(10)	2,012,500	6.62%
JMG Capital Partners, L.P.(11)	4,426,584	14%
JMG Triton Offshore Fund Ltd.(12)	4,423,584	13.99%
J. Steven Emerson(13)	6,361,000	19.46%
Bristol Investment Fund, Ltd.(14)	2,549,000	8.26%
G. Tyler Runnels(15)	4,313,155	13.39%
All Directors and executive officers as a group (six persons)(16)	5,186,191	16.41%

*	Less than one percent (1%).
1)
SEC rules provide that, for purposes hereof, a person is considered the “beneficial owner” of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his/her/its economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

2)
Based on 29,815,826 shares outstanding on June 24, 2005. Shares of common stock subject to options that are exercisable within 60 days of June 24, 2005, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)	Includes 180,000 shares issuable upon exercise of warrants.
4)
Includes 530,000 shares issuable upon exercise of warrants, 145,667 issuable upon exercise of employee stock options, 30,000 shares held by minor children, and 24,639 shares held by Pegasus Settlement Trust.

5)	Includes 750,000 shares issuable upon exercise of warrants.
6)	Includes 190,000 shares issuable upon exercise of warrants.
7)	Includes 125,000 shares issuable upon exercise of warrants.
8)
Includes 100,000 shares issuable upon exercise of warrants, 300,000 shares issuable upon exercise of employee stock options and 154,000 shares issuable upon exercise of employee stock options held by his spouse.

9)	Includes 192,500 issuable upon exercise of warrants, 1,425,000 shares held by Paragon Ranch, Inc. and 587,500 shares issuable upon exercise of warrants held by Paragon Ranch, Inc.
10)
Includes 587,500 shares issuable upon exercise of warrants. Paragon Ranch’s address is 5445 DTC Parkway, Suite 1020, Greenwood Village, CO 80111. Paragon Ranch has advised us that Leslie Melzer, Vice President of Paragon Ranch, and Richard L. Gooding, President of Paragon Ranch, share voting power over the shares held by Paragon Ranch.

11)
Includes 1,800,000 shares issuable upon exercise of warrants. JMG Capital Partners’ address is 11601 Wilshire Blvd, Suite 2180, Los Angeles, California 90025. JMG Capital Partners has advised us that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and is the natural person with sole voting power over the shares held by JMG Capital Partners.

12)
Includes 1,800,000 shares issuable upon exercise of warrants. JMG Triton Offshore Fund Ltd.’s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.

13)	Includes 3,431,200 shares held in Mr. Emerson’s retirement accounts and 2,880,000 shares issuable upon exercise of warrants held in Mr. Emerson’s retirement accounts.
14)
Includes 1,000,000 shares issuable upon exercise of warrants. Bristol Investment Fund, Ltd’s address is Caledonian House, Jennett Street, Georgetown, Grand Cayman, Cayman Islands. Bristol Capital Advisors, LLC ("BCA") is the investment advisor to Bristol Investment Fund, Ltd. ("Bristol"). As manager of BCA and a director of Bristol, Paul Kessler has voting and investment power over the shares held by Bristol. Mr. Kessler disclaims beneficial ownership of such shares.

15)
Includes 781,460 shares issuable upon exercise of warrants, 1,145,503 shares held by The Runnels Family Trust and 857,000 shares issuable upon exercise of warrants held by The Runnels Family Trust, and 630,000 shares held by High Tide, LLC and 750,000 shares issuable upon exercise of warrants held by High Tide, LLC for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC.

16)	Includes the shares described in footnotes 3 through 8.

Item 12. Certain Relationships and Related Transactions

On April 2, 2004 we issued G. Ray Miller, Scott Ogilvie, and Leslie Melzer each warrants to purchase 100,000 shares of our common stock at an exercise price of $.12 per share on or before April 2, 2007 related to their positions as directors of the company.

In a private offering we closed on May 18, 2004, JMG Capital Partners, JMG Triton Offfshore Fund, J. Steven Emerson IRA II, Runnels Family Trust, High Tide, LLC., and Mary Merritt purchased 1,500,000, 1,500,000, 3,000,000, 650,000, 500,000 and 500,000 shares of our common stock, respectively, and warrants to purchase 750,000, 750,000, 1,500,000, 325,000, 250,000 and 250,000 shares of our common stock, respectively, at an exercise price of $.12 per share. The warrants are exercisable at any time prior to May 18, 2009. These shares and warrant were issued to each entity or individual at the same price as that paid by other investors in the offering.

On May 18, 2004 we issued Mary Merritt and Bernard Bareis a warrant to purchase 175,000 and 100,000 respectively, shares of our common stock at an exercise price of $.12 per share to be exercised on or before May 18, 2009. The warrants were issued related to their management contribution during fiscal year ended March 31, 2004.

On May 18, 2004 we issued Latif Nathani four warrants each for 750,000 shares of our common stock at an exercise price of $.12 to be exercisable at any time after three months from grant, at an exercise price of $.15 to be exercisable at any time after six months from grant, at an exercise price of $.18 at any time after nine months from grant, and at an exercise price of $.20 at any time after the one year anniversary of grant. All of the warrants expire on May 18, 2009 or 60 days after Mr. Nathani ceases to be a Director, whichever is earlier. On February 21, 2005, Mr. Nathani resigned his position as Chief Executive Officer and relinquished all rights to the warrants described above.

On February 21, 2005, we issued Latif Nathani a warrant to purchase 500,000 shares of our common stock at an exercise price of $.12 per share to be exercised on or before May 18, 2009 for his position as a director of the company. Additionally, Mr. Nathani was issued four warrants each for 125,000 shares of our common stock at an exercise price of $.13 to be exercisable at any time after three months from grant, at an exercise price of $.16 to be exercisable at any time after six months from grant, at an exercise price of $.19 at any time after nine months from grant, and at an exercise price of $.22 at any time after the one year anniversary of grant. All of the warrants expire on February 21, 2010 or 60 days after Mr. Nathani ceases to be a Director, whichever is earlier.

On March 31, 2005 we issued Todd Parker four warrants each for 125,000 shares of our common stock at an exercise price of $.17 to be exercisable at any time after three months from grant, at an exercise price of $.17 to be exercisable at any time after six months from grant, at an exercise price of $.17 at any time after nine months from grant, and at an exercise price of $.17 at any time after the one year anniversary of grant. All of the warrants expire on March 31, 2010 or 60 days after Mr. Parker ceases to be a Director, whichever is earlier.

On March 31, 2005, the company entered into securities purchase agreements with JMG Capital Partners, JMG Triton Offfshore Fund, J. Steven Emerson IRA II, Runnels Family Trust, High Tide, LLC and Bristol Investment Fund Ltd. for the issuance of 6% convertible debentures in the aggregate amount of $850,000. The notes bear interest at 6%, mature on March 31, 2008, and are convertible into the company’s common stock at the holders’ option at $.10 per common share. In addition the company issued an aggregate of 4,250,000 warrant to purchase shares of our common stock, at an exercise price of $.12 per share on or before March 31, 2010. These convertible debentures and warrant were issued to each entity or individual at the same price as that paid by other investors in the offering.

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

Item 13. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)
3.6(1)	Bylaws of the registrant (Exhibit 3.4)
10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)
10.2(5)	Volume License Agreement between Philips Speech Processing North America, a division of Philips Electronics North America Corporation and Preferred Voice, Inc. (Exhibit 10.31)
10.3(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)
10.4(6)	Form of Warrant Certificate (Exhibit 10.2)
10.5(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)
10.6(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.7(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)
10.8(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)
10.9(8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.10(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
10.11(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
10.12(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.13(11)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
23^	Consent of Philip Vogel & Co. PC
31.1	Section 302 Certification
32.1^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^ Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to Form 10-KSB for the period ended March 31, 2000, filed by us with the Securities and Exchange Commission.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.
(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.
(12)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2005.
(13)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2005.

Item 14. Principal Accountant Fees and Services

Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended March 31, 2004 and 2005:

	2004	2005

Audit Fees (a)	$26,550	$30,300
Audit-Related Fees (b)	$0	$0
Tax Fees (c)	$0	$0
All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended March 31, 2005, 100% of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

PREFERRED VOICE, INC. (Registrant)

Date: July 14, 2005	By:	/s/ Mary G. Merritt

Mary G. Merritt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt	Chairman and Chief Executive Officer	July 14, 2005
Mary G. Merritt	(Principal Executive Officer) Secretary, Treasurer,
Executive Vice President of Finance and Director
(Principal Financial and Accounting Officer)

/s/ Latif M. Nathani	Director	July 14, 2005
Latif M. Nathani

/s/ G. Ray Miller	Director	July 14, 2005
G. Ray Miller

/s/ Todd Parker	Director	July 14, 2005
Todd Parker

/s/ Scott Ogilvie	Director	July 14, 2005
Scott Ogilvie

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

May 11, 2005

PREFERRED VOICE, INC.
BALANCE SHEETS
MARCH 31, 2005 AND 2004

	2005	2004

Assets

Current assets:
Cash and cash equivalents	$1,135,164	$64,674
Accounts receivable, net of allowance for doubtful
accounts of $5,325 and $6,325, respectively	100,920	133,542
Prepaid expense	2,759	2,851

Total current assets	$1,238,843	$201,067

Property and equipment:
Computer equipment	$1,629,844	$1,575,228
Furniture and fixtures	32,046	32,046
Office equipment	61,044	61,044

	$1,722,934	$1,668,318

Less accumulated depreciation	1,143,905	847,415

Net property and equipment	$579,029	$820,903

Other assets:
Capitalized software development costs, net of accumulated
amortization of $955,436 and $872,672, respectively	$224,881	$121,528
Deposits	4,485	4,485
Trademarks and patents, net of accumulated
amortization of $9,709 and $1,819, respectively	104,307	78,532

Total other assets	$333,673	$204,545

Total assets	$2,151,545	$1,226,515

	2005	2004

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$203,209	$202,079
Accrued operating expenses	60	239
Accrued vacation	5,667	8,565
Accrued payroll and payroll taxes	39,830	30,241
Accrued lawsuit settlement	-	132,293
Current portion- notes payable	13,315	49,041

Total current liabilities	$262,081	$422,458

Long-term liabilities:
Notes payable	$14,144	$27,459
Debentures payable - net of discounts	547,583	-

Total long-term liabilities	$561,727	$27,459

Commitments and contingencies (Note I and M)

Stockholders' equity:
Common stock, $.001 par value;
50,000,000 shares authorized; 29,607,493
and 18,607,493 shares issued, respectively	$29,607	$18,607
Additional paid-in capital	19,384,794	17,846,301
Accumulated deficit	(18,085,158)	(17,086,804)
Treasury stock- 22,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity	$1,327,737	$776,598

Total liabilities and stockholders' equity	$2,151,545	$1,226,515

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	2005	2004	2003

Net sales	$912,599	$1,631,785	$2,124,876

Cost of sales	479,068	517,304	761,185

Gross profit	$433,531	$1,114,481	$1,363,691

General and administrative expenses	$1,490,377	$1,597,665	$2,805,827

Loss from operations	$(1,056,846)	$(483,184)	$(1,442,136)

Other income (expense):
Interest income	$-	$247	$5,419
Interest expense	(6,081)	(15,603)	(5,016)
Gain (loss) on sale of assets	-	84,048	(1,021)
Extinguishment of debt	-	81,685	230
Negotiated settlements	64,573	8,413	342,579
Lawsuit settlement	-	-	(150,000)
Other expense	-	(2,543)	(2,008)

Total other income (expense)	$58,492	$156,247	$190,183

Loss from operations before income taxes	$(998,354)	$(326,937)	$(1,251,953)

Provision for income taxes	-	-	-

Net loss	$(998,354)	$(326,937)	$(1,251,953)

Per share amounts:
Net loss per share	$(0.04)	$(0.02)	$(0.07)

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	Shares of common stock				Amounts
					Common		Additional		Total
					stock $0.001	Treasury	paid-in	Accummulated	stockholders'
	Authorized	Issued	Outstanding	In treasury	par value	stock	capital	deficit	equity

Balance - March 31, 2002	50,000,000	18,407,493	18,384,993	22,500	$18,407	$(1,506)	$17,817,465	$(15,507,914)	$2,326,452

Net loss for the year ended March 31, 2003	-	-	-	-	-	-	-	(1,251,953)	(1,251,953)

Balance - March 31, 2003	50,000,000	18,407,493	18,384,993	22,500	$18,407	$(1,506)	$17,817,465	$(16,759,867)	$1,074,499

Conversion of accounts payable to
common stock	-	200,000	200,000	-	200	-	20,691	-	20,891
Warrants issued to non-employees	-	-	-	-	-	-	8,145	-	8,145

Net loss for the year ended March 31, 2004	-	-	-	-	-	-	-	(326,937)	(326,937)

Balance - March 31, 2004	50,000,000	18,607,493	18,584,993	22,500	$18,607	$(1,506)	$17,846,301	$(17,086,804)	$776,598

Issuance of common stock net of fees $2,923	-	11,000,000	11,000,000	-	11,000	-	1,086,077	-	1,097,077
Exercise of employee stock options - shares
not issued as of 3/31/2005	-	-	208,333	-	-	-	25,000	-	25,000
Proceeds from the issuance of the debentures
allocated to the warrants	-	-	-	-	-	-	427,416	-	427,416

Net loss for the year ended March 31, 2005	-	-	-	-	-	-	-	(998,354)	(998,354)

Balance - March 31, 2005	50,000,000	29,607,493	29,793,326	22,500	$29,607	$(1,506)	$19,384,794	$(18,085,158)	$1,327,737

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	2005	2004	2003

Cash flows from operating activities:
Cash received from customers	$945,221	$1,718,949	$2,065,305
Cash paid to suppliers and employees	(1,646,048)	(1,756,421)	(3,167,992)
Interest received	-	247	5,419
Interest paid	(6,081)	(18,103)	(5,016)

Net cash used by operating activities	$(706,908)	$(55,328)	$(1,102,284)

Cash flows from investing activities:
Capital expenditures	$(270,638)	$(48,757)	$(148,413)
Proceeds from sale of assets	-	125,824	1,740
Employee (advances) repayments	-	675	1,963

Net cash provided (used) by investing activities	$(270,638)	$77,742	$(144,710)

Cash flows from financing activities:
Proceeds from issuance of stock	$1,097,077	$-	$-
Proceeds from issuance of convertible debt and warrants	975,000	-	-
Proceeds from exercise of stock options	25,000	-	-
Repayment of note payable	(49,041)	(13,500)	-

Net cash provided (used) by financing activities	$2,048,036	$(13,500)	$-

Net increase (decrease) in cash and cash equivalents	$1,070,490	$8,914	$(1,246,994)

Cash and cash equivalents:
Beginning of period	64,674	55,760	1,302,754

End of period	$1,135,164	$64,674	$55,760

	2005	2004	2003

Reconciliation of net loss to net
cash used by operating activities:
Net loss	$(998,354)	$(326,937)	$(1,251,953)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	$383,383	$424,593	$448,286
Gain on sale of assets	-	(84,048)	1,021
Extinguishment of debt	-	(81,685)	-
Impairment of intangibles	-	2,543	2,014
Fair value of stock warrants issued in exchange for services	-	8,145	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	32,622	87,164	(57,766)
(Increase) decrease in prepaid expenses	92	1,879	23,681
(Increase) decrease in deposits	-	7,832	-
Decrease in accounts payable	1,130	(25,697)	(34,267)
Increase (decrease) in accrued expenses	(125,781)	(69,117)	111,319
Increase (decrease) in customer deposits	-	-	(344,619)

Total adjustments	$291,446	$271,609	$149,669

Net cash used by operating activities	$(706,908)	$(55,328)	$(1,102,284)

Supplemental schedule of non-cash investing and
and financing activities:
Conversion of accounts payable to common stock	$-	$71,593	$-
Extinguishment of accrued interest	$-	$30,819	$-
Extinguishment of notes payable	$-	$50,866	$-
Proceeds allocated to warrants related to issuance of
convertible debt and warrants	$427,416	$-	$-

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

The Company maintains cash balances at a financial institution located in Dallas, Texas, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Property and equipment

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

Depreciation expense for the years ended March 31, 2005, 2004 and 2003 was $296,490, $299,705 and $283,737, respectively.

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

During the years ended March 31, 2005, 2004 and 2003, software development costs capitalized were $186,117, $17,623 and $71,228, respectively. The amortization of capitalized software development costs for the years ended March 31, 2005, 2004 and 2003 was $82,764, $121,127 and $162,730, respectively.

The estimated aggregate amortization expense for capitalized software development costs for each of the five succeeding fiscal years is as follows:

Amortization of capitalized softare costs

Year ending
March 31,	Amount

2006	$90,451
2007	87,602
2008	46,827
2009	-
2010	-

Total	$224,880

Trademarks and patents

Trademarks and patents are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the trademarks and patents. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. As of March 31, 2005, the Company has tested its intangible assets for impairment and does not believe these amounts to be impaired.

The amortization of trademarks and patents for the years ended March 31, 2005, 2004 and 2003 was $4,129, $3,761 and $1,819, respectively.

The Company abandoned the pursuance of a certain trademarks during the years ended March 31, 2004 and 2003. The result was an impairment loss of $2,543 and $2,014 for the years ended March 31, 2004 and 2003 respectively, that is included in other expenses.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The estimated aggregate amortization expense for trademarks and patents for each of the five succeeding fiscal years is as follows:

Amortization of trademarks and patents

Year ending
March 31,	Amount

2006	$4,129
2007	4,129
2008	4,129
2009	4,129
2010	4,129

Total	$20,645

Advertising expense

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $14,735, $11 and $18,110 for the years ended March 31, 2005, 2004 and 2003, respectively.

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

During the years ended March 31, 2005, 2004 and 2003, approximately $319,000 (33.1%), approximately $429,000 (23.53%) and $271,243 (12.8%), respectively, of the Company’s total sales were derived from three customers, two customers and one customer respectively. At March 31, 2005 and 2004, approximately $38,000 (36%) and $20,000 (14%), respectively, accounted for a material portion of accounts receivable. There was no single customer who accounted for a material portion of accounts receivable at March 31, 2003.

Revenue recognition

For recognizing revenue, the Company applies the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition which was issued in December 2003. In most cases, the services being performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues are recognized when evidence of a completed transaction exists, generally when services have been rendered. In situations where the Company receives an initial payment for future services, the Company defers recognition of revenue, and recognizes the revenue over the life of the respective contract. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulleting (SAB) No. 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

During the year ended March 31, 2005, the majority of the Company’s revenue consisted of revenue sharing receipts. Revenue sharing income is recognized when the voice dialing services are provided, generally monthly. Revenue sharing income for the years ended March 31, 2005, 2004 and 2003 was $850,108, $1,572,008 and $2,025,359, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for years ending after December 15, 2002. The interim disclosure provisions are effective financial reports containing financial statement for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. The other requirements of this standard have been adopted by the Company for periods beginning January 1, 2003. Disclosures required by this statement are in Notes G and H.

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. Since the Company incurred a loss from operations for the years ended March 31, 2005, 2004 and 2003, no computation of diluted EPS has been performed.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share is based on the weighted average number of shares outstanding of 28,293,604, 18,384,993 and 18,384,993 for the years ended March 31, 2005, 2004 and 2003, respectively.

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

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130, the Company presents a statement of operations that includes other comprehensive income when applicable. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders’ equity. There were no transactions related to other comprehensive income for the two years ended March 31, 2005.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company previously adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss in the amount of $-0-, $2,543 and $2,014 was recognized during the years ended March 31, 2005, 2004, and 2003, respectively.

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

Gain from extinguishment of debt

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective for period beginning May 15, 2002 and thereafter. The Company adopted the provision of SFAS No. 145 for the fiscal year ending March 31, 2003. SFAS No. 145, among other matters, addresses financial accounting and reporting for the extinguishment of debt, concluding that debt extinguishments are often routine, recurring transactions and concluded that classifying the associated gains and losses as extraordinary items in all cases would be inconsistent with the criteria of ABP Opinion 30. The adoption resulted in a reclassification of extraordinary gains into ordinary loss, with no effect on net loss for the year ended March 31, 2003.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." This Statement will require the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will be effective for awards that are granted, modified or settled in cash during annual financial periods beginning after December 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. This standard will be adopted during the third quarter of 2005; however, management has not yet determined what impact this statement will have on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Non-monetary Assets an amendment of APB No. 29." This Statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to clarify the accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception from fair value accounting for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. This Statement will be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe adoption of this Statement will have a material impact on the Company's financial position or results of operations.

Note C - Notes payable:

Notes payable consist of the following:

	2005	2004

Note payable, 10% interest rate. Principal and interest was payable on September 30, 2003. Convertible into shares of the Company's common stock at a conversion rate of $2.00 of indebtedness per share of common stock. Note is unsecured	$-	$36,500

Note payable, 6% interest rate. Principal and interest payable monthly. Note maturity date is March 1, 2007. Note is unsecured	27,459	40,000

	$27,459	$76,500
Less current portion	13,315	49,041

Total	$14,144	$27,459

Maturities under note payable agreements are as follows:

Year ending
March 31,	Amount

2006	$13,315
2007	14,144

Total	$27,459

Interest expense charged to operations related to the notes payable was $6,081, $4,788 and $5,016 for the years ended March 31, 2005, 2004 and 2003, respectively.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note D - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 9,750,000 shares of the Company’s common stock at a price of $0.10 per share when the company receives shareholder approval for an increase in its authorized shares equal to or above 65,000,000 shares at which time the Company will record the intrinsic value of the beneficial conversion of $257,500 as interest expense. The investors also received warrants to purchase an additional 4,875,000 shares of common stock with an exercise price of $0.12 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three year term of the Debentures as additional interest expense. Amortization for the year ended March 31, 2005, was $-0-. The loan costs incurred on the issuance of the Debentures amounted to $2,430.

Note E - Common stock:

Stock purchase warrants

At March 31, 2005 the Company had outstanding warrants to purchase 16,378,000 shares of the Company's common stock at prices that ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through March 31, 2010. At March 31, 2005, 16,378,000 shares of common stock were reserved for that purpose.

Common stock reserved

At March 31, 2005, shares of common stock were reserved for the following purposes:

Exercise of future grants of stock options and stock appreciation rights under the 1994 stock option plan	5,000
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	1,791,667
Exercise of stock warrants	16,378,000

18,174,667

Note F - Employee stock option plans:

1994 Plan

On November 1, 1994, the Company adopted a stock award and incentive plan (“1994 Plan”) which permits the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The 1994 Plan expired October 31, 2004, therefore, no other shares may be issued. As there are 5,000 shares still outstanding the Plan will not expire as a whole, until the expiration of the outstanding shares in April 2005. The 1994 Plan reserved 450,000 shares of common stock for grant and provided that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the plan.

Under the terms of the 1994 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2005, options to

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note F - Employee stock option plans (continued):

purchase 5,000 shares at an exercise price of $0.50 per share were outstanding. No stock appreciation rights had been granted at March 31, 2005.

As of March 31, 2005, 112,868 of these options have been exercised, 533,882 have been forfeited, 5,000 remain outstanding, and 5,000 were vested and exercisable. At March 31, 2005, the remaining weighted average contractual life was 5.0 years.

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

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2005, options to purchase 1,613,667 shares at an exercise price of $0.12 to $0.20 per share were outstanding. No stock appreciation rights had been granted at March 31, 2005.

As of March 31, 2005, 208,333 options have been exercised, 1,019,825 have been forfeited, 294,750 expired, 1,613,667 remain outstanding, and 763,667 were vested and exercisable. At March 31, 2005, the remaining weighted average contractual life was 8.8 years.

Employee warrants

As of March 31, 2005, none of the employee warrants have been exercised or forfeited, 3,055,000 expired, 2,460,000 remain outstanding, and 1,460,000 were vested and exercisable. At March 31, 2005, the remaining weighted average contractual life was approximately 4.1 years.

Note G - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2005	2004	2003

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.15% - 4.02%	1.00%	2.28% - 4.39%
Expected life	5 years	1.0 - 2.5 years	1.5 - 2.5 years
Expected volatility	185% - 209%	133% - 145%	69% - 191%

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

The Company applies APB Opinion No. 25 in accounting for its plan (as described in Note F) and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company’s common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below:

	2005	2004	2003
Net loss:
As reported	$(998,354)	$(326,937)	$(1,251,953)
Less total compensation expense determined under fair value based method for all awards, net of tax effects	(179,284)	(51,449)	(182,750)

Proforma net loss	$(1,177,638)	$(378,386)	$(1,434,703)

Loss per common share:
As reported	$(0.04)	$(0.02)	$(0.07)

Proforma	$(0.04)	$(0.02)	$(0.08)

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Proforma loss reflects only options granted during the years ended March 31, 2005, 2004 and 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation cost is reflected over the option’s vesting period.

Following is a summary of the stock award and incentive plans:

	1994 stock award and incentive plan (1994 Plan)
	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	5,000	$0.50	252,000	$0.98	297,000	$1.02
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	(247,000)	0.50	(45,000)	1.25
Expired	-	-	-	-	-	-

Outstanding at end of year	5,000	$0.50	5,000	$0.50	252,000	$0.98

Options exercisable at end
of year	5,000	$0.50	5,000	$0.50	247,000	$0.95
Weighted average fair value
of options granted during
the year		$-		$-		$-

	2000 stock award and incentive plan (2000 Plan)
	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	702,000	$0.50	1,163,875	$1.29	1,051,825	$1.63
Granted	1,230,000	0.12	330,000	0.50	792,750	1.25
Exercised	(208,333)	0.12	-	-	-	-
Forfeited	(110,000)	0.12	(497,125)	0.73	(280,700)	1.62
Cancelled	-	-	-	-	(400,000)	1.88
Expired	-	-	(294,750)	1.20	-	-

Outstanding at end of year	1,613,667	$0.12	702,000	$0.50	1,163,875	$1.29

Options exercisable at end
of year	763,667	$0.12	543,563	$0.50	334,563	$1.39
Weighted average fair value
of options granted during
the year		$0.07		$0.03		$0.21

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Following is a summary of warrants issued to employees:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	215,000	$1.44	795,000	$1.09	985,000	$1.04
Granted	5,300,000	0.15	-	-	110,000	1.25
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(3,055,000)	0.18	(580,000)	0.95	(300,000)	1.00

Outstanding at end of year	2,460,000	$0.14	215,000	$1.44	795,000	$1.09

Warrants exercisable at end
of year	1,460,000	$0.12	215,000	$1.44	795,000	$1.09
Weighted average fair value
of warrants granted during
the year		$0.10		$-		$0.04

Note H - Stock warrants:

During the years ended March 31, 2005, 2004 and 2003, the Company issued 250,000, 250,000 and -0- warrants to certain service providers and business partners at exercise prices ranging from $0.10 to $3.53. The warrants can be exercised at any time and expire at various dates through November 20, 2006.

In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. For the years ended March 31, 2005, 2004 and 2003, the Company recognized $-0-, $8,145 and $-0-, respectively, as compensation expense and $-0- as stock issuance cost during the years ended March 31, 2005, 2004 and 2003 related to warrants issued to non-employees.

As of March 31, 2005, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; 1,067,500 have expired; and 550,535 remain outstanding, of which 550,535 were vested and exercisable. At March 31, 2005, the remaining weighted average contractual life was approximately 1.1 years.

For the years ended March 31, 2005, 2004 and 2003, the Company issued 11,412,500, -0- and -0- warrants, respectively, in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the years ended March 31, 2005, 2004 and 2003.

As of March 31, 2005, 1,022,493 of the total warrants issued for stock offerings have been exercised; none have been forfeited; 292,500 have expired; and 13,367,465 remain outstanding, of which 13,367,465 were vested and exercisable. At March 31, 2005, the remaining weighted average contractual life was approximately 4.2 years.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2005	2004	2003

Expected dividend yield	0.00%	0.00%	N/A
Risk-free interest rate	3.15% - 4.18%	1.48%	N/A
Expected life	5 years	1.75 years	N/A
Expected volatility	201% - 209%	76%	N/A

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	618,035	$1.17	756,035	$1.76	801,035	$1.76
Granted	250,000	0.14	250,000	0.10	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(317,500)	0.46	(388,000)	1.91	(45,000)	1.12

Outstanding at end of year	550,535	$1.11	618,035	$1.17	756,035	$1.76

Warrants exercisable at end
of year	550,535	$1.11	618,035	$1.17	756,035	$1.76
Weighted average fair value
of warrants granted during
the year		$0.03		$0.03		$-

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

The following is a summary of warrants issued in connection with stock offerings:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	2,247,465	$1.75	2,532,668	$1.64	2,532,668	$1.64
Granted	11,412,500	0.12	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(292,500)	1.38	(285,203)	1.82	-	-

Outstanding at end of year	13,367,465	$0.36	2,247,465	$1.75	2,532,668	$1.64

Warrants exercisable at end
of year	13,367,465	$0.36	2,247,465	$1.75	2,532,668	$1.64
Weighted average fair value
of warrants granted during
the year		$0.12		$-		$-

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note G):

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	3,080,500	$1.61	4,083,703	$1.67	4,318,703	$1.62
Granted	16,962,500	0.13	250,000	0.10	110,000	1.25
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(3,665,000)	0.30	(1,253,203)	1.44	(345,000)	1.01

Outstanding at end of year	16,378,000	$0.35	3,080,500	$1.61	4,083,703	$1.67

Warrants exercisable at end
of year	15,378,000	$0.36	3,080,500	$1.61	4,083,703	$1.67
Weighted average fair value
of warrants granted during
the year		$0.11		$0.03		$0.04

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note I - Income taxes:

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

The provision for income taxes as of March 31 consists of:

	2005	2004	2003

Current income taxes	$-	$-	$-
Change in deferred income taxes due to
temporary differences	-	-	-

	$-	$-	$-

The provision for income taxes for the years ended March 31, 2005, 2004 and 2003, differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2005	2004	2003

Computed “expected” tax benefit	$(339,000)	$(111,000)	$(426,000)
Nondeductible items	2,000	3,000	4,000
Temporary differences	27,000	(6,000)	(58,000)
Net operating loss carry-forward	310,000	114,000	480,000

Provision for income taxes	$-	$-	$-

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note I - Income taxes (continued):

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2005	2004	2003

Accumulated depreciation	$(80,000)	$(57,000)	$(52,000)

Gross deferred tax liabilities	$(80,000)	$(57,000)	$(52,000)

Stock warrant compensation	$-	$3,000	$-
Accounts receivable	-	2,000	-
Accrued liabilities	-	3,000	2,000
Net operating loss carry-forward	6,091,000	5,724,000	5,610,000

Gross deferred tax assets	$6,091,000	$5,732,000	$5,612,000
Valuation allowance	(6,011,000)	(5,675,000)	(5,560,000)

	$80,000	$57,000	$52,000

Net deferred tax assets	$-	$-	$-

The change in the deferred tax valuation
allowance is as follows:	$336,000	$115,000	$403,500

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2005, a net operating loss carry-forward of approximately $17,914,000, which can be used to offset future taxable income through the year 2025. Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note J - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2005:

Year ending
March 31,	Amount

2006	$60,900
2007	55,705
2008	53,820
2009	40,365
2010	-

$210,790

Total rent expense charged to operations was $61,424, $201,949 and $292,940 for the years ended March 31, 2005, 2004 and 2003, respectively.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note K - Extinguishment of debt:

During the year ended March 31, 2004, the Company negotiated settlements of amounts owed to certain holders of notes payable by the Company. The negotiated settlements resulted in a reduction of the Company’s notes and accrued interest payable in the amount of $81,685 for the year ended March 31, 2004.

Note L - Negotiated settlement and lawsuit settlement:

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

The lawsuit proceeded to trial and the jury returned its verdict; but prior to any judgment being signed by the court, the parties announced that all matters in dispute between them had been resolved by an agreement. The court accepted the agreement. The agreement called for the Company to pay $150,000 to the customer. On June 4, 2004, the balance due was $132,293 and the agreement was amended and called for the Company to pay $100,000 in final settlement of all sums due under obligation, which consisted of the June principal payment and accrued interest. For the year ended March 31, 2003, the Company recognized $342,579 of previously deferred revenue related to the customer's deposits.

Additionally the Company negotiated with its attorney to reduce outstanding debt by $35,100.

Note M - Management’s intent:

Management believes that with the capital that was acquired on May 18, 2004 and March 31, 2005 as well as cash that may be generated from operations will be sufficient to meet anticipated capital requirements and to finance continued growth for the next fiscal year, after which time the company projects a positive cash flow. Management projects working capital needs to be $1,200,000 over the next year for corporate overhead and equipment purchases to continue to deploy our systems in carrier locations. Such projections have been based on growth from current customers and customers which are already under contract utilizing the revenue rates from the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.