Form 10QSB
period 2005-06-30
PREFERRED VOICE INC
filed 2005-08-12
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-QSB

{ X } Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended June 30, 2005.
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

Common Stock, $ 0.001 Par Value - 29,815,826 shares as of August 10, 2005.

Transitional Small Business Format  Yes  ☐       No  ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2005 AND MARCH 31, 2005

	June 30,	March 31,
	2005	2005
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$675,160	$1,135,164
Accounts receivable, net of allowance for doubtful
accounts of $5,325 and $5,325, respectively	106,325	100,920
Prepaid expense	1,379	2,759

Total current assets	$782,864	$1,238,843

Property and equipment:
Computer equipment	$1,647,993	$1,629,844
Furniture and fixtures	32,046	32,046
Office equipment	61,044	61,044

	$1,741,083	$1,722,934
Less accumulated depreciation	1,186,966	1,143,905

Net property and equipment	$554,117	$579,029

Other assets:
Capitalized software development costs, net of accumulated
amortization of $967,923 and $955,436, respectively	$204,729	$224,881
Deposits	4,485	4,485
Trademarks and patents, net of accumulated
amortization of $11,457 and $9,709, respectively	109,949	104,307

Total other assets	$319,163	$333,673

Total assets	$1,656,144	$2,151,545

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	June 30,	March 31,
	2005	2005
	(unaudited)	(audited)

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$77,498	$203,209
Accrued operating expenses	100	60
Accrued vacation	7,253	5,667
Accrued payroll and payroll taxes	14,148	39,830
Accrued interest	14,625	-
Current portion- notes payable	13,517	13,315

Total current liabilities	$127,141	$262,081

Long-term liabilities:
Notes payable	$10,690	$14,144
Debentures payable - net of discounts	583,202	547,583

Total long-term liabilities	$593,892	$561,727

Commitments and contingencies (Note G)

Stockholders' equity:
Common stock, $.001 par value;
50,000,000 shares authorized; 29,815,826
and 29,607,493 shares issued, respectively	$29,816	$29,607
Additional paid-in capital	19,384,586	19,384,794
Accumulated deficit	(18,477,785)	(18,085,158)
Treasury stock- 22,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity	$935,111	$1,327,737

Total liabilities and stockholders' equity	$1,656,144	$2,151,545

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$142,123	$310,959

Cost of sales	123,857	116,929

Gross profit	$18,266	$194,030

General and administrative expenses	379,008	308,454

Loss from operations	$(360,742)	$(114,424)

Other income (expense):
Interest expense	$(50,642)	$(3,587)
Negotiated settlement	-	29,465
Gain on sale of assets	18,758	-

Total other income (expense)	$(31,884)	$25,878

Loss from operations before income taxes	$(392,626)	$(88,546)

Provision for income taxes	-	-

Net loss	$(392,626)	$(88,546)

Per share amounts:
Loss from operations	$(0.01)	$(0.01)

Net loss	$(0.01)	$(0.01)

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$136,718	$332,599
Cash paid to suppliers and employees	(518,613)	(452,035)
Interest paid	(36,017)	(3,587)

Net cash used by operating activities	$(417,912)	$(123,023)

Cash flows from investing activities:
Capital expenditures	$(62,841)	$(90,669)
Proceeds from sale of assets	24,000	-

Net cash provided (used) by investing activities	$(38,841)	$(90,669)

Cash flows from financing activities:
Proceeds from stock issuance	$-	$1,100,000
Repayment of note payable	(3,251)	(15,561)

Net cash provided (used) by financing activities	$(3,251)	$1,084,439

Net increase (decrease) in cash and cash equivalents	$(460,004)	$870,747

Cash and cash equivalents:
Beginning of period	1,135,164	64,674

End of period	$675,160	$935,421

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	2005	2004
	(unaudited)	(unaudited)

Reconciliation of net loss to net cash
used by operating activities:
Net loss	$(392,626)	$(88,546)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	$132,640	$93,711
(Gain) on sale of assets	(18,759)	-
Fair value of stock warrants issued in exchange
for services	-	646

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,405)	(7,825)
Decrease in prepaid expenses	1,380	1,464
Increase (decrease) in accounts payable	(125,711)	18,274
(Decrease) in accrued expenses	(9,431)	(140,747)

Total adjustments	$(25,286)	$(34,477)

Net cash used by operating activities	$(417,912)	$(123,023)

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2005, Form 10KSB and should be read in conjunction with the financial statements for the three months ended June 30, 2005, contained herein.

The financial information included herein as of June 30, 2005, and for the three-month periods ended June 30, 2005 and 2004, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $10,566 and $25,109 as of June 30, 2005 and March 31, 2005, respectively.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended June 30, 2005 and 2004, no computation of diluted EPS has been performed.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share is based on the weighted average number of shares outstanding of 29,769,530 and 23,863,049 for the three months ended June 30, 2005 and 2004, respectively.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

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

Note C - Notes payable:

Notes payable consist  of the following:

	June 30, 2005	March 31, 2005

Note payable, 6% interest rate. Principal and interest due in monthly installments through March 1, 2007. Note is unsecured.	$24,207	$27,459

Less current portion	13,517	13,315

	$10,690	$14,144

Interest expense charged to operations related to notes payable was $399 and $1,415 for the three months ended June 30, 2005 and 2004, respectively.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization for the three months ended June 30, 2005, was $35,618.

Note E - Common stock:

Stock purchase warrants

At June 30, 2005, the Company had outstanding warrants to purchase 16,378,000 shares of the Company's common stock at prices which ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through March 31, 2010. At June 30, 2005, 16,378,000 shares of common stock were reserved for that purpose.

Common stock reserved

At June 30, 2005, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	16,378,000

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	1,791,667

18,169,667

Note F - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. There were no options granted during the three-month period ended June 30, 2005. The following weighted-average assumptions were used in the pricing model:

2004

Expected dividend yield	0.00%
Risk-free interest rate	1.00% - 3.79%
Expected life	1-5 years
Expected volatility	94% - 197%

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

	Three months ended
	June 30,
	2005	2004

Net loss, as reported	$(392,626)	$(88,546)
Less total compensation expense determined under fair value based method for all awards, net of tax effects	(73,905)	(45,145)

Proforma net loss	$(466,531)	$(133,691)

Loss per common share:
As reported	$(0.01)	$(0.01)

Proforma	$(0.02)	$(0.01)

Note G - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2005:

Year ending
March 31,	Amount

2006	$60,900
2007	55,705
2008	53,820
2009	40,365
2010	-

$210,790

Total rent expense charged to operations was $15,077 and $14,583 for the three months ended June 30, 2005 and 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-KSB for the fiscal year ended March 31, 2005. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

Our contracts in most instances are revenue sharing contracts whereby we provide hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our sales force focuses on marketing our revenue sharing agreements and currently we are providing service to fourteen (14) wireless carriers nationwide. As of June 30, 2005, these fourteen contracts were generating revenues of approximately $45,000 per month from our primary product voice dial. The revenue sharing agreement is the primary method by which we intend to contract with customers to generate revenue going forward.

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

We have focused the last eighteen months on converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products. As of August 10, 2005 we had one carrier customer providing My Phone Services Suite service in their marketplace, one carrier anticipating launch in late second quarter, and two carriers in test phase on the ringback service.

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

Results of Operations

We recorded a net loss of $392,626 or $0.01 per share, for the period ended June 30, 2005, compared to a net loss of $88,546 or $0.01 per share, for the period ended June 30, 2004.

Total Sales

Total revenue for the period ended June 30, 2005, was $142,123 compared to $310,959 for the period ended June 30, 2004. Revenues in both periods consisted entirely of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services.

We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate gradually in the fiscal year ending March 31, 2006. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the period ended June 30, 2005 was $123,857 compared to $116,929 for the period ended June 30, 2004. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods and marketing enhancements to our opt-out customers.

Selling, General and Administrative

Selling, general and administrative expenses for the period ended June 30, 2005 were $379,008 compared to $308,454 for the period ended June 30, 2004. The increase from 2004 to 2005, are due to increases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2006, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended June 30, 2005 and 2004, software development costs capitalized were $10,410 and $75,690 respectively. The amortization of capitalized software development costs for the periods ended June 30, 2005 and 2004 was $24,917 and $17,827 respectively.

Other Income and Expense

During the period ended June 30, 2005, the Company made a sale of excess equipment that generated one-time net revenue of $18,758. The company was also able to negotiate settlement of outstanding accounts payable for the periods ended June 30, 2004 of $29,465.

Income Taxes

As of June 30, 2005, we had cumulative federal net operating losses of approximately $17.9 million, which can be used to offset future income subject to federal income tax through the fiscal year 2025. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2005 were approximately $675,160, a decrease of $460,004 from $1,135,164 at March 31, 2005. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

Our revenues are approximately $45,000 per month primarily from our voice dial contracts. We will continue to experience declines in revenue from this product as more of our multi year contracts expire and carriers do not extend their contracts. We are optimistic that our new services through My Phone Services Suite, primarily the Rockin Ringback product, will begin to generate revenues by end of second quarter of this fiscal year.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer, who also acts as our Chief Financial Officer, of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer of the Company has concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2005 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

  We are not a party to any material legal proceedings.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Offier
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

Date: August 12, 2005	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman and Chief Executive Officer (Principal Executive Officer)