Form 10QSB
period 2005-09-30
PREFERRED VOICE INC
filed 2005-11-14
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                              Act of 1934 for the
                        Period Ended September 30, 2005.
                                       or

    |_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities
              Exchange Act of 1934 for the Transition Period From
                         _____________ to _____________

Commission File Number 33-92894
                       --------

                              PREFERRED VOICE, INC.

               Delaware                                  75-2440201
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas, TX                                                   75206
------------------------------------        ------------------------------------
  (Address of Principal Executive                         (Zip Code)
             Offices)

                                 (214) 265-9580
             -----------------------------------------------------
             (Registrant's Telephone Number, including area code.)

Not Applicable (Former name, Former Address and Former Fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 29,815,826 shares as of November 10, 2005.

Transitional Small Business Format Yes |_| No |X|

                                      INDEX

                              Preferred Voice, Inc.

Part I.  Financial Information                                                 1

Item 1.  Financial Statements                                                  1

         Balance Sheets-September 30, 2005 and March 31, 2005.

         Statements of Operations- Three Months Ended September 30, 2005 and 2004 and Six Months Ended September 30, 2005 and 2004.

         Statements of Cash Flows- Three Months Ended September 30, 2005 and 2004 and Six Months Ended September 30, 2005 and 2004. Notes to Financial Statements - September 30, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3.  Controls and Procedures                                              16

Part II. Other Information                                                    16

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Securities and Use of Proceeds                 17

Item 3.  Defaults upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    17

                              PREFERRED VOICE, INC.

                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2005 AND MARCH 31, 2005

                                                                    September 30,       March 31,
                                                                        2005              2005
                                                                     (unaudited)        (audited)
                                                                    --------------    --------------
Assets

Current assets:
  Cash and cash equivalents                                         $      371,192    $    1,135,164
  Accounts receivable, net of allowance for doubtful
   accounts of $5,325 and $5,325, respectively                              78,850           100,920
  Prepaid expense                                                               --             2,759
                                                                    --------------    --------------

    Total current assets                                            $      450,042    $    1,238,843
                                                                    --------------    --------------

Property and equipment:
  Computer equipment                                                $    1,688,808    $    1,629,844
  Furniture and fixtures                                                    32,046            32,046
  Office equipment                                                          61,044            61,044
                                                                    --------------    --------------

                                                                    $    1,781,898    $    1,722,934
  Less accumulated depreciation                                          1,258,901         1,143,905
                                                                    --------------    --------------

Net property and equipment                                          $      522,997    $      579,029
                                                                    --------------    --------------

Other assets:
  Capitalized software development costs, net of accumulated
   amortization of $987,888 and $955,436, respectively              $      207,288    $      224,881
  Deposits                                                                   4,485             4,485
  Trademarks and patents, net of accumulated
   amortization of $13,281 and $9,709, respectively                        108,125           104,307
                                                                    --------------    --------------

Total other assets                                                  $      319,898    $      333,673
                                                                    --------------    --------------

    Total assets                                                    $    1,292,937    $    2,151,545
                                                                    ==============    ==============

See independent accountants' review report.
The accompanying notes are an integral part of these financial statements

                                                                     September 30,      March 31,
                                                                          2005            2005
                                                                      (unaudited)       (audited)
                                                                    --------------    --------------
    Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                                  $       85,573    $      203,209
  Accrued operating expenses                                                   142                60
  Accrued vacation                                                           7,142             5,667
  Accrued payroll and payroll taxes                                            279            39,830
  Accrued interest                                                          29,250                --
  Current portion- notes payable                                            13,723            13,315
                                                                    --------------    --------------

    Total current liabilities                                       $      136,109    $      262,081
                                                                    --------------    --------------

Long-term liabilities:
  Notes payable                                                     $        7,183    $       14,144
  Debentures payable - net of discounts                                    618,820           547,583
                                                                    --------------    --------------

  Total long-term liabilities                                       $      626,003    $      561,727
                                                                    --------------    --------------

Commitments and contingencies (Note G)

Stockholders' equity:
  Common stock, $.001 par value;
   50,000,000 shares authorized; 29,815,826
   and 29,607,493 shares issued, respectively                       $       29,816    $       29,607
  Additional paid-in capital                                            19,384,586        19,384,794
  Accumulated deficit                                                  (18,882,071)      (18,085,158)
  Treasury stock- 22,500 shares at cost                                     (1,506)           (1,506)
                                                                    --------------    --------------

    Total stockholders' equity                                      $      530,825    $    1,327,737
                                                                    --------------    --------------

    Total liabilities and stockholders' equity                      $    1,292,937    $    2,151,545
                                                                    ==============    ==============

See independent accountants' review report.
The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                  Three months        Six months        Three months        Six months
                                                     ended              ended              ended              ended
                                                  September 30,      September 30,      September 30,      September 30,
                                                      2005               2005               2004               2004
                                                   (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                 --------------     --------------     --------------     --------------
Net sales                                        $      105,962     $      248,085     $      232,090     $      543,048

Cost of sales                                           113,875            237,732            127,457            244,386
                                                 --------------     --------------     --------------     --------------

  Gross profit                                   $       (7,913)    $       10,353     $      104,633     $      298,662
                                                 --------------     --------------     --------------     --------------

General and administrative expenses              $      345,534     $      724,542     $      371,794     $      680,247
                                                 --------------     --------------     --------------     --------------

Loss from operations                             $     (353,447)    $     (714,189)    $     (267,161)    $     (381,585)
                                                 --------------     --------------     --------------     --------------

Other income (expense):
  Interest expense                               $      (50,840)    $     (101,482)    $       (1,107)    $       (4,694)
  Negotiated settlement                                      --                 --             35,108             64,573
  Gain on sale of assets                                     --             18,758                 --                 --
                                                 --------------     --------------     --------------     --------------

Total other income (expense)                     $      (50,840)    $      (82,724)    $       34,001     $       59,879
                                                 --------------     --------------     --------------     --------------

Loss from operations before income taxes         $     (404,287)    $     (796,913)    $     (233,160)    $     (321,706)

Provision for income taxes                                   --                 --                 --                 --
                                                 --------------     --------------     --------------     --------------

Net loss                                         $     (404,287)    $     (796,913)    $     (233,160)    $     (321,706)
                                                 ==============     ==============     ==============     ==============

Per share amounts:
Loss from operations                             $        (0.01)    $        (0.03)    $        (0.01)    $        (0.01)
                                                 ==============     ==============     ==============     ==============

Net loss                                         $        (0.01)    $        (0.03)    $        (0.01)    $        (0.01)
                                                 ==============     ==============     ==============     ==============

See independent accountants' review report.
The accompanying notes are an integral part of these financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                  2005                2004
                                                              (unaudited)         (unaudited)
                                                            ---------------     ---------------
Cash flows from operating activities:
  Cash received from customers                              $       270,155     $       620,436
  Cash paid to suppliers and employees                             (849,958)           (939,170)
  Interest paid                                                     (72,232)             (4,694)
                                                            ---------------     ---------------

    Net cash used by operating activities                   $      (652,035)    $      (323,428)
                                                            ---------------     ---------------

Cash flows from investing activities:
  Capital expenditures                                      $      (129,385)    $      (194,091)
  Proceeds from sale of assets                                       24,000                  --
                                                            ---------------     ---------------

    Net cash provided (used) by investing activities        $      (105,385)    $      (194,091)
                                                            ---------------     ---------------

Cash flows from financing activities:
  Proceeds from stock issuance                              $            --     $     1,100,000
  Repayment of note payable                                          (6,552)            (33,669)
                                                            ---------------     ---------------

    Net cash provided (used) by financing activities        $        (6,552)    $     1,066,331
                                                            ---------------     ---------------

Net increase (decrease) in cash and cash equivalents        $      (763,972)    $       548,812

Cash and cash equivalents:
  Beginning of period                                             1,135,164              64,674
                                                            ---------------     ---------------

  End of period                                             $       371,192     $       613,486
                                                            ===============     ===============

See independent accountants' review report.
The accompanying notes are an integral part of these financial statements.

                                                                  2005                2004
                                                              (unaudited)         (unaudited)
                                                            ---------------     ---------------
Reconciliation of net loss to net cash
 used by operating activities:
  Net loss                                                  $      (796,913)    $      (321,706)
                                                            ---------------     ---------------

Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                             $       265,187     $       189,408
  Gain on sale of assets                                            (18,758)                 --
  Fair value of stock warrants issued in exchange
   for services                                                          --               1,351

Changes in operating assets and liabilities:
  Decrease in accounts receivable                                    22,070              12,815
  Decrease in prepaid expenses                                        2,759               2,851
  Decrease in accounts payable                                     (117,636)            (68,325)
  Decrease in accrued expenses                                       (8,744)           (139,822)
                                                            ---------------     ---------------

Total adjustments                                           $       144,878     $        (1,722)
                                                            ---------------     ---------------

Net cash used by operating activities                       $      (652,035)    $      (323,428)
                                                            ===============     ===============

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

Note B - Summary of significant accounting policies:

Basis of presentation

      The accounting policies followed by Preferred Voice, Inc. are set forth in the Company's financial statements that are a part of its March 31, 2005, Form 10KSB and should be read in conjunction with the financial statements for the three and six months ended September 30, 2005, contained herein.

      The financial information included herein as of September 30, 2005, and for the three and six-month periods ended September 30, 2005 and 2004, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

      Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoice.

      The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $28,567 and $25,109 as of September 30, 2005 and March 31, 2005, respectively.

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

Loss per share

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common

                              PREFERRED VOICE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended September 30, 2005 and 2004, no computation of diluted EPS has been performed.

      Loss per share is based on the weighted average number of shares outstanding of 29,794,993 and 26,857,493 for the six months ended September 30, 2005 and 2004, respectively and 29,815,826 and 29,607,493 for the three months ended September 30, 2005 and 2004, respectively.

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

                              PREFERRED VOICE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Notes payable:

      Notes payable consist of the following:

                                                                   September 30,        March 31,
                                                                       2005               2005
                                                                  ---------------    ---------------
            Note payable, 6% interest rate.  Principal            $        20,906    $        27,459
            and interest due in monthly installments
            through March 1, 2007. Note is unsecured

            Less current portion                                           13,723             13,315
                                                                  ---------------    ---------------

                                                                  $         7,183    $        14,144
                                                                  ===============    ===============

      Interest expense charged to operations related to notes payable was $748 and $2,522 for the six months ended September 30, 2005 and 2004, respectively and $349 and $1,415 for the three months ended September 30, 2005 and 2004, respectively.

Note D - Convertible debt and warrants:

      On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 9,750,000 shares of the Company's common stock at a price of $0.10 per share when the company receives shareholder approval for an increase in its authorized shares equal to or above 65,000,000 shares at which time the Company will record the intrinsic value of the beneficial conversion of $257,500 as interest expense. The investors also received warrants to purchase an additional 4,875,000 shares of common stock with an exercise price of $0.12 per share.

      The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization for the six months ended September 30, 2005, was $71,236.

Note E - Common stock:

Stock purchase warrants

      At September 30, 2005, the Company had outstanding warrants to purchase 16,292,285 shares of the Company's common stock at prices which ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through March 31, 2010. At September 30, 2005, 16,292,285 shares of common stock were reserved for that purpose.

                              PREFERRED VOICE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E - Common stock (continued):

Common stock reserved

      At September 30, 2005, shares of common stock were reserved for the following purposes:

            Exercise of stock warrants                               16,292,285

            Exercise of future grants of stock options and stock      1,791,667
            appreciation rights under the 2000 stock option
            plan
                                                                     ----------

                                                                     18,083,952
                                                                     ==========

Note F - Proforma information related to employee stock options and warrants:

      The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. There were no options granted during the six-month period ended September 30, 2005. The following 1weighted-average assumptions were used in the pricing model:

                                                                     March 31,
                                                                       2005
                                                                   -------------

            Expected dividend yield                                    0.00%
            Risk-free interest rate                                3.15% - 4.02%
            Expected life                                             5 years
            Expected volatility                                     185% - 209%

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

                                            Three months ended               Six months ended
                                               September 30,                   September 30,
                                           2005            2004            2005            2004
                                       -----------     -----------     -----------     -----------

Net loss, as reported                  $  (404,287)    $  (233,160)    $  (796,913)    $  (321,706)

Less total compensation expense
determined under fair value based
method for all awards, net of tax
effects                                    (66,001)        (91,000)       (114,005)       (136,145)
                                       -----------     -----------     -----------     -----------

Proforma net loss                      $  (470,288)    $  (324,160)    $  (910,918)    $  (457,851)
                                       ===========     ===========     ===========     ===========

Loss per common share:
As reported                            $     (0.01)    $     (0.01)    $     (0.03)    $     (0.01)
                                       ===========     ===========     ===========     ===========

Proforma                               $     (0.02)    $     (0.01)    $     (0.03)    $     (0.02)
                                       ===========     ===========     ===========     ===========

                              PREFERRED VOICE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note G - Commitments:

      The Company leases its office facilities and various office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2005:

             Year ending
               March 31,          Amount
             -----------         --------

                 2006            $ 60,900
                 2007              55,705
                 2008              53,820
                 2009              40,365
                 2010                  --
                                 --------

                                 $210,790
                                 ========

      Total rent expense charged to operations was $30,319 and $27,270 for the six months ended September 30, 2005 and 2004, respectively and $15,242 and $12,687 for the three months ended September 30, 2005 and 2004.

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

      Our contracts in most instances are revenue sharing contracts whereby we provide hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Our sales force focuses on marketing our revenue sharing agreements and currently we are providing service to fourteen (14) wireless carriers nationwide. As of September 30, 2005, these fourteen contracts were generating revenues of approximately $35,000 per month from our primary product voice dial. The revenue sharing agreement is the primary method by which we intend to contract with customers to generate revenue going forward.

      We have concentrated our efforts in searching for services that our current carrier customers and potential carrier customers would like to provide their customers. We determined that there was a growing trend in mobile entertainment. We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin' Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform.

      We have focused the last eighteen months on converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of "My Phone Services Suite", which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products. As of November 10, 2005 we had one carrier customer providing My Phone Services Suite service in their marketplace, one carrier anticipating launch in late third quarter, and two carriers in test phase on the ringback service.

      The implementation of our business plan is subject to risks inherent in the establishment and deployment of technology. We believe our services are services that any consumer who uses a phone can utilize. Our services are generic to cell phone users as well as land line users, children as well as adults. In order for us to succeed, we must:

      o secure adequate financial and human resources to meet our requirements, including adequate numbers of technical support staff to provide service for our phone company customers;
      o     establish and maintain relationships with phone companies;
      o make sure the GAP system works with the telephone switches of all of the major manufacturers;
      o     achieve user acceptance for our services;
      o     generate reasonable margins on our services;
      o continue to deploy and install GAP systems on a timely and acceptable schedule;
      o     respond to competitive market developments;
      o mitigate risk associated with our technology by obtaining patents and copyrights and other protections of our intellectual property; and
      o continually update and add to our product offerings to meet the needs of consumers.

Failure to achieve these objectives could adversely affect our business, operating results and financial condition. Increased competition from other providers of similar services and the impact of features available in cell phones can and have impacted our business.

Results of Operations

      We recorded a net loss of $796,913 or $0.03 per share, for the six-month period ended September 30, 2005, compared to a net loss of $321,706 or $0.01 per share, for the six-month period ended September 30, 2004. For the three-month period ended September 30, 2005, we recorded a net loss of $404,287, or $.01 per share compared to a net loss of $233,160 or $.01 per share for the three-month period ended September 30, 2004.

      Total Sales

      Total revenue for the six-month period ended September 30, 2005, was $248,085 compared to $543,048 for the six-month period ended September 30, 2004. Total revenue for the three-month period ended September 30, 2005, was $105,962 compared to $232,090 for the three-month period ended September 30, 2004. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies, test agreements and billing our direct end-users for individual services.

      We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate in the fiscal year ending March 31, 2006. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

      Cost of Sales

      Cost of sales for the six-month period ended September 30, 2005 was $237,732 compared to $244,386 for the six-month period ended September 30, 2004. Cost of sales for the three-month period ended September 30, 2005 was $113,875 compared to $127,457 for the three-month period ended September 30, 2004. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods and marketing enhancements to our opt-out customers.

      Selling, General and Administrative

      Selling, general and administrative expenses for the six-month period ended September 30, 2005 were $724,542 compared to $680,247 for the six-month period ended September 30, 2004. Selling, general and administrative expenses for the three-month period ended September 30, 2005 were $345,534 compared to $371,794 for the three-month period ended September 30, 2004. The increase from 2004 to 2005, are due to increases in staffing. We expect that selling, general and administrative expenses will remain steady through fiscal year 2006, such expenses to include costs related to the number of employees, office space requirements and general overhead.

      Core Technology Enhancements Software Applications and Hardware

      The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended September 30, 2005 and 2004, software development costs capitalized were $36,138 and $162,430 respectively. The amortization of capitalized software development costs for the periods ended September 30, 2005 and 2004 was $49,913 and $37,109 respectively.

      Other Income and Expense

      During the period ended September 30, 2005, the Company made a sale of excess equipment that generated one-time net revenue of $18,758. The company was also able to negotiate settlement of outstanding accounts payable for the periods ended September 30, 2004 of $64,573.

      Income Taxes

      As of September 30, 2005, we had cumulative federal net operating losses of approximately $17.9 million, which can be used to offset future income subject to federal income tax through the fiscal year 2025. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

      Liquidity and Capital Resources

      Our cash and cash equivalents at September 30, 2005 were approximately $371,192, a decrease of $763,972 from $1,135,164 at March 31, 2005. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

      On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units ("Units") with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000.00, and 50,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.12 for an aggregate of $975,000.

      Our revenues are approximately $35,000 per month primarily from our voice dial contracts. We will continue to experience declines in revenue from this product as more of our multi year contracts expire and carriers do not extend their contracts. We are optimistic that our new services through My Phone Services Suite, primarily the Rockin Ringback product, will begin to generate revenues by end of third quarter of this fiscal year.

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

      Future Obligations

      We project our working capital needs to be approximately $1,080,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy our services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers and customers which are currently in trial utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projections from trial carrier models and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If further funding is required, and we are unable to secure such funding, we would be forced to rely on existing cash and cash from operations which would greatly impact our ability to complete our product development and product rollout until such time as necessary funds are secured.

                         Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer, who also acts as our Chief Financial Officer, of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer of the Company has concluded that the Company's disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2005 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number            Exhibit Description
------            -------------------

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

                                        PREFERRED VOICE, INC.

November 14, 2005                       /s/ Mary G. Merritt
-----------------                       -------------------
Date                                    Mary G. Merritt
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)