Form 10QSB
period 2005-12-31
PREFERRED VOICE INC
filed 2006-02-14
CIK 946822

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended December 31, 2005.

                                       or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _____________to
      _____________

Commission File Number 33-92894
                       --------

                              PREFERRED VOICE, INC.

            Delaware                                     75-2440201
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas,  TX                                                             75206
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (214) 265-9580
             -----------------------------------------------------
             (Registrant's Telephone Number, including area code.)

                                 Not Applicable
                 ----------------------------------------------
                 (Former name, Former Address and Former Fiscal
                      year, if changed since last report.)

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

Common Stock, $ 0.001 Par Value - 29,815,826 shares as of February 10, 2006.

Transitional Small Business Format Yes |_| No |X|

                                      INDEX

                              Preferred Voice, Inc.

Part I.  Financial Information                                                 1

Item 1.  Financial Statements                                                  1

         Balance Sheets-December 31, 2005 and March 31, 2005.

         Statements of Operations- Three Months Ended December 31, 2005 and 2004 and Nine Months Ended December 31, 2005 and 2004.

         Statements of Cash Flows- Three Months Ended December 31, 2005 and 2004 and Nine Months Ended December 31, 2005 and 2004.

         Notes to Financial Statements - December 31, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3.  Controls and Procedures                                              16

Part II. Other Information                                                    16

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Securities and Use of Proceeds                 16

Item 3.  Defaults upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    17

                              PREFERRED VOICE, INC.

                            CONDENSED BALANCE SHEETS
                      DECEMBER 31, 2005 AND MARCH 31, 2005

                                                      December 31,    March 31,
                                                         2005           2005
                                                      (unaudited)     (audited)
                                                     ------------   ------------
Assets

Current assets:
  Cash and cash equivalents                          $    151,608   $  1,135,164
  Accounts receivable, net of allowance for
    doubtful accounts of $5,325 and $5,325,
    respectively                                          103,643        100,920
  Prepaid expense                                              --          2,759
                                                     ------------   ------------

      Total current assets                           $    255,251   $  1,238,843
                                                     ------------   ------------

Property and equipment:
  Computer equipment                                 $  1,786,536   $  1,629,844
  Furniture and fixtures                                   32,046         32,046
  Office equipment                                         61,044         61,044
                                                     ------------   ------------

                                                     $  1,879,626   $  1,722,934
  Less accumulated depreciation                         1,310,096      1,143,905
                                                     ------------   ------------

Net property and equipment                           $    569,530   $    579,029
                                                     ------------   ------------

Other assets:
  Capitalized software development costs, net of
    accumulated amortization of $1,024,334
    and $955,436, respectively                       $    194,068   $    224,881
  Deposits                                                  4,485          4,485
  Trademarks and patents, net of accumulated
    amortization of $15,113 and $9,709,
    respectively                                          106,293        104,307
                                                     ------------   ------------

      Total other assets                             $    304,846   $    333,673
                                                     ------------   ------------

      Total assets                                   $  1,129,627   $  2,151,545
                                                     ============   ============

See independent accountants' review report.
The accompanying notes are an integral part of these financial statements.

                                                    December 31,     March 31,
                                                       2005            2005
                                                    (unaudited)      (audited)
                                                   ------------    ------------
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                 $    178,599    $    203,209
  Accrued operating expenses                                173              60
  Accrued vacation                                        6,015           5,667
  Accrued payroll and payroll taxes                       9,212          39,830
  Accrued interest                                       43,875              --
  Current portion- notes payable                         13,929          13,315
                                                   ------------    ------------

      Total current liabilities                    $    251,803    $    262,081
                                                   ------------    ------------

Long-term liabilities:
  Notes payable                                    $      3,622    $     14,144
  Debentures payable - net of discounts                 654,438         547,583
                                                   ------------    ------------

      Total long-term liabilities                  $    658,060    $    561,727
                                                   ------------    ------------

Commitments and contingencies (Note G)

Stockholders' equity:
  Common stock, $.001 par value;
    50,000,000 shares authorized; 29,815,826
    and 29,607,493 shares issued, respectively     $     29,816    $     29,607
  Additional paid-in capital                         19,384,586      19,384,794
  Accumulated deficit                               (19,193,132)    (18,085,158)
  Treasury stock- 22,500 shares at cost                  (1,506)         (1,506)
                                                   ------------    ------------

      Total stockholders' equity                   $    219,764    $  1,327,737
                                                   ------------    ------------

      Total liabilities and stockholders' equity   $  1,129,627    $  2,151,545
                                                   ============    ============

See independent accountants' review report.
The accompanying notes are an integral part of these financial statements.

                              PREFERRED VOICE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                             Three months      Nine months       Three months      Nine months
                                                ended             ended             ended             ended
                                             December 31,      December 31,      December 31,      December 31,
                                                 2005              2005              2004              2004
                                             (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                           --------------    --------------    --------------    --------------
Net sales                                  $      175,649    $      423,734    $      204,249    $      747,297

Cost of sales                                      99,338           337,070           122,926           367,311
                                           --------------    --------------    --------------    --------------

  Gross profit                             $       76,311    $       86,664    $       81,323    $      379,986
                                           --------------    --------------    --------------    --------------

General and administrative expenses        $      336,075    $    1,060,617    $      398,089    $    1,078,336
                                           --------------    --------------    --------------    --------------

Loss from operations                       $     (259,764)   $     (973,953)   $     (316,766)   $     (698,350)
                                           --------------    --------------    --------------    --------------

Other income (expense):
  Interest expense                         $      (51,296)   $     (152,778)   $         (914)   $       (5,608)
  Negotiated settlement                                --                --                --            64,573
  Gain on sale of assets                               --            18,758                --                --
                                           --------------    --------------    --------------    --------------

Total other income (expense)               $      (51,296)   $     (134,020)   $         (914)   $       58,965
                                           --------------    --------------    --------------    --------------

Loss from operations before income taxes   $     (311,060)   $   (1,107,973)   $     (317,680)   $     (639,385)

Provision for income taxes                             --                --                --                --
                                           --------------    --------------    --------------    --------------

Net loss                                   $     (311,060)   $   (1,107,973)   $     (317,680)   $     (639,385)
                                           ==============    ==============    ==============    ==============

Per share amounts:
  Loss from operations                     $        (0.01)   $        (0.04)   $        (0.01)   $        (0.02)
                                           ==============    ==============    ==============    ==============

Net loss                                   $        (0.01)   $        (0.04)   $        (0.01)   $        (0.02)
                                           ==============    ==============    ==============    ==============

See independent accountants' review report.
The accompanying notes are an integral part of these financial statements.

                              PREFERRED VOICE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                       2005            2004
                                                    (unaudited)     (unaudited)
                                                   ------------    ------------
Cash flows from operating activities:
  Cash received from customers                     $    421,011    $    817,428
  Cash paid to suppliers and employees               (1,180,159)     (1,429,169)
  Interest paid                                          (2,049)         (5,608)
                                                   ------------    ------------

    Net cash used by operating activities          $   (761,197)   $   (617,349)
                                                   ------------    ------------

Cash flows from investing activities:
  Capital expenditures                             $   (236,452)   $   (246,343)
  Proceeds from sale of assets                           24,000              --
                                                   ------------    ------------

    Net cash used by investing activities          $   (212,452)   $   (246,343)
                                                   ------------    ------------

Cash flows from financing activities:
  Proceeds from stock issuance                     $         --    $  1,100,000
  Repayment of note payable                              (9,907)        (45,829)
                                                   ------------    ------------

    Net cash provided (used) by financing
      activities                                   $     (9,907)   $  1,054,171
                                                   ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                      $   (983,556)   $    190,479

Cash and cash equivalents:
  Beginning of period                                 1,135,164          64,674
                                                   ------------    ------------

  End of period                                    $    151,608    $    255,153
                                                   ============    ============

See independent accountants' review report.
The accompanying notes are an integral part of these financial statements.

                                                       2005            2004
                                                    (unaudited)     (unaudited)
                                                   ------------    ------------

Reconciliation of net loss to net cash used by
 operating activities:
  Net loss                                         $ (1,107,973)   $   (639,385)
                                                   ------------    ------------

Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                    $    269,536    $    287,100
  Gain on sale of assets                                (18,758)             --
  Fair value of stock warrants issued in
   exchange for services                                     --           3,362

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             (2,723)          5,558
  (Increase) decrease in prepaid expenses                 2,759          (1,287)
  Decrease in accounts payable                          (24,610)       (125,103)
  Increase (decrease) in accrued expenses               120,572        (147,594)
                                                   ------------    ------------

Total adjustments                                  $    346,776    $     22,036
                                                   ------------    ------------

Net cash used by operating activities              $   (761,197)   $   (617,349)
                                                   ============    ============

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

Note B - Summary of significant accounting policies:

Basis of presentation

      The accounting policies followed by Preferred Voice, Inc. are set forth in the Company's financial statements that are a part of its March 31, 2005, Form 10KSB and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2005, contained herein.

      The financial information included herein as of December 31, 2005, and for the three and nine-month periods ended December 31, 2005 and 2004, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

See independent accountants' review report.

                              PREFERRED VOICE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

      The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $13,218 and $25,109 as of December 31, 2005 and March 31, 2005, respectively.

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

See independent accountants' review report.

                              PREFERRED VOICE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended December 31, 2005 and 2004, no computation of diluted EPS has been performed.

      Loss per share is based on the weighted average number of shares outstanding of 29,803,480 and 29,815,826 and 27,855,641 and 29,607,493 for the
nine and three months ended December 31, 2005 and 2004, respectively.

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

See independent accountants' review report.

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

See independent accountants' review report.

                             PREFERRED VOICE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Notes payable:

      Notes payable consist of the following:

                                                     December 31,     March 31,
                                                         2005           2005
                                                     ------------   ------------

        Note payable, 6% interest rate.  Principal
        and interest due in monthly installments
        through March 1, 2007. Note is unsecured     $     17,551   $     27,459

        Less current portion                               13,929         13,315
                                                     ------------   ------------

                                                     $      3,622   $     14,144
                                                     ============   ============

      Interest expense charged to operations related to notes payable was $1,044 and $5,211, for the nine months ended December 31, 2005 and 2004, respectively and $296 and $601 for the three months ended December 31, 2005 and 2004, respectively.

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

      The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization was $106,854 and $35,618 for the nine and three months ended December 31, 2005, respectively.

Note E - Common stock:

Stock purchase warrants

      At December 31, 2005, the Company had outstanding warrants to purchase 16,042,285 shares of the Company's common stock at prices which ranged from $0.12 per share to $3.53 per share. The warrants are exercisable at any time and expire through March 31, 2010. At December 31, 2005, 16,042,285 shares of common stock were reserved for that purpose.

See independent accountants' review report.

                              PREFERRED VOICE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E - Common stock (continued):

Common stock reserved

      At December 31, 2005, shares of common stock were reserved for the following purposes:

        Exercise of stock warrants                          16,042,285

        Exercise of future grants of stock options
        and stock appreciation rights under the 2000
        stock option plan                                    1,791,667
                                                          ------------

                                                            17,833,952
                                                          ============

Note F - Proforma information related to employee stock options and warrants:

      The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. There were no options granted during the nine-month period ended December 31, 2005. The following weighted-average assumptions were used in the pricing model:

                                                               March 31,
                                                                 2005
                                                           -------------------

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

                                                  Three months ended               Nine months ended
                                                     December 31,                     December 31,
                                                 2005            2004            2005            2004
                                             ------------    ------------    ------------    ------------
Net loss, as reported                        $   (311,060)   $   (317,680)   $ (1,107,973)   $   (639,385)

Less total compensation expense determined
  under fair value based method for all
  awards, net of tax effects                      (39,432)        (44,086)       (153,162)       (178,296)
                                             ------------    ------------    ------------    ------------

Proforma net loss                            $   (350,492)   $   (361,766)   $ (1,261,135)   $   (817,681)
                                             ============    ============    ============    ============

Loss per common share:
As reported                                  $      (0.01)   $      (0.01)   $      (0.04)   $      (0.02)
                                             ============    ============    ============    ============

Proforma                                     $      (0.01)   $      (0.01)   $      (0.04)   $      (0.03)
                                             ============    ============    ============    ============

See independent accountants' review report.

                              PREFERRED VOICE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note G - Commitments:

      The Company leases its office facilities and various office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2005:

     Year ending
      March 31,              Amount
---------------------   ----------------

        2006            $         60,900
        2007                      55,705
        2008                      53,820
        2009                      40,365
        2010                          --
                        ----------------

                        $        210,790
                        ================

      Total rent expense charged to operations was $45,720 and $44,195 for the nine months ended December 31, 2005 and 2004, respectively and $15,401 and $17,124 for the three months ended December 31, 2005 and 2004.

Note H - Going concern:

      The Company has suffered significant operating losses in the current and prior years. As there has been a significant decrease in current assets and the Company does not currently have external financing in place to fund working capital requirements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described below.

      Management projects working capital needs to be approximately $1,080,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers, customers who have signed new ringback contracts, and customers that are currently in trial utilizing the revenue rates that we have experienced over the past six months with currently installed customers and projections from trial carrier models and projected cash requirements to support installation, sales and marketing, and general overhead. The Company may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reducing current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If further funding is required, and the Company is unable to secure such funding, the Company would be forced to rely on existing cash and cash from operations which would greatly impact their ability to complete product development and product rollout until such time as necessary funds were secured.

See independent accountants' review report.

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

Overview

      Overview

      We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. From June of 1997, until the end of 2004 we focused on the development, testing, and deployment of voice activated telecommunications services that would allow any consumer the ability to "dial" their calls using their voice. Even though we believe that voice activated services still have viability in the marketplace, we do not believe that consumers see enough value in the services to pay for them. Therefore, in the last eighteen months we developed and deployed two service applications that do not utilize voice recognition but instead focus on the growing mobile entertainment enhanced service area, ringbacks and downloadable content such as ringtones, games and graphics.

      Our services are distributed through two distribution channels master distributors and telecommunications carriers. Our telecommunications distribution channel is directly with Incumbent Local Exchange Carriers, or local telephone companies, Wireless Communication Carriers, or cell phone companies, and Competitive Local Exchange Carriers, or competitive local telephone companies. This avenue of distribution is extremely attractive because these companies already have the subscriber bases and the infrastructure to service large numbers of subscribers. We have service deployment in Miami, Florida, with a master distributor but to date revenues generated from that channel have been minimal.

      Our contracts for voice dial are revenue sharing contracts whereby we provide hardware, software applications and support in exchange for a portion of revenue generated from the service provided by our customer to their subscribers. Currently we are providing voice dial service to fourteen (14) wireless carriers nationwide. As of December 31, 2005, these fourteen contracts were generating revenues of approximately $30,000 per month.

      On September 15, 2004 we announced the release of "My Phone Services Suite", which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin' Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. Our contracts for our "My Phone Services Suite" are revenue sharing contracts which also require that the carrier acquire network equipment to facilitate the service. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products. As of February 10, 2006 we had one carrier customer providing My Phone Services Suite service in their marketplace, one additional carrier who has signed our contract to provide our Rockin' Ringback service to its customer base, and one carriers in test phase on the ringback service.

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

Results of Operations

      We recorded a net loss of $1,107,973 or $0.04 per share, for the nine-month period ended December 31, 2005, compared to a net loss of $639,385 or $0.02 per share, for the nine-month period ended December 31, 2004. For the three-month period ended December 31, 2005, we recorded a net loss of $311,060, or $.01 per share compared to a net loss of $317,680 or $.01 per share for the three-month period ended December 31, 2004.

      Total Sales

      Total revenue for the nine-month period ended December 31, 2005, was $423,734 compared to $747,297 for the nine-month period ended December 31, 2004. Total revenue for the three-month period ended December 31, 2005, was $175,649 compared to $204,249 for the three-month period ended December 31, 2004. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies, test agreements and billing our direct end-users for individual services.

      We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate in the fiscal year ending March 31, 2006. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

      Cost of Sales

      Cost of sales for the nine-month period ended December 31, 2005 was $337,070 compared to $367,311 for the nine-month period ended December 31, 2004. Cost of sales for the three-month period ended December 31, 2005 was $99,338 compared to $122,926 for the three-month period ended December 31, 2004. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods and marketing enhancements to our opt-out customers.

      Selling, General and Administrative

      Selling, general and administrative expenses for the nine-month period ended December 31, 2005 were $1,060,617 compared to $1,078,336 for the nine-month period ended December 31, 2004. Selling, general and administrative expenses for the three-month period ended December 31, 2005 were $336,075 compared to $398,089 for the three-month period ended December 31, 2004. The decrease from 2004 to 2005, are due to our efforts to maximize current resources and reduce inefficiencies. We expect that selling, general and administrative expenses will remain steady through fiscal year 2006, such expenses to include costs related to the number of employees, office space requirements and general overhead.

      Core Technology Enhancements Software Applications and Hardware

      The capitalization of software development costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended December 31, 2005 and 2004, software development costs capitalized were $38,086 and $195,517 respectively. The amortization of capitalized software development costs for the periods ended December 31, 2005 and 2004 was $68,899 and $62,958 respectively.

      Other Income and Expense

      During the nine-month period ended December 31, 2005, the Company made a sale of excess equipment that generated one-time net revenue of $18,758. The company was also able to negotiate settlement of outstanding accounts payable for the nine-months periods ended December 31, 2004 of $64,573.

      Income Taxes

      As of December 31, 2005, we had cumulative federal net operating losses of approximately $17.9 million, which can be used to offset future income subject to federal income tax through the fiscal year 2025. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

      Liquidity and Capital Resources

      Our cash and cash equivalents at December 31, 2005 were approximately $151,608, a decrease of $983,556 from $1,135,164 at March 31, 2005. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

      Our recurring revenues are approximately $30,000 per month primarily from our voice dial contracts. We will continue to experience declines in revenue from this product as more of our multi year contracts expire and carriers do not extend their contracts. We are optimistic that our new services through My Phone Services Suite, primarily the Rockin Ringback product, will begin to generate revenues in the fourth quarter of this fiscal year.

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

      Future Obligations

      We project our working capital needs to be approximately $1,080,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy our services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers, customers which have signed new ringback contracts, and customers that are currently in trial utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projections from trial carrier models and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If further funding is required, and we are unable to secure such funding, we would be forced to rely on existing cash and cash from operations which would greatly impact our ability to complete our product development and product rollout until such time as necessary funds are secured.

                         Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer, who also acts as our Chief Financial Officer, of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer of the Company has concluded that the Company's disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2005 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

(b)      Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2005:

      1. On October 31, 2005 the Company furnished a Current Report on Form 8-K reporting the retirement of G. Ray Miller as a member of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PREFERRED VOICE, INC.

February 14, 2006                           /s/ Mary G. Merritt
-----------------                           -------------------
Date                                        Mary G. Merritt
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)