Form 10KSB
period 2006-03-31
PREFERRED VOICE INC
filed 2006-07-14
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894
PREFERRED VOICE, INC.
(Name of Small Business Issuer in its Charter)

Delaware	75-2440201
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6500 Greenville Avenue
Suite 570
Dallas, Texas	75206
(Address of Principal Executive Offices)	(Zip code)

214-265-9580
(Issuer’s Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:	NONE
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

State issuer’s revenues for its most recent fiscal year: $ 1,188,083

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 23, 2006 was approximately $1,230,244. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 23, 2006, there were 30,651,539 shares of the common stock, $0.001 par value, of the registrant issued and 30,629,039 shares outstanding.

Transitional Small Business Disclosure Format:     Yes ☐   No ☒

Preferred Voice, Inc.
PART I Item 1. Description of Business Item 2. Description of Properties Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	Page 1 8 8 8

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operations
Item 7. Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
9 10 14 15 15 15

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
15 16 17 18 20 21

SIGNATURES	22

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

Item 1: Description of Business

Background of the Company

We integrate and market enhanced services to phone companies, to complement their overall package of voice services. Our Global Application Platform (GAP) is designed as a best-in-class architecture that can be leveraged to provide additional services as they are developed. This base architecture supports a multi-switch/multi-vendor environment on a basic platform that can scale for a small regional carrier to a larger national carrier’s network. The GAP system successfully integrates both speech and non-speech recognition applications within the same platform. The system is designed to utilize standard industry hardware and a microprocessor-based computing system, with a Windows 2000-series server operating system that fits into a standard rack that can be placed in the phone company’s switch room or can be remotely accessed through a telephony network.

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

The Market and Market Strategy

Our current marketing efforts are focused on cellular telephone service providers. Marketing effort will address local telephone companies with subscriber bases of 10,000 and above, and competitive local exchange carriers, or competitive local telephone companies, in the future. The cell phone market has grown from approximately 69 million subscribers in 1998 to approximately 208 million subscribers as of December 2005, and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population. 2005 was the third highest growth year for wireless adoption. Wireless phones are now a mass-market consumer device with an overall wireless penetration rate of 70% of the U.S. population. These companies are already offering some enhanced services to their subscribers, such as voice and picture messaging, e-mail reading, short message services, voice activated services, and personalized entertainment content. In order to remain competitive, however, cell phone companies need to provide their subscribers more enhanced services. We believe that our GAP system, with its unique variety of integrated services, provides a solution to satisfy this need.

Our Market Strategy

We utilize personal sales calls to contact and market our GAP system and services to phone companies. We utilize trade shows as a means to present our product and to network with our potential customers. The principal elements of our strategy to achieve a leading position in the telecommunications enhanced services market are as follows:

          Target Tier II and Tier III carriers. We believe that our experience in providing enhanced services positions us strongly in carrier markets with subscriber bases of less than 20 million. Our ability to interconnect with various types of switches and billing formats gives us the opportunity to serve these carriers efficiently and econonomically.
          Continue to enhance our phone company customer relationships. We consider our relationships with our phone company customers to be strategic. Our long-term revenue sharing agreements allow us to plan a joint, strategic deployment of services to a contracting phone company’s subscribers.
          Develop strategic alliances. We are working to establish strategic relationships with other companies around the nation to broaden our services and provide our customers with additional services that we do not currently provide. Our hosted network approach has allowed us to centralize operations and provide services to numerous phone companies from one location eliminating the need for our equipment to always be collocated at each phone company’s site.
          Technological enhancements. We believe that we provide high quality, reliable enhanced services to consumers through phone companies. We intend to continue to develop services that we believe will enhance the services we are already providing or for which we believe there is a viable market.

Primary Market

Cell Phone Companies. Of the approximately 700 cellular telephone markets in the United States, there are approximately 400 rural service areas and 300 metropolitan service areas that have multiple cell phone companies serving the same markets. Cell phone companies are the primary market in which we have focused our marketing efforts, offering these phone companies with a revenue sharing opportunity. We focus on these markets because the phone companies in these markets have an existing subscriber base.

We believe that our revenue sharing agreements whereby we provide service equipment at or below cost and then share revenues generated from the different services provided by the carrier to their subscriber base is a cost effective way for phone companies to provide enhanced services.

The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the GAP system’s enhanced services. However, our GAP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company’s sales force and customer service staff. As of June 23, 2006, we are providing enhanced services to thirteen carrier’s subscribers and generating revenues for the cell phone companies and us.

Standard Company Contract. We use a combined software license and marketing agreement with each of our carrier customers. The software license agreement grants each contracting phone company a license to use our software and all subsequent improvements to the software in the carrier’s local calling areas. We retain title to the software and require that those who contract with us keep all information related to the software confidential.

The agreement has provisions to remain in effect for up to ten years. Most of our agreements are for an initial five year term which automatically renews unless cancelled by either party on 60 days’ notice prior to the anniversary date of the agreement after the initial term. In our marketing agreement, we agree to initiate service after a testing period by which the carrier can evaluate the service within its network. If we are unable to cure any material deficiency of the service then either we or the contracting phone company may terminate the contract on thirty (30) days’ written notice. If neither notice of problems nor an acceptance certificate is provided to us by the end of the phone company’s thirty (30) day testing period, then the contracting phone company is deemed to have accepted the GAP services.

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

Once the participating carrier has accepted the services, it must use its best efforts to promote the sale of our services and applications to its subscribers. The contracting cell phone companies are responsible for billing and collection on the services, but we and those with whom we contract jointly agree on the pricing of those services. The phone companies with whom we contract agree that they will not install any system, for testing or otherwise, that competes with our GAP services in the area designated under the marketing agreement. We agree to provide marketing materials, technical support and training to our partners and their personnel. We also provide in the marketing agreement that we may provide services directly to our own subscribers in the contracting phone companies’ designated areas. Our marketing agreements are subject to termination by either party on standard events of default, such as breach of the agreement or insolvency.

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

In September of 2004 we introduced our web enabled suite of services that we call My Phone Services Suite. Our bundled service suite was designed to address the growing trend to personalize all aspects of telecommunications. The suite has a core network based address book that is integrated with such services as Rockin’ Ringback, RemindMe, Push-2-Connect, SmartLine, and Voice Activated Dialing. According to Strategy Analytics, the personalization sector will command 8% of the global data revenues of $189 billion by 2009. These products are continuously being added to or improved to include elements that improve the subscriber’s experience. The bundling feature of the suite was created to address the fact that no one application will work for all subscribers. Each subscriber will prefer and utilize various features of each application differently. The applications can be customized, combined, and configured to meet each carrier’s needs.

Rockin’ Ringback™  This service allows you to entertain callers while they wait! Rockin’ Ringback™ lets subscribers send a message through music - before a call is even answered. This network-based service allows subscribers to replace the familiar ‘ring, ring’ that callers normally hear with a popular song, personalized message or even an advertisement. Ringbacks can be specified by caller, group, and by time of day. The service includes an integrated store where subscribers shop from thousands of tunes created especially for ringback use.

Push-2-Connect™ Application that provides for reservationless conferencing on-demand. Seamless integration with the user’s network address book allows for customized grouping and naming conventions so that multiple contacts can be dialed simultaneously.

Content Suite This service provides for the download of games, graphics, video, picture messaging and polyphonic and monophonic ringtones to consumers phones.

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

EMMA the Perfect Receptionist. Our software provides telephone subscribers with the first remote accessed automated attendant service. Emma answers the subscriber’s phone with a custom greeting and listens as a caller speaks a name, department, or location listed in the subscriber’s voice dialing directory then routes the call to the person, department or location requested. On outbound calls, EMMA uses the same procedure to dial a phone number from a subscriber’s directory upon a speech command such as “Call John.”

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

Some of our competitors in speech driven services are Sprint Corporation, BeVocal, TellMe, Comverse Technologies, One Voice Technologies, and Glenayre Electronics, Inc. All of these companies provide directory driven speech services in varying but similar form.

Customer Service

We train contracting phone companies’ customer service employees to be able to answer standard questions related to the varying services we provide through the GAP system, from product selection to individual product help. We assist contracting phone companies if there are problems with the GAP system platform through our 24 hour, 7day a week technical support line. In addition, our systems are redundant where possible, but in the case of a component failure back-up components, such as the telephony cards that help operate the system, are inventoried for overnight shipment and replacement. We believe that this high level of customer service and technical support will help us market the system to a greater number of telephone companies.

Dependence on one or a few major customers

During the year, approximately fifty-eight percent of the Company’s revenue, consisted of sales and installation of ringback service equipment to one carrier customer. The sales and marketing team is aggressively marketing its services to existing and prospective customers but dependence from revenue sharing from this one carrier customer may continue through the fiscal year ended March 31, 2007.

Employees

As of June 23, 2006, we had 10 full time employees and 1 part time employee. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees.

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

We have received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Preferred Voice, Secure Card, Use Your Voice, BusinessConnect, Rockin’ Ringback and Safety Talk. We have received notice of allowance on our U. S. Patent Application “Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End”.

We have applied for patents on our Voice Integrated Platform and Method of Operation Thereof, Voice Integrated Platform and Method of Operation Thereof with Release Links, Group Plan Manager, and Method of Customizing In-band Signaling for a Communication in Progress, a Method of Identifying a Subscriber to a Calling Party and a Tone Sequence Applicator Employing Either Method. We have not yet received confirmation of issuance of such.

Core Technology and System Enhancement

We have spent the last eight years developing and enhancing our proprietary software in conjunction with differing hardware platforms and development of switch integration to create our GAP system. We estimate that we have spent approximately $800,000 during the last two fiscal years in direct core technology enhancement. We continually evaluate and adjust our GAP system. The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services. In the past two fiscal years we achieved the conversion to our high-density database structure that will allow for a very efficient and scalable network based service deployment platform, we completed the integration of web-enabled services in our My Phone Services Suite, we deployed the first ringback service through a telephony carrier in the United States and we have installed and tested our ringback service in a Tier II multi-switch carrier network. We currently have eight employees in our software/hardware development and deployment department.

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

Our Marketing Agreements allow contracting phone companies to reject the GAP system after installation and testing is completed if they provide us with written notice of problems revealed to the phone company in its testing period. These agreements also allow either us or the participating phone companies to terminate the contract on thirty (30) days’ written notice if we are unable to cure any material deficiency of the GAP system within thirty (30) days of when we commence testing. If a number of the cell phone companies with whom we contract choose to reject the GAP system, our business, financial conditions and results of operations could be materially and adversely affected. In addition, our marketing agreements are generally terminable on sixty (60) days notice after three (3) to five (5) years. If a number of telephone companies choose to terminate the agreements at that time, our revenues would substantially decline and results of operations could be substantially harmed.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending March 31, 2006 and March 31, 2005. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2005			Fiscal 2006
	HIGH	LOW		HIGH	LOW
1st Quarter	$0.33	$0.09	1st Quarter	$0.25	$0.15
2nd Quarter	$0.18	$0.13	2nd Quarter	$0.28	$0.15
3rd Quarter	$0.25	$0.11	3rd Quarter	$0.22	$0.08
4th Quarter	$0.18	$0.10	4th Quarter	$0.12	$0.07

On June 23, 2006, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $0.07.

As of June 23, 2006, there were approximately 650 holders of record of the Common Stock. We believe the number of beneficial owners is substantially greater than the number of record holders because brokers for the benefit of individual investors hold a significant amount of outstanding common stock in street name.

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

On May 18, 2004 we issued a number of warrants to employees related to their employment contribution during fiscal year ended March 31, 2004. We issued Bernard Bareis a warrant to purchase 100,000 shares of our common stock, each of Tom Sanders, Dipen Patel, Bobby Clark, Jr., and Monica Bareis a warrant to purchase 50,000 shares of our common stock and Stacey Nelson a warrant to purchase 25,000 shares of our common stock at an exercise price of $.12 per share to be exercised on or before May 18, 2009.

On March 3, 2006 we issued Crystal Research Associates a warrant to purchase 200,000 shares of our common stock at an exercise price of $.10 per share on or before March 3, 2010, for the services they provided in conjunction with a research report conducted for our use.

On April 17, 2006 we issued 835,713 shares of our common stock in lieu of a cash payment of accrued interest in the amount of $58,500 or $.07 per share to holders of our 6% Convertible Debentures.

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

Overview

We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. Since June of 1997, we have focused on the development, testing, and deployment of voice activated telecommunications services that would allow any consumer the ability to “dial” their calls using their voice. In the last two fiscal years we have focused our efforts on service applications that do not utilize voice recognition and will continue to evaluate each product and the incorporation of voice in each product as it is developed.

Even though we believe voice activated products have viability in the telecommunications arena, we have concentrated our last two years of development efforts on the growing trend in mobile entertainment. We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of June 23, 2006 we had one carrier customer providing My Phone Services Suite service in their marketplace and one customer that has launched the service in two of its seven market areas with the additional five market areas planning an early July launch. We have an additional two carriers in test phase on the ringback service.

We have focused the last twenty-four months on converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

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

Failure to achieve these objectives could adversely affect our business, operating results and financial condition. Increased competition from other providers of similar services can and have impacted our business.

Results of Operations

We currently provide our services to phone companies through sale and installation of equipment and revenue sharing agreements that provide revenue splits ranging from seventy percent (70%) to thirty percent (30%) depending on the amount of revenue obtained by the phone company through sale of our services to their subscribers. We license our software to contracting phone companies as we found that the revenue sharing arrangement embodied in our form Marketing Agreement could potentially provide a higher rate of return on investment to us over the life of our standard contract.

We recorded a net loss of $1,239,791, or $.04 per share, for the fiscal year ended March 31, 2006, compared to a net loss of $998,354, or $.04 per share, for the fiscal year ended March 31, 2005, and a net loss of $326,937, or $.02 per share, for the year ended March 31, 2004. The increase in loss experienced from fiscal year end 2004 to 2005 was due to reduced revenues in our voice dial service and increased market activity related to introduction of our new product suite. The increase in loss experienced from fiscal year end 2005 to 2006 was due to continued decline in our revenues from voice dial and increased expenses related to continued development and marketing of our new product suite.

Total Revenue

Total revenue for the fiscal year ended March 31, 2006 was $1,188,083 compared to $912,599 and $1,631,785 for the fiscal years ended March 31, 2005 and 2004 respectively. The decrease of revenue reflects loss of subscribers in our opt-out program. Of the revenues booked for each fiscal year end, 99% was generated from marketing and licensing agreements, and 1% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”.

We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2006 was $845,889 compared to $479,068 and $517,304 for the fiscal years ended March 31, 2005 and 2004, respectively. For each of the fiscal years reported, costs consisted of installed equipment, and network infrastructure costs, such as collocations, connectivity, system access, long-distance, depreciation and amortization. We believe costs of sales for network infrastructure will continue to remain steady through the next fiscal year as we utilize current capacity but will increase gradually if and when new customers are added.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2006 were $1,396,649 compared to $1,490,377 and $1,597,665 for the fiscal years ended March 31, 2005 and 2004, respectively. The decrease from 2004 to 2005 and then again from 2005 to 2006 was from an overall reduction in excess capacity.

We expect that selling, general and administrative expenses will increase slightly through the fiscal year ending March 31, 2007, as we do have overhead expansion needs necessary to increase our sales, marketing and development activities.

Core Technology Enhancements Software Applications and Hardware

We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have accumulated costs of $1,353,011 for enhancement of our core software and hardware technology as of March 31, 2006 in comparison to $1,264,836 as of March 31, 2005. The increase in expenditures is due to the continued enhancement of our core technology.

Extraordinary Items

We have recognized income from the extinguishment of debt and negotiated vendor settlements of $0, $64,573, and $90,098, respectively, for the fiscal years ended March 31, 2006, 2005, and 2004.
Income Taxes

As of March 31, 2006, we had cumulative federal net operating losses of approximately $19.1 million, which can be used to offset future income subject to federal income tax through the fiscal year 2026. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2006 were $209,466, a decrease of $925,698 from $1,135,164 at March 31, 2005. The Company has relied primarily on the issuance of stock, debentures and warrants to fund its operations since January of 1997 when we sold our long-distance resale operation.

Net cash used for operating activities was $829,882 for the year ended March 31, 2006 compared to $706,908 for the year ended March 31, 2005. Net cash used for investing activities was $82,502 for the year ended March 31, 2006 compared to cash used in investing activities of $270,638 for the year ended March 31, 2005. Net cash used by financing activities was $13,314 for the year ended March 31, 2006 compared to net cash provided by financing activities of $2,048,036 for the year ended March 31, 2005.

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

Due to uncertainties regarding a number of new customer contracts that are in the Company's sales pipeline, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements for more than a few months. The Company will need to raise additional capital during 2006 to satisfy working capital and debt service requirements. There is no assurance that the Company will be able to raise the amount of debt or equity capital that may be required to meet its objectives. The Company's challenging financial circumstances may make the terms, conditions, and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to further scale back its operations, including its efforts to complete new sales. The Company's short term needs for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Obligations

We project our working capital needs to be approximately $1,200,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy our services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. We will be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If we are unable to secure such funding, we would be forced to rely on existing cash and cash from operations which would greatly impact our ability to complete our product development and product rollout until such time as necessary funds are secured.

Item 7. Financial Statements

PREFERRED VOICE, INC.
FINANCIAL STATEMENTS
MARCH 31, 2006, 2005 and 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended March 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

May 24, 2006

PREFERRED VOICE, INC.
BALANCE SHEETS
MARCH 31, 2006 AND 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$209,466	$1,135,164
Accounts receivable, net of allowance for doubtful
accounts of $5,325 and $5,325, respectively	210,392	100,920
Prepaid expense	-	2,759

Total current assets	$419,858	$1,238,843

Property and equipment:
Computer equipment	$1,414,809	$1,629,844
Furniture and fixtures	22,317	32,046
Office equipment	29,443	61,044

	$1,466,569	$1,722,934

Less accumulated depreciation	1,091,236	1,143,905

Net property and equipment	$375,333	$579,029
Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,050,760 and $955,436, respectively	$180,845	$224,881
Deposits	4,485	4,485
Trademarks and patents, net of accumulated
amortization of $16,945 and $9,709, respectively	104,461	104,307

Total other assets	$289,791	$333,673

Total assets	$1,084,982	$2,151,545

The accompanying notes are an integral part of these statements.

	2006	2005
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$191,147	$203,209
Accrued operating expenses	34	60
Accrued vacation	7,802	5,667
Accrued payroll and payroll taxes	19,255	39,830
Accrued interest	58,500	-
Current portion- notes payable	14,144	13,315

Total current liabilities	$290,882	$262,081

Long-term liabilities:
Notes payable	$-	$14,144
Debentures payable - net of discounts	690,056	547,583

Total long-term liabilities	$690,056	$561,727

Commitments and contingencies (Note J and L)

Stockholders' equity:
Common stock, $.001 par value;
50,000,000 shares authorized; 29,815,826
and 29,607,493 shares issued, respectively	$29,816	$29,607
Additional paid-in capital	19,400,624	19,384,794
Accumulated deficit	(19,324,890)	(18,085,158)
Treasury stock- 22,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity	$104,044	$1,327,737

Total liabilities and stockholders' equity	$1,084,982	$2,151,545

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

	2006	2005	2004
Net sales	$1,188,083	$912,599	$1,631,785

Cost of sales	845,889	479,068	517,304

Gross profit	$342,194	$433,531	$1,114,481

General and administrative expenses	$1,396,649	$1,490,377	$1,597,665

Loss from operations	$(1,054,455)	$(1,056,846)	$(483,184)

Other income (expense):
Interest income	$-	$-	$247
Interest expense	(203,429)	(6,081)	(15,603)
Gain (loss) on sale of assets	18,153	-	84,048
Extinguishment of debt	-	-	81,685
Negotiated settlements	-	64,573	8,413
Other expense	-	-	(2,543)

Total other income (expense)	$(185,276)	$58,492	$156,247

Loss from operations before income taxes	$(1,239,731)	$(998,354)	$(326,937)

Provision for income taxes	-	-	-

Net loss	$(1,239,731)	$(998,354)	$(326,937)

Per share amounts:
Net loss per share	$(0.04)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

	Shares of common stock				Amounts
	Authorized	Issued	Outstanding	In treasury	Common stock $0.001 par value	Treasury stock	Additional paid-in capital	Accummulated deficit	Total stockholders' equity

Balance - March 31, 2003	50,000,000	18,407,493	18,384,993	22,500	$18,408	$(1,506)	$17,817,465	$(16,759,868)	$1,074,499

Conversion of accounts payable to common stock	-	200,000	200,000	-	200	-	20,691	-	20,891
Warrants issued to non-employees	-	-	-	-	-	-	8,145	-	8,145

Net loss for the year ended March 31, 2004	-	-	-	-	-	-	-	(326,937)	(326,937)

Balance - March 31, 2004	50,000,000	18,607,493	18,584,993	22,500	$18,608	$(1,506)	$17,846,301	$(17,086,805)	$776,598

Issuance of common stock net of fees $2,923	-	11,000,000	11,000,000	-	11,000	-	1,086,077	-	1,097,077
Exercise of employee stock options - shares not issued as of 3/31/2005	-	-	208,333	-	-	-	25,000	-	25,000
Proceeds from the issuance of the debentures allocated to the warrants	-	-	-	-	-	-	427,416	-	427,416

Net loss for the year ended March 31, 2005	-	-	-	-	-	-	-	(998,354)	(998,354)

Balance - March 31, 2005	50,000,000	29,607,493	29,793,326	22,500	$29,608	$(1,506)	$19,384,794	$(18,085,159)	$1,327,737

Exercise of employee stock options - shares issued 4/21/2005	-	208,333	-	-	208	-	(208)	-	-
Warrants issued to non-employees	-	-	-	-	-	-	16,038	-	16,038

Net loss for the year ended March 31, 2006	-	-	-	-	-	-	-	(1,239,731)	(1,239,731)

Balance - March 31, 2006	50,000,000	29,815,826	29,793,326	22,500	$29,816	$(1,506)	$19,400,624	$(19,324,890)	$104,044

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Cash received from customers	$1,078,611	$945,221	$1,718,949
Cash paid to suppliers and employees	(1,906,037)	(1,646,048)	(1,756,421)
Interest received	-	-	247
Interest paid	(2,456)	(6,081)	(18,103)
Net cash used by operating activities	$(829,882)	$(706,908)	$(55,328)
Cash flows from investing activities:
Capital expenditures	$(114,065)	$(270,638)	$(48,757)
Proceeds from sale of assets	31,563	-	125,824
Employee repayments	-	-	675
Net cash provided (used) by investing activities	$(82,502)	$(270,638)	$77,742
Cash flows from financing activities:
Proceeds from issuance of stock	$-	$1,097,077	$-
Proceeds from issuance of convertible debt and warrants	-	975,000	-
Proceeds from exercise of stock options	-	25,000	-
Repayment of note payable	(13,314)	(49,041)	(13,500)
Net cash provided (used) by financing activities	$(13,314)	$2,048,036	$(13,500)
Net increase (decrease) in cash and cash equivalents	$(925,698)	$1,070,490	$8,914

Cash and cash equivalents:
Beginning of year	1,135,164	64,674	55,760
End of year	$209,466	$1,135,164	$64,674

The accompanying notes are an integral part of these statements.

	2006	2005	2004
Reconciliation of net loss to net
cash used by operating activities:
Net loss	$(1,239,731)	$(998,354)	$(326,937)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	$348,233	$383,383	$424,593
Gain on sale of assets	(18,154)	-	(84,048)
Extinguishment of debt	-	-	(81,685)
Impairment of intangibles	-	-	2,543
Fair value of stock warrants issued in exchange for services	16,038	-	8,145

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(109,472)	32,622	87,164
Decrease in prepaid expenses	2,759	92	1,879
Decrease in deposits	-	-	7,832
Increase (decrease) in accounts payable	(12,062)	1,130	(25,697)
Increase (decrease) in accrued expenses	182,507	(125,781)	(69,117)

Total adjustments	$409,849	$291,446	$271,609

Net cash used by operating activities	$(829,882)	$(706,908)	$(55,328)

Supplemental schedule of non-cash investing and
and financing activities:
Conversion of accounts payable to common stock	$-	$-	$71,593
Extinguishment of accrued interest	$-	$-	$30,819
Extinguishment of notes payable	$-	$-	$50,866
Proceeds allocated to warrants related to issuance of
convertible debt and warrants	$-	$427,416	$-

The accompanying notes are an integral part of these statements.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note A - General organization:

Preferred Voice, Inc. (the "Company") is a Delaware corporation incorporated in 1992. On February 25, 1997, the Company’s stockholders approved changing the name of the Company to better reflect the nature of the Company’s business. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995. The Company provides enhanced services to the telecommunications industry throughout the United States and maintains its principal offices in Dallas, Texas.

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

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 was $245,672, $296,490 and $299,705, respectively.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Capitalized software development

The Company has adopted the provisions of FASB No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, to account for its internally developed software costs since the Company is dependent on the software to provide the enhanced services. Under the provisions of FASB No. 86, costs incurred prior to the product’s technological feasibility are expensed as incurred. The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use and released to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years.

During the years ended March 31, 2006, 2005 and 2004, software development costs capitalized were $49,470, $186,117 and $17,623, respectively. The amortization of capitalized software development costs for the years ended March 31, 2006, 2005 and 2004 was $95,325, $82,764 and $121,127, respectively.

The estimated aggregate amortization expense for capitalized software development costs for each of the five succeeding fiscal years is as follows:

Year ending
March 31,	Amount
2007	$104,365
2008	63,785
2009	12,223
2010	-
2011	-
Total	$180,373

Trademarks and patents

Trademarks and patents are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the trademarks and patents. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of March 31, 2004 as the Company abandoned the pursuance of certain trademarks; the result was an impairment loss of $2,543 that is included in other expenses. The Company has not tested its intangible assets for impairment subsequent to 2004 as there have been no events or changes in circumstances that would indicate that the intangible assets have been impaired as the patents and trademarks are not product specific.

The amortization of trademarks and patents for the years ended March 31, 2006, 2005 and 2004 was $7,236, $4,129 and $3,761, respectively.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The estimated aggregate amortization expense for trademarks and patents for each of the five succeeding fiscal years is as follows:

Year ending
March 31,	Amount
2007	$7,328
2008	7,328
2009	7,328
2010	7,328
2011	7,328
Total	$36,640

Advertising expense

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $-0-, $14,735 and $11 for the years ended March 31, 2006, 2005 and 2004, respectively.

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

During the years ended March 31, 2006, 2005 and 2004, approximately $685,000 (57.7%), $319,000 (33.1%), and $429,000 (23.53%), respectively, of the Company’s total sales were derived from one, three and two customers respectively. At March 31, 2006, 2005, 2004 approximately $169,000 (79%), $38,000 (36%) and $20,000 (14%), respectively, accounted for a material portion of accounts receivable.

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

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Prior to the year ended March 31, 2006, the majority of the Company’s revenue consisted of revenue sharing receipts. Revenue sharing income is recognized when the voice dialing services are provided, generally monthly. During the year ended March 31, 2006, the majority of the Company’s revenue consisted of the ringback service equipment purchases and installation. The Ringback product is a service that allows for the playing of a song, message, or other audible during the usual “ring ring” heard until a phone is answered.

The amount of sales by product segment, for the years ended March 31, 2006, 2005 and 2004, were as follows:

Product	2006	2005	2004
Voice Activated Dialing	$386,308	$850,107	$1,578,508
Push 2 Connect Conferencing	230	6,760	39,674
Telephone Receptionist	1,882	1,960	11,008
Smart Business Line	2,570	2,370	2,220
Personal Assistant	-	-	253
Family Friends Smart Line	-	-	122
Customer Application Services	-	48,695	-
Downloadable Content	23,571	2,707	-
Rockin Ringback	685,112	-	-
Subscriber Notification System	88,410	-	-
Total revenue	$1,188,083	$912,599	$1,631,785

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

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. Since the Company incurred a loss from operations for the years ended March 31, 2006, 2005 and 2004, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 29,806,567, 28,293,604 and 18,384,993 for the years ended March 31, 2006, 2005 and 2004, respectively.

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

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130, the Company presents a statement of operations that includes other comprehensive income when applicable. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders’ equity. There were no transactions related to other comprehensive income for the two years ended March 31, 2006.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company previously adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss in the amount of $-0-, $-0- and $2,543 was recognized during the years ended March 31, 2006, 2005, and 2004, respectively.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." This statement will require the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will be effective for awards that are granted, modified or settled in cash during the first interim or annual financial periods of the registrants first fiscal year beginning after December 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. This standard will be adopted during the first quarter of 2006; however, management has not yet determined what impact this statement will have on the Company's financial position or results of operations.

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

Note C - Notes payable:

Notes payable consist of the following:

	2006	2005
Note payable, 6% interest rate. Principal and interest payable monthly. Note maturity date is March 1, 2007. Note is unsecured.	$14,144	$27,459
Less current portion	14,144	13,315
Total	$-	$14,144

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note C - Notes payable (continued):

Maturities under note payable agreements are as follows:

Year ending
March 31,	Amount
2007	$14,144
Total	$14,144

Interest expense charged to operations related to the notes payable was $1,288, $4,788 and $5,016 for the years ended March 31, 2006, 2005 and 2004, respectively.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three year term of the Debentures as additional interest expense. Amortization for the year ended March 31, 2006 and 2005, was $142,472 and $-0-, respectively. The loan costs incurred on the issuance of the Debentures amounted to $2,430.

Note E - Common stock:

Stock purchase warrants

At March 31, 2006 the Company had outstanding warrants to purchase 16,242,285 shares of the Company's common stock at prices that ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through March 31, 2010. At March 31, 2006, 16,242,285 shares of common stock were reserved for that purpose.

Common stock reserved

At March 31, 2006, shares of common stock were reserved for the following purposes:

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	1,791,667
Exercise of stock warrants	16,242,285
18,033,952

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS
Note F - Employee stock option plans:

1994 Plan

On November 1, 1994, the Company adopted a stock award and incentive plan (“1994 Plan”) which permitted the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The 1994 Plan expired October 31, 2004. At March 31, 2005 there were 5,000 shares still outstanding so the Plan did not expire as a whole, until the expiration of the outstanding shares in April 2005. The 1994 Plan reserved 450,000 shares of common stock for grant and provided that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the Plan.

Under the terms of the 1994 Plan, options granted could be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, could not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option would be exercisable only to the extent the underlying option was exercisable and the grant price was equal to the exercise price of the underlying option. At March 31, 2006, the Plan had expired and there were no options outstanding. No stock appreciation rights had been granted at March 31, 2006.

As of March 31, 2006, 112,868 of these options were exercised, 533,882 were forfeited and 5,000 were expired. At March 31, 2006, the remaining weighted average contractual life was 0 years.

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

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2006, options to purchase 1,473,667 shares at an exercise price of $0.12 to $0.20 per share were outstanding. No stock appreciation rights had been granted at March 31, 2006.

As of March 31, 2006, 208,333 options have been exercised, 1,159,825 have been forfeited, 294,750 expired, 1,473,667 remain outstanding, and 1,198,667 were vested and exercisable. At March 31, 2006, the remaining weighted average contractual life was 7.8 years.

Employee warrants

As of March 31, 2006, none of the employee warrants have been exercised or forfeited, 3,055,000 expired, 2,660,000 remain outstanding, and 2,660,000 were vested and exercisable. At March 31, 2006, the remaining weighted average contractual life was approximately 3.1 years.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants:

The per share weighted-average fair value of stock options granted was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.10% - 4.18%	3.15% - 4.02%	1.00%
Expected life	3 - 5years	5 years	1.0 - 2.5 years
Expected volatility	179% - 266%	185% - 209%	133% - 145%

The Company applies APB Opinion No. 25 in accounting for its plan for stock options and warrants (as described in Note F) and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company’s common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below:

	2006	2005	2004
Net loss :
As reported	$(1,239,731)	$(998,354)	$(326,937)
Less total compensation expense determined under fair value based method for all awards, net of tax effects	(200,560)	(179,284)	(51,449)
Proforma net loss	$(1,440,291)	$(1,177,638)	$(378,386)
Loss per common share:
As reported	$(0.04)	$(0.04)	$(0.02)
Proforma	$(0.05)	$(0.04)	$(0.02)

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Following is a summary of the stock award and incentive plans:

	1994 stock award and incentive plan (1994 Plan)
	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	5,000	$0.50	5,000	$0.50	252,000	$0.98
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	(247,000)	0.50
Expired	(5,000)	0.50	-	-	-	-
Outstanding at end of year	-	$-	5,000	$0.50	5,000	$0.50
Options exercisable at end of year	-	$-	5,000	$0.50	5,000	$0.50

	2000 stock award and incentive plan (2000 Plan)
	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	1,613,667	$0.12	702,000	$0.50	1,163,875	$1.29
Granted	-	-	1,230,000	0.12	330,000	0.50
Exercised	-	-	(208,333)	0.12	-	-
Forfeited	(140,000)	0.12	(110,000)	0.12	(497,125)	0.73
Cancelled	-	-	-	-	-	-
Expired	-	-	-	-	(294,750)	1.20
Outstanding at end of year	1,473,667	$0.12	1,613,667	$0.12	702,000	$0.50
Options exercisable at end of year	686,167	$0.12	763,667	$0.12	543,563	$0.50
Weighted average fair value

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Following is a summary of warrants issued to employees:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	2,460,000	$0.14	215,000	$1.44	795,000	$1.09
Granted	200,000	0.15	5,300,000	0.15	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	(3,055,000)	0.18	(580,000)	0.95
Outstanding at end of year	2,660,000	$0.14	2,460,000	$0.14	215,000	$1.44
Warrants exercisable at end of year	2,660,000	$0.14	1,460,000	$0.12	215,000	$1.44
Weighted average fair value of warrants granted during the year		$0.13		$0.10		$-

Note H - Stock warrants:

During the years ended March 31, 2006, 2005 and 2004, the Company issued 200,000, 250,000 and 250,000 warrants to certain service providers and business partners at exercise prices ranging from $0.10 to $3.53. The warrants can be exercised at any time and expire at various dates through March 3, 2010.

In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. For the years ended March 31, 2006, 2005 and 2004, the Company recognized $16,038, $-0- and $8,145, respectively, as compensation expense and $-0- as stock issuance cost during the years ended March 31, 2006, 2005 and 2004 related to warrants issued to non-employees.

As of March 31, 2006, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; 1,317,500 have expired; and 500,535 remain outstanding, of which 500,535 were vested and exercisable. At March 31, 2006, the remaining weighted average contractual life was approximately 1.9 years.

For the years ended March 31, 2006, 2005 and 2004, the Company issued -0-, 11,412,500 and -0- warrants, respectively, in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the years ended March 31, 2006, 2005 and 2004.

As of March 31, 2006, 1,022,493 of the total warrants issued for stock offerings have been exercised; none have been forfeited; 578,215 have expired; and 13,081,750 remain outstanding, of which 13,081,750 were vested and exercisable. At March 31, 2006, the remaining weighted average contractual life was approximately 3.1 years.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.75	3.15% - 4.18%	1.48%
Expected life	3 years	5 years	1.75 years
Expected volatility	144%	201% - 209%	76%

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	550,535	$1.11	618,035	$1.17	756,035	$1.76
Granted	200,000	0.10	250,000	0.14	250,000	0.10
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(250,000)	0.10	(317,500)	0.46	(388,000)	1.91
Outstanding at end of year	500,535	$1.21	550,535	$1.11	618,035	$1.17
Warrants exercisable at end of year	550,535	$1.21	550,535	$1.11	618,035	$1.17
Weighted average fair value of warrants granted during the year		$0.08		$0.03		$0.03

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

The following is a summary of warrants issued in connection with stock offerings:

2006		2005		2004
	Weighted		Weighted		Weighted
	average		average		average
Number of	exercise	Number of	exercise	Number of	exercise
shares	price	shares	price	shares	price

Outstanding at beginning of year	13,367,465	$0.36	2,247,465	$1.75	2,532,668	$1.64
Granted	-	-	11,412,500	0.12	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(285,715)	2.63	(292,500)	1.38	(285,203)	1.82
Outstanding at end of year	13,081,750	$0.31	13,367,465	$0.36	2,247,465	$1.75
Warrants exercisable at end of year	13,081,750	$0.31	13,367,465	$0.36	2,247,465	$1.75
Weighted average fair value of warrants granted during the year		$-		$0.12		$-

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note G):

	2006		2005		2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at beginning of year	16,378,000	$0.35	3,080,500	$1.61	4,083,703	$1.67
Granted	400,000	0.13	16,962,500	0.13	250,000	0.10
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(535,715)	1.45	(3,665,000)	0.30	(1,253,203)	1.44
Outstanding at end of year	16,242,285	$0.31	16,378,000	$0.35	3,080,500	$1.61
Warrants exercisable at end of year	16,242,285	$0.31	15,378,000	$0.36	3,080,500	$1.61
Weighted average fair value of warrants granted during the year		$0.11		$0.11		$0.03

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

The provision for income taxes as of March 31 consists of:

	2006	2005	2004
Current income taxes	$-	$-	$-

Change in deferred income taxes due to temporary differences	-	-	-
	$-	$-	$-

The provision for income taxes for the years ended March 31, 2006, 2005 and 2004, differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2006	2005	2004
Computed “expected” tax benefit	$(422,000)	$(339,000)	$(111,000)
Nondeductible items	32,000	2,000	3,000
Temporary differences	17,000	27,000	(6,000)
Net operating loss carry-forward	373,000	310,000	114,000
Provision for income taxes	$-	$-	$-

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS
Note I - Income taxes (continued):

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2006	2005	2004
Accumulated depreciation	$(96,000)	$(80,000)	$(57,000)
Gross deferred tax liabilities	$(96,000)	$(80,000)	$(57,000)
Stock compensation	$31,000	$-	$3,000
Accounts receivable	2,000	-	2,000
Accrued liabilities	-	-	3,000
Net operating loss carry-forward	6,463,000	6,091,000	5,724,000
Gross deferred tax assets	$6,496,000	$6,091,000	$5,732,000
Valuation allowance	(6,400,000)	(6,011,000)	(5,675,000)
	$96,000	$80,000	$57,000
Net deferred tax as sets	$-	$-	$-
The change in the deferred tax valuation allowance is as follows :	$389,000	$336,000	$115,000

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2006, a net operating loss carry-forward of approximately $19,010,000, which can be used to offset future taxable income through the year 2026. Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note J - Commitments:

The Company leases its office facilities and some office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2006:

Year ending
March 31,	Amount
2006	$55,705
2007	53,820
2008	40,365
2009	-
2010	-
$149,890

Total rent expense charged to operations was $60,341, $61,424 and $201,949 for the years ended March 31, 2006, 2005 and 2004, respectively.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS
Note K - Extinguishment of debt:

During the year ended March 31, 2004, the Company negotiated settlements of amounts owed to certain holders of notes payable by the Company. The negotiated settlements resulted in a reduction of the Company’s notes and accrued interest payable in the amount of $81,685 for the year ended March 31, 2004. During the year ended March, 31, 2005, the Company negotiated settlements of amounts owed to certain vendors and holders of notes payable by the Company in the amount of $64,573.

Note L - Going concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant operating losses in the current and prior years. As shown in the accompanying financial statements, the Company has incurred net losses of $1,239,731, $998,354 and $326,937 for the years ended March 31, 2006, 2005 and 2004, respectively. The Company also has negative cash flows from operations of $829,882, $706,908 and $55,328 for the years ended March 31, 2006, 2005 and 2004, respectively. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management’s plans in regard to this matter are described below.

Management projects working capital needs to be approximately $1,200,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. The Company will be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If the Company is unable to secure such funding, the Company would be forced to rely on existing cash and cash from operations which would greatly impact their ability to complete product development and product rollout until such time as necessary funds were secured.

Note M - Subsequent events:

During April 2006, the accrued interest associated with the convertible debentures payable was converted to common stock at a rate of $.07 per share.

On April 27, 2006 at the Annual Meeting of the Stockholders, the stockholders voted to amend the Company’s 2000 Stock Plan for Incentive Stock Options and Other Equity Participation to increase the shares reserved for issuance under the Plan from 2 million to 5 million shares.

On April 27, 2006 at the Annual Meeting of the Stockholders, the stockholders voted to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value, from 50 million to 100 million.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 8A. Controls and Procedures

1. Evaluation of disclosure controls and procedures. As of the end of the reporting period, March 31, 2006, we carried out an evaluation, under the supervision and with the participation of Chief Executive Officer, who also acts as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

2. Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended March 31, 2006 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The Board of Directors currently consists of four (4) people. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director
Mary G. Merritt	49	Director, Chief Executive Officer, Executive VP-Finance and Secretary/Treasurer	1994

Scott V. Ogilvie	52	Director	2000

Todd Parker	42	Director	2005

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

Mr. Ogilvie was elected as a director of Preferred Voice in February 20, 2000. Mr. Ogilvie is a Managing Director with Capital Investment Company and has been so since September of 2000. From January 1998 to 2000, Mr. Ogilvie was employed by Classic Residence by Hyatt as Managing Director of Development-Western Division. From 1993 through 1998, Mr. Ogilvie was a partner in the John Buck Company, a full service real estate brokerage, development and property management company. Mr. Ogilvie is a member of our Audit Committee.

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

The Board of Directors has adopted a code of business ethics that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, by writing or telephoning the Company at Preferred Voice, Inc., 6500 Greenville Avenue, Suite 570, Dallas, Texas 75206, 214-265-9580, Attn: Secretary.

Item 10. Executive Compensation

The following tables set forth the compensation paid by the Company to certain executive officers during the fiscal years ended March 31, 2006, 2005, and 2004.

Annual Compensation
Long Term Compensation
Name/Principal Position	Year Ending March 31	Salary	Bonus	Other Annual Compensation	Securities Underlying Options Warrants Granted

Mary G. Merritt Chief Executive Officer, EVP - Finance	2006 2005 2004	$103,400 $99,430 $89,250	― ― ―	― ― ―	― 300,000 150,000
No other stock options or convertible securities were granted to the aforementioned executive officers during the fiscal years ended March 31, 2006, 2005, and 2004.

Option/SAR Grants in Fiscal Year 2006

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director during our fiscal year ended March 31, 2006.

Aggregated Option Exercises in Fiscal Year 2005 and March 31, 2005 Option Values

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended March 31, 2006.

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,473,667	$0.12	318,000
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	1,473,667	$0.12	318,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the close of business on June 23, 2006, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or “group” (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 23, 2006.

Beneficial Ownership (1), (2)
Name of Beneficial Owner	Number of Shares	Percentage

Mary G. Merritt(3)	2,218,574	7.09%
Scott Ogilvie(4)	290,000	*
Todd Parker(5)	1,250,000	4.01%
Leslie Melzer(6)	2,361,500	7.56%
JMG Capital Partners, L.P.(7)	4,455,155	13.77%
JMG Triton Offshore Fund Ltd.(8)	4,452,155	13.76%
J. Steven Emerson(9)	6,765,286	20.21%
Bristol Investment Fund, Ltd.(10) G. Tyler Runnels(11)	2,630,714 4,484,583	8.31% 13.57%
All Directors and executive officers as a group (six persons)(16)	3,758,574	12.04%

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

2)
Based on 30,651,539 shares outstanding on June 23, 2006. Shares of common stock subject to options that are exercisable within 60 days of June 23, 2006, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)	Includes 505,000 shares issuable upon exercise of warrants, 145,667 issuable upon exercise of employee stock options, 30,000 shares held by minor children.
4)	Includes 290,000 shares issuable upon exercise of warrants.
5)	Includes 500,000 shares issuable upon exercise of warrants.
6)	Includes 180,000 issuable upon exercise of warrants and 400,000 shares issuable upon exercise of warrants held by Paragon Ranch, Inc.
7)
Includes 1,700,000 shares issuable upon exercise of warrants. JMG Capital Partners’ address is 11601 Wilshire Blvd, Suite 2180, Los Angeles, California 90025. JMG Capital Partners has advised us that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and is the natural person with sole voting power over the shares held by JMG Capital Partners.

8)
Includes 1,700,000 shares issuable upon exercise of warrants. JMG Triton Offshore Fund Ltd.’s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.

9)	Includes 3,635,286 shares held in Mr. Emerson’s retirement accounts and 2,830,000 shares issuable upon exercise of warrants held in Mr. Emerson’s retirement accounts.
10)
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

11)
Includes 781,460 shares issuable upon exercise of warrants, 1,231,217 shares held by The Runnels Family Trust and 857,000 shares issuable upon exercise of warrants held by The Runnels Family Trust, and 715,714 shares held by High Tide, LLC and 750,000 shares issuable upon exercise of warrants held by High Tide, LLC for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC.

12)	Includes the shares described in footnotes 3 through 5.

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

On May 18, 2004 we issued Mary Merritt a warrant to purchase 175,000 shares of our common stock at an exercise price of $.12 per share to be exercised on or before May 18, 2009. The warrants were issued related to her management contribution during fiscal year ended March 31, 2004.

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

On September 7, 2005 we issued G. Ray Miller and Scott Ogilvie, each warrants to purchase 100,000 shares of our common stock at an exercise price of $.15 per share on or before September 7, 2008 related to their positions as directors of the company.

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

Item 13. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)
3.6(1)	Bylaws of the registrant (Exhibit 3.4)
10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)
10.2(5)	Volume License Agreement between Philips Speech Processing North America, a division of Philips Electronics North America Corporation and Preferred Voice, Inc. (Exhibit 10.31)
10.3(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)
10.4(6)	Form of Warrant Certificate (Exhibit 10.2)
10.5(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)
10.6(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.7(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)
10.8(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)
10.9(8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.10(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
10.11(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
10.12(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.13(11)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
23^	Consent of Philip Vogel & Co. PC
31.1 32.1^	Section 302 Certification Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^ Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to Form 10-KSB for the period ended March 31, 2000, filed by us with the Securities and Exchange Commission.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.
(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.
(12)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2005.
(13)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2005.
(14)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2005.
(15)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2006.

Item 14. Principal Accountant Fees and Services

Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended March 31, 2005 and 2006:

	2005	2006
Audit Fees (a)	$30,300	$30,000
Audit-Related Fees (b)	$0	$0
Tax Fees (c)	$0	$0
All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Audit Committee has established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended March 31, 2006, 100% of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

By: /s/ Mary G. Merritt
Date: July 14, 2006	Mary G. Merritt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt Mary G. Merritt	Chairman and Chief Executive Officer (Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)	July 14, 2006
/s/ Todd Parker Todd Parker	Director	July 14, 2006
/s/ Scott Ogilvie Scott Ogilvie	Director	July 14, 2006