Form 10KSB/A
period 2006-03-31
PREFERRED VOICE INC
filed 2006-07-18
CIK 946822

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 23, 2006 was approximately $ 1,230,244. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 23, 2006, there were 30,651,539 shares of the common stock, $0.001 par value, of the registrant issued and 30,629,039 shares outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-KSB for Preferred Voice, Inc. (the “Company”) for the year ended March 31, 2006 is being filed to add Exhibit 32.1, Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The SARBANES-OXLEY ACT Of 2002. This Form 10-KSB/A does not update any of the disclosures contained in the original filing to reflect any events that occurred at a later date. Further, the filing of this 10-KSB/A does not constitute an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

Date: July 18, 2006	By:	/s/ Mary G. Merritt
Mary G. Merritt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt Mary G. Merritt	Chairman and Chief Executive Officer (Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)	July 18, 2006
/s/ Todd Parker Todd Parker	Director	July 18, 2006
/s/ Scott Ogilvie Scott Ogilvie	Director	July 18, 2006