Form 10QSB
period 2006-06-30
PREFERRED VOICE INC
filed 2006-08-14
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended June 30, 2006.
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
Yes X            No __

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practical date.

Common Stock, $ 0.001 Par Value - 30,629,039 shares as of August 10, 2006.

Transitional Small Business Format Yes__      No X

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2006 AND MARCH 31, 2006

	June 30, 2006 (unaudited)	March 31, 2006 (audited)

Assets

Current assets:
Cash and cash equivalents	$57,995	$209,466
Accounts receivable, net of allowance for doubtful
accounts of $5,325 and $5,325, respectively	123,703	210,392

Total current assets	$181,698	$419,858

Property and equipment:
Computer equipment	$1,365,066	$1,414,809
Furniture and fixtures	22,317	22,317
Office equipment	29,028	29,443

	$1,416,411	$1,466,569
Less accumulated depreciation	1,062,840	1,091,236

Net property and equipment	$353,571	$375,333

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,077,341 and $1,050,760, respectively	$162,554	$180,845
Deposits	4,485	4,485
Trademarks and patents, net of accumulated
amortization of $18,777 and $16,945, respectively	102,629	104,461

Total other assets	$269,668	$289,791

Total assets	$804,937	$1,084,982

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	June 30,	March 31,
	2006	2006
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$138,131	$191,147
Accrued operating expenses	63	34
Accrued vacation	11,215	7,802
Accrued payroll and payroll taxes	16,934	19,255
Accrued interest	14,625	58,500
Current portion- notes payable	10,690	14,144

Total current liabilities	$191,658	$290,882

Long-term liabilities:
Debentures payable - net of discounts	$725,674	$690,056

Commitments and contingencies (Note F)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 30,651,540
and 29,815,826 shares issued, respectively	$30,652	$29,816
Additional paid-in capital	19,715,788	19,400,624
Accumulated deficit	(19,857,329)	(19,324,890)
Treasury stock- 22,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(112,395)	$104,044

Total liabilities and stockholders' equity (deficit)	$804,937	$1,084,982

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2006	2005
	(unaudited)	(unaudited)

Net sales	$230,213	$142,123

Cost of sales	138,450	123,857

Gross profit	$91,763	$18,266

General and administrative expenses	$317,893	$379,008

Loss from operations	$(226,130)	$(360,742)

Other income (expense):
Interest expense	$(309,148)	$(50,642)
Gain on sale of assets	2,842	18,758

Total other income (expense)	$(306,306)	$(31,884)

Loss from operations before income taxes	$(532,436)	$(392,626)

Provision for income taxes	-	-

Net loss	$(532,436)	$(392,626)

Per share amounts:
Loss from operations	$(0.02)	$(0.01)

Net loss	$(0.02)	$(0.01)

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$316,902	$136,718
Cash paid to suppliers and employees	(432,487)	(518,613)
Interest paid	(1,406)	(36,017)

Net cash used by operating activities	$(116,991)	$(417,912)

Cash flows from investing activities:
Capital expenditures	$(85,481)	$(62,841)
Proceeds from sale of assets	54,455	24,000

Net cash used by investing activities	$(31,026)	$(38,841)

Cash flows from financing activities:
Repayment of note payable	$(3,454)	$(3,251)

Net cash used by financing activities	$(3,454)	$(3,251)

Net decrease in cash and cash equivalents	$(151,471)	$(460,004)

Cash and cash equivalents:
Beginning of period	209,466	1,135,164

End of period	$57,995	$675,160

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	2006	2005
	(unaudited)	(unaudited)

Reconciliation of net loss to net cash
used by operating activities:

Net loss	$(532,436)	$(392,626)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	$75,753	$132,640
Gain on sale of assets	(2,844)	(18,759)
Intrinsic value of beneficial interest	257,500	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	86,689	(5,405)
Decrease in prepaid expenses	-	1,380
Decrease in accounts payable	(53,016)	(125,711)
Increase (decrease) in accrued expenses	51,363	(9,431)

Total adjustments	$415,445	$(25,286)

Net cash used by operating activities	$(116,991)	$(417,912)

Schedule of noncash financing activities:
Issuance of stock for accrued interest payable on
convertible debentures	$58,500	$-
Intrinsic value of beneficial interest	$257,500	$-

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2006, Form 10KSB and should be read in conjunction with the financial statements for the three months ended June 30, 2006, contained herein.

The financial information included herein as of June 30, 2006, and for the three-month periods ended June 30, 2006 and 2005, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the period.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $6,720 and $7,525 as of June 30, 2006 and March 31, 2006, respectively.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended June 30, 2006 and 2005, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 30,605,111 and 29,769,530 for the three months ended June 30, 2006 and 2005, respectively.

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

Stock-based compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement now requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award.

The Company has adopted the Modified Prospective Application method of accounting and disclosing transition to this new accounting policy. Under this method, this statement applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of April 1, 2006, would be recognized as the requisite service is rendered after March 31, 2006. The compensation cost for those earlier awards would be attributed to periods beginning after March 31, 2006. The Company did have options outstanding as of April 1, 2006, for which the requisite service had not been performed, but the service was not performed during the three months ended June 30, 2006.

There was no compensation expense recognized during the three months ended June 30, 2006 as there were no options issued or requisite service fulfilled during the three-month period.

Note C - Notes payable:

Notes payable consist  of the following:

	June 30, 2006	March 31, 2006

Note payable, 6% interest rate. Principal and interest due in monthly installments through March 1, 2007. Note is unsecured.	$10,690	$14,144

Less current portion	10,690	14,144

	$-	$-

Interest expense charged to operations related to notes payable was $197 and $399, for the three months ended June 30, 2006 and 2005, respectively.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 9,750,000 shares of the Company’s common stock at a price of $0.10 per share at which time the authorized shares increases to 65,000,000 shares. The Company recorded the intrinsic value of the beneficial conversion of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006. The investors also received warrants to purchase an additional 4,875,000 shares of common stock with an exercise price of $0.12 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization was $35,618 for three months ended June 30, 2006 and 2005.

Note E - Common stock:

Stock purchase warrants

At June 30, 2006, the Company had outstanding warrants to purchase 15,148,135 shares of the Company's common stock at prices which ranged from $0.10 per share to $3.53 per share. The warrants are exercisable at any time and expire through March 31, 2010. At June 30, 2006, 15,148,135 shares of common stock were reserved for that purpose.

Common stock reserved

At June 30, 2006, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	15,148,135

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	4,791,667

19,939,802

Note F - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2006:

Year ending
March 31,	Amount

2007	$53,820
2008	40,365
2009	-
2010	-
2011	-

$94,185

Total rent expense charged to operations was $14,240 and $15,077 for the three months ended June 30, 2006 and 2005, respectively.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note G - Going concern:

Management projects working capital needs to be approximately $1,200,000 for the year ended March 31, 2007 for corporate overhead and equipment purchases to continue to deploy services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the year. Such projections were based on revenue trends from current customers and customers which were already under contract utilizing the revenue rates that have been experienced over the six-month period ended March 31, 2006, with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. The Company will be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If the Company is unable to secure such funding, the Company would be forced to rely on existing cash and cash from operations which would greatly impact their ability to complete product development and product rollout until such time as necessary funds were secured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-KSB for the fiscal year ended March 31, 2006. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

Even though we believe voice activated products have viability in the telecommunications arena, we have concentrated our last two years of development efforts on the growing trend in mobile entertainment. We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of August 10, 2006 we had ten carriers providing our voice dialing service. Additionally, we had two carrier customers providing ringback service through our My Phone Services Suite platform with a possible 2.2 million addressable customer base. We have an additional carrier in implementation phase that we believe will launch ringback in the fourth quarter of 2006.

We have focused the last twenty-four months on converting our systems structure to a robust data base system which will allow for scalability and the addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

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

Results of Operations

We recorded a net loss of $532,436 or $0.02 per share, for the period ended June 30, 2006, compared to a net loss of $392,626 or $0.01 per share, for the period ended June 30, 2005.

Total Sales

Total revenue for the period ended June 30, 2006, was $230,213 compared to $142,123 for the period ended June 30, 2005.

We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate in the fiscal year ending March 31, 2007. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the period ended June 30, 2006 was $138,450 compared to $123,857 for the period ended June 30, 2005. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the period ended June 30, 2006 were $317,893 compared to $379,008 for the period ended June 30, 2005. The decrease reflects overhead cost reductions initiated in 2005. We expect that selling, general and administrative expenses will remain steady through fiscal year 2006, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended June 30, 2006 and 2005, software development costs capitalized were $8,290 and $10,410 respectively. The amortization of capitalized software development costs for the periods ended June 30, 2006 and 2005 was $28,413 and $24,917 respectively.

Other Income and Expense

During the period ended June 30, 2006 and 2005, the Company made a sale of excess equipment that generated net revenue of $2,842 and $18,758.

Income Taxes

As of June 30, 2006, we had cumulative federal net operating losses of approximately $19.1 million, which can be used to offset future income subject to federal income tax through the fiscal year 2026. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2006 were approximately $57,995, a decrease of $151,471 from $209,466 at March 31, 2006. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer, who also acts as our Chief Financial Officer, of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer of the Company has concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2006 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our Stockholders met for the 2006 Annual Meeting of the Stockholders on April 27, 2006

At that meeting, the following directors were elected : Mary G. Merritt, Scott V. Ogilvie and Todd Parker. Set forth in the following chart are the matters voted upon and the votes cast for, against or withheld, as well as abstentions and broker non-votes, on each such matter:

Proposals	For	Withhold/ Against	Abstain	Broker Non- Votes

Directors:
Mary G. Merritt	17,769,180	147,925
Scott V. Ogilvie	17,764,580	152,525
Todd Parker	17,769,180	147,925
Latif Nathani	5,743,546	12,173,559

Amend Company’s 2000 Stock Plan for Incentive Stock Options and Other Equity Participation, as amended	16,415,372	1,457,033	44,700	0
Increase of Authorized shares from 50,000,000 to 100,000,000	16,512,520	1,370,585	34,000	0

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

PREFERRED VOICE, INC.

August 14, 2006	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)