Form 10QSB
period 2006-09-30
PREFERRED VOICE INC
filed 2006-11-14
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-QSB

{ X }    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended September 30, 2006.
or
{   }    Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Transition Period From _____________to _____________

Commission File Number 33-92894

PREFERRED VOICE, INC.

Delaware	75-2440201
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas, TX	75206
(Address of Principal Executive Offices)	(Zip Code

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $ 0.001 Par Value - 30,651,540 shares as of November 10, 2006.

Transitional Small Business Format    Yes ☐     No ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

	September 30,	March 31,
	2006	2006
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$1,102,256	$209,466
Accounts receivable, net of allowance for doubtful
accounts of $5,325 and $5,325, respectively	81,627	210,392
Current portion deferred loan cost	8,429	-

Total current assets	$1,192,312	$419,858

Property and equipment:
Computer equipment	$1,243,103	$1,414,809
Furniture and fixtures	22,317	22,317
Office equipment	28,393	29,443

	$1,293,813	$1,466,569
Less accumulated depreciation	982,641	1,091,236

Net property and equipment	$311,172	$375,333

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,103,938 and $1,050,760, respectively	$136,518	$180,845
Deposits	4,485	4,485
Noncurrent portion deferred loan cost	16,856	-
Trademarks and patents, net of accumulated
amortization of $51,045 and $16,945, respectively	71,048	104,461

Total other assets	$228,907	$289,791

Total assets	$1,732,391	$1,084,982

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	September 30,	March 31,
	2006	2006
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$142,444	$191,147
Accrued operating expenses	88	34
Accrued vacation	12,338	7,802
Accrued payroll and payroll taxes	64,225	19,255
Accrued interest	29,250	58,500
Current portion - notes payable	7,183	14,144

Total current liabilities	$255,528	$290,882

Long-term liabilities:
Debentures payable - net of discounts	$1,649,315	$690,056

Commitments and contingencies (Note F)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 30,651,540
and 29,815,826 shares issued, respectively	$30,652	$29,816
Additional paid-in capital	20,023,049	19,400,624
Accumulated deficit	(20,224,647)	(19,324,890)
Treasury stock - 22,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(172,452)	$104,044

Total liabilities and stockholders' equity (deficit)	$1,732,391	$1,084,982

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$134,456	$364,669	$105,962	$248,085

Cost of sales	113,385	251,835	113,875	237,732

Gross profit	$21,071	$112,834	$(7,913)	$10,353

General and administrative expenses	$337,742	$655,635	$345,534	$724,542

Loss from operations	$(316,671)	$(542,801)	$(353,447)	$(714,189)

Other income (expense):
Interest expense	$(51,730)	$(360,878)	$(50,840)	$(101,482)
Gain on sale of assets	1,083	3,925	-	18,758

Total other income (expense)	$(50,647)	$(356,953)	$(50,840)	$(82,724)

Loss from operations before income taxes	$(367,318)	$(899,754)	$(404,287)	$(796,913)

Provision for income taxes	-	-	-	-

Net loss	$(367,318)	$(899,754)	$(404,287)	$(796,913)

Per share amounts:
Loss from operations	$(0.01)	$(0.03)	$(0.01)	$(0.03)

Net loss	$(0.01)	$(0.03)	$(0.01)	$(0.03)

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$493,434	$270,155
Cash paid to suppliers and employees	(728,553)	(849,958)
Interest paid	(2,893)	(72,232)

Net cash used by operating activities	$(238,012)	$(652,035)

Cash flows from investing activities:
Capital expenditures	$(109,650)	$(129,385)
Proceeds from sale of assets	77,413	24,000

Net cash used by investing activities	$(32,237)	$(105,385)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and warrants	$1,170,000	$-
Repayment of note payable	(6,961)	(6,552)

Net cash provided (used) by financing activities	$1,163,039	$(6,552)

Net increase (decrease) in cash and cash equivalents	$892,790	$(763,972)

Cash and cash equivalents:
Beginning of period	209,466	1,135,164

End of period	$1,102,256	$371,192

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	2006	2005
	(unaudited)	(unaudited)

Reconciliation of net loss to net cash
used by operating activities:

Net loss	$(899,754)	$(796,913)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	$178,062	$265,187
Gain on sale of assets	(3,927)	(18,758)
Intrinsic value of beneficial interest	257,500	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	128,765	22,070
Decrease in prepaid expenses	-	2,759
Decrease in accounts payable	(48,703)	(117,636)
Increase (decrease) in accrued expenses	150,045	(8,744)

Total adjustments	$661,742	$144,878

Net cash used by operating activities	$(238,012)	$(652,035)

Schedule of noncash financing activities:
Issuance of stock for accrued interest payable on
convertible debentures	$58,500	$-
Intrinsic value of beneficial interest	$257,500	$-
Proceeds allocated to warrants related to issuance of
convertible debt and warrants	$281,977	$-
Fair value of stock warrants issued in exchange for services	$25,285	$-

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2006, Form 10KSB and should be read in conjunction with the financial statements for the three and six months ended September 30, 2006 and 2005, contained herein.

The financial information included herein as of September 30, 2006, and for the three and six-month periods ended September 30, 2006 and 2005, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $6,720 and $7,525 as of September 30, 2006 and March 31, 2006, respectively.

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

Revenue recognition

For recognizing revenue, the Company applies the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition which was issued in December 2003. In most cases, the services being performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues are recognized when evidence of a completed transaction exists, generally when services have been rendered. In situations where the Company receives an initial payment for future services, the Company defers recognition of revenue, and recognizes the revenue over the life of the respective contract. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended September 30, 2006 and 2005, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 30,637,611 and 29,794,993 for the six months ended September 30, 2006 and 2005, respectively, and 30,651,540 and 29,815,826 for the three months ended September 30, 2006 and 2005, respectively.

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

Stock-based compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement now requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award.

The Company has adopted the Modified Prospective Application method of accounting and disclosing transition to this new accounting policy. Under this method, this statement applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of April 1, 2006, would be recognized as the requisite service is rendered after March 31, 2006. The compensation cost for those earlier awards would be attributed to periods beginning after March 31, 2006. The Company did have options outstanding as of April 1, 2006, for which the requisite service had not been performed, but the service was not performed during the six months ended September 30, 2006.

There was no compensation expense recognized during the six months ended September 30, 2006 as there were no options issued or requisite service fulfilled during the six-month period.

Note C - Notes payable:

Notes payable consist  of the following:

	September 30, 2006	March 31, 2006

Note payable, 6% interest rate. Principal and interest due in monthly
installments through March 1, 2007. Note is unsecured.	$7,183	$14,144

Less current portion	7,183	14,144

	$-	$-

Interest expense charged to operations related to notes payable was $340 and $748, for the six months ended September 30, 2006 and 2005, respectively, and $144 and $349 for the three months ended September 30, 2006 and 2005, respectively.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization was $71,236 for the six months ended September 30, 2006 and 2005 and $35,618 for three months ended September 30, 2006 and 2005.

On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 16,714,286 shares of the Company’s common stock at a price of $0.07 per share. The investors also received warrants to purchase an additional 8,357,144 shares of common stock with an exercise price of $0.10 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. No interest has been recognized on this transaction as of September 30, 2006.

835,714 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement. These warrants are exercisable at price of $0.10 per share and were valued using the relative fair market value at the date of issuance. The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost. No amortization has been recognized as of September 30, 2006.

Note E - Common stock:

Stock purchase warrants

At September 30, 2006, the Company had outstanding warrants to purchase 24,290,358 shares of the Company's common stock at prices which ranged from $0.10 per share to $2.50 per share. The warrants are exercisable at any time and expire through September 29, 2011. At September 30, 2006, 24,290,358 shares of common stock were reserved for that purpose.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E - Common stock (continued):

Common stock reserved

At September 30, 2006, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	24,290,358

Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	4,791,667

29,082,025

Note F - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2006:

Year ending
March 31,	Amount

2007	$55,705
2008	53,820
2009	40,365
2010	-
2011	-

$149,890

Total rent expense charged to operations was $28,183 and $30,319 for the six months ended September 30, 2006 and 2005, respectively, and $13,943 and $15,242 for the three months ended September 30, 2006 and 2005.

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

Overview

We began operations in May 1994 as a traditional 1+ long-distance reseller. Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997. Originally we focused on the development, testing, and deployment of voice activated telecommunications services that would allow any consumer the ability to “dial” their calls using their voice. Even though we believe voice activated products have viability in the telecommunications arena, we have concentrated our last two years of development efforts on the growing trend in mobile entertainment.

We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of November 10, 2006 we had eight carriers providing our voice dialing service. We have one carrier customers providing ringback service through our My Phone Services Suite platform with a possible 2.2 million addressable customer base. We have three additional carriers in implementation phase that we believe will launch ringback in the fourth quarter of 2006 or early 2007. Additionally, we have one carrier providing downloadable content through our download system.

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

Results of Operations

We recorded a net loss of $899,754 or $0.03 per share, for the six-month period ended September 30, 2006, compared to a net loss of $796,913 or $0.03 per share, for the six-month period ended September 30, 2005. For the three-month period ended September 30, 2006, we recorded a net loss of $367,318, or $.01 per share compared to a net loss of $404,287 or $.01 per share for the three-month period ended September 30, 2005.

Total Sales

Total revenue for the six-month period ended September 30, 2006, was $364,669 compared to $248,085 for the six-month period ended September 30, 2005. Total revenue for the three-month period ended September 30, 2006, was $134,456 compared to $105,962 for the three-month period ended September 30, 2005. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies, test agreements and billing our direct end-users for individual services.

We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate in the fiscal year ending March 31, 2007. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the six-month period ended September 30, 2006 was $251,835 compared to $237,732 for the six-month period ended September 30, 2005. Cost of sales for the three-month period ended September 30, 2006 was $113,385 compared to $113,875 for the three-month period ended September 30, 2005. Cost of sales consisted entirely of costs for network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2006 were $655,635 compared to $724,542 for the six-month period ended September 30, 2005. Selling, general and administrative expenses for the three-month period ended September 30, 2006 were $337,742 compared to $345,534 for the three-month period ended September 30, 2005. . We expect that selling, general and administrative expenses will remain steady through fiscal year 2007, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended September 30, 2006 and 2005, software development costs capitalized were $9,537 and $36,138 respectively. The amortization of capitalized software development costs for the periods ended September 30, 2006 and 2005 was $82,277 and $49,913 respectively.

Other Income and Expense

During the periods ended September 30, 2006 and 2005, the Company made a sale of excess equipment that generated one-time net revenue of $3,925 and $18,758 respectively.

Income Taxes

As of September 30, 2006, we had cumulative federal net operating losses of approximately $19.1 million, which can be used to offset future income subject to federal income tax through the fiscal year 2026. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2006 were approximately $1,102,256, an increase of $892,790 from $209,466 at March 31, 2006. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

On September 29, 2006, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 117 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000.00, and 71,428 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.10 for an aggregate of $1,170,000.

Due to uncertainties regarding a number of new customer contracts that are in the Company's sales pipeline, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements beyond the next twelve months. Even though the Company has been able to secure additional financing to provide current working capital, there is no assurance that the Company will be able to generate the required revenues to sustain its current working capital requirements or to raise additional debt or equity capital that may be required to meet its objectives in the future. The Company's challenging financial circumstances may make the terms, conditions, and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to further scale back its operations, including its efforts to complete new sales. The Company's short term needs for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer, who also acts as our Chief Financial Officer, of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer of the Company has concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).

Due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to merit the cost of these resources.

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2006 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Securities and Use of Proceeds
On September 29, 2006, we completed the sale of 117 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000.00, and 71,428 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.10. We are using the net proceeds of the sale of the Units for general working capital purposes. The convertible notes bear simple interest at 6% per annum payable on each September 29th, commencing September 29th, 2007 and on each conversion date. Each investor has the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share is initially $0.07, but is subject to customary adjustments for stock splits, stock dividends, reclassifications and similar transactions. In addition, the conversion price of the convertible notes will be adjusted in the event that the Company issues any common stock, including securities convertible into common stock and options or warrants to purchase common stock, at a price of less than $0.07 per share. The unconverted amount, if any, of the convertible notes is payable in full on September 29th, 2009. We issued an aggregate of 8,357,144 common stock purchase warrants exercisable until five years from the initial closing date at an initial exercise price of $0.10 per share. The exercise price of the warrants is subject to adjustments similar to those applicable to the convertible notes. The investors’ accreditation was determined by representations made by the respective investors regarding their accreditation in an investor questionnaire that accompanied each investor’s subscription agreement for the units purchased in the offering and we filed a Form D with the SEC and in those states where such filing was required. T.R. Winston & Company Incorporated acted as placement agent in connection with the sale of the Units and was granted warrants to purchase a number of shares of the Company’s $.001 par value common stock equal to ten percent (10%) of the total warrants issued in the offering, exercisable for five years thereafter at $.10 per share. The company is required to file a registration statement on the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants if at least a majority of the units requests it and more than 55% of the securities are included.
Mary Merritt, the Company’s Chief Executive Officer purchased 3 units in the offering on the same terms as investors not affiliated with the Company for a total purchase price of $30,000.

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

PREFERRED VOICE, INC.

November 13, 2006	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)