Form 10QSB
period 2006-12-31
PREFERRED VOICE INC
filed 2007-02-14
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended December 31, 2006.
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

Common Stock, $ 0.001 Par Value - 6,130,184 shares as of February 13, 2007.

Transitional Small Business Format Yes ☐ No ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND MARCH 31, 2006

	December 31,	March 31,
	2006	2006
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$767,049	$209,466
Accounts receivable, net of allowance for doubtful
accounts of $5,325 and $5,325, respectively	209,228	210,392
Inventory	75,730	-
Current portion deferred loan cost	8,428	-

Total current assets	$1,060,435	$419,858

Property and equipment:
Computer equipment	$1,180,041	$1,414,809
Furniture and fixtures	22,317	22,317
Office equipment	28,393	29,443

	$1,230,751	$1,466,569
Less accumulated depreciation	950,685	1,091,236

Net property and equipment	$280,066	$375,333

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,130,369 and $1,050,760, respectively	$118,376	$180,845
Deposits	4,485	4,485
Noncurrent portion deferred loan cost, net of accumulated
amortization of $2,107 and $0, respectively	14,749	-
Trademarks and patents, net of accumulated
amortization of $52,878 and $16,945, respectively	70,245	104,461

Total other assets	$207,855	$289,791

Total assets	$1,548,356	$1,084,982

	December 31,	March 31,
	2006	2006
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$175,626	$191,147
Accrued operating expenses	111	34
Accrued vacation	4,302	7,802
Accrued payroll and payroll taxes	25,140	19,255
Accrued interest	61,424	58,500
Current portion - notes payable	3,622	14,144

Total current liabilities	$270,225	$290,882

Long-term liabilities:
Debentures payable - net of discounts	$1,708,431	$690,056

Commitments and contingencies (Note F)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 5,963,165 shares issued, respectively	$6,130	$5,963
Additional paid-in capital	20,047,571	19,424,477
Accumulated deficit	(20,482,495)	(19,324,890)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(430,300)	$104,044

Total liabilities and stockholders' equity (deficit)	$1,548,356	$1,084,982

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2006	2006	2005	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$334,363	$699,032	$175,649	$423,734

Cost of sales	181,565	433,400	99,338	337,070

Gross profit	$152,798	$265,632	$76,311	$86,664

General and administrative expenses	$319,025	$974,661	$336,075	$1,060,617

Loss from operations	$(166,227)	$(709,029)	$(259,764)	$(973,953)

Other income (expense):
Interest expense	$(91,803)	$(452,681)	$(51,296)	$(152,778)
Gain on sale of assets	183	4,108	-	18,758

Total other income (expense)	$(91,620)	$(448,573)	$(51,296)	$(134,020)

Loss from operations before income taxes	$(257,847)	$(1,157,602)	$(311,060)	$(1,107,973)

Provision for income taxes	-	-	-	-

Net loss	$(257,847)	$(1,157,602)	$(311,060)	$(1,107,973)

Per share amounts:
Loss from operations	$(0.04)	$(0.19)	$(0.05)	$(0.19)

Net loss	$(0.04)	$(0.19)	$(0.05)	$(0.19)

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$700,196	$421,011
Cash paid to suppliers and employees	(1,245,260)	(1,180,159)
Interest paid	(3,406)	(2,049)

Net cash used by operating activities	$(548,470)	$(761,197)

Cash flows from investing activities:
Capital expenditures	$(69,467)	$(236,452)
Proceeds from sale of assets	16,042	24,000

Net cash used by investing activities	$(53,425)	$(212,452)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and warrants	$1,170,000	$-
Repayment of note payable	(10,522)	(9,907)

Net cash provided (used) by financing activities	$1,159,478	$(9,907)

Net increase (decrease) in cash and cash equivalents	$557,583	$(983,556)

Cash and cash equivalents:
Beginning of period	209,466	1,135,164

End of period	$767,049	$151,608

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	2006	2005
	(unaudited)	(unaudited)

Reconciliation of net loss to net cash
used by operating activities:

Net loss	$(1,157,602)	$(1,107,973)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	$235,533	$269,536
Gain on sale of assets	(4,110)	(18,758)
Intrinsic value of beneficial interest	257,500	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,164	(2,723)
Increase in inventory	(59,671)	-
Decrease in prepaid expenses	-	2,759
Decrease in accounts payable	(15,521)	(24,610)
Increase (decrease) in accrued expenses	194,237	120,572

Total adjustments	$609,132	$346,776

Net cash used by operating activities	$(548,470)	$(761,197)

Schedule of noncash financing activities:
Issuance of stock for accrued interest payable on
convertible debentures	$58,500	$-
Intrinsic value of beneficial interest	$257,500	$-
Proceeds allocated to warrants related to issuance of
convertible debt and warrants	$281,977	$-

Fair value of stock warrants issued in exchange for services	$25,284	$-

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2006, Form 10KSB and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2006 and 2005, contained herein.

The financial information included herein as of December 31, 2006, and for the three and nine-month periods ended December 31, 2006 and 2005, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

Inventory, consisting primarily of ringback platforms and their related components, is stated at the lower of cost or market.

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

PREFERRED VOICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $6,907 and $7,525 as of December 31, 2006 and March 31, 2006, respectively.

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

PREFERRED VOICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended December 31, 2006 and 2005, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 6,129,672 and 5,960,696 for the nine months ended December 31, 2006 and 2005, respectively, and 6,130,257 and 5,963,165 for the three months ended December 31, 2006 and 2005, respectively.

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

The Company has adopted the Modified Prospective Application method of accounting and disclosing transition to this new accounting policy. Under this method, this statement applies to new awards and to awards modified, repurchased, or cancelled after April 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of April 1, 2006, would be recognized as the requisite service is rendered after March 31, 2006. The compensation cost for those earlier awards would be attributed to periods beginning after March 31, 2006. The Company did have options outstanding as of April 1, 2006, for which the requisite service had not been performed, but the service was not performed during the nine months ended December 31, 2006.

There was no compensation expense recognized during the nine months ended December 31, 2006 as there were no options issued or requisite service fulfilled during the nine-months period.

Note C - Notes payable:

Notes payable consist  of the following:

	December 31,	March 31,
	2006	2006

Note payable, 6% interest rate. Principal
and interest due in monthly installments
through March 1, 2007. Note is unsecured.	$3,622	$14,144

Less current portion	3,622	14,144

	$-	$-

Interest expense charged to operations related to notes payable was $430 and $1,044, for the nine months ended December 31, 2006 and 2005, respectively, and $90 and $296 for the three months ended December 31, 2006 and 2005, respectively.

PREFERRED VOICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 1,950,000 shares of the Company’s common stock at a price of $0.50 per share at which time the authorized shares increases to 65,000,000 shares. The Company recorded the intrinsic value of the beneficial conversion of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006. The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in-capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization was $71,236 for the nine months ended December 31, 2006 and 2005 and $35,618 for three months ended December 31, 2006 and 2005.

On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 (the "Debentures"), to a group of institutional and high net worth investors. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 3,342,857 shares of the Company’s common stock at a price of $0.35 per share. The investors also received warrants to purchase an additional 1,671,429 shares of common stock with an exercise price of $0.50 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization was $23,498 and $-0- for the nine months ended December 31, 2006 and 2005 and $23,498 and $-0- for three months ended December 31, 2006 and 2005.

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement. These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance. The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost. Amortization was $2,107 and $-0- for the nine months ended December 31, 2006 and 2005 and $2,107 and $-0- for three months ended December 31, 2006 and 2005.

Note E - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

At December 31, 2006, the Company had outstanding warrants to purchase 4,611,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.85 per share. The warrants are exercisable at any time and expire through September 29, 2011. At December 31, 2006, 4,611,072 shares of common stock were reserved for that purpose.

PREFERRED VOICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E - Common stock (continued):

Common stock reserved

At December 31, 2006, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	4,611,072

Exercise of future grants of stock options and stock

appreciation rights under the 2000 stock option plan	4,791,667

9,402,739

Note F - Commitments:

The Company leases its office facilities and various office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2006:

Year ending
March 31,	Amount

2007	$55,705
2008	53,820
2009	40,365
2010	-
2011	-

$149,890

Total rent expense charged to operations was $42,510 and $45,720 for the nine months ended December 31, 2006 and 2005, respectively, and $14,327 and $15,401 for the three months ended December 31, 2006 and 2005.

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

We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of February 8, 2007 we had seven carriers providing our voice dialing service. We have two carrier customers providing ringback service through our My Phone Services Suite platform with a possible 2.5 million addressable customer base. We have three additional carriers in implementation phase that we believe will launch ringback in the second quarter of 2007. Additionally, we have one carrier providing downloadable content through our download system.

Our system structure is a robust data base system which will allow for scalability and the addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

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

Results of Operations

We recorded a net loss of $1,157,602 or $0.19 per share, for the nine-month period ended December 31, 2006, compared to a net loss of $1,107,973 or $0.19 per share, for the nine-month period ended December 31, 2005. For the three-month period ended December 31, 2006, we recorded a net loss of $257,847, or $.04 per share compared to a net loss of $311,060 or $.05 per share for the three-month period ended December 31, 2005.

Total Sales

Total revenue for the nine-month period ended December 31, 2006, was $669,032 compared to $423,734 for the nine-month period ended December 31, 2005. Total revenue for the three-month period ended December 31, 2006, was $334,363 compared to $175,649 for the three-month period ended December 31, 2005. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies, test agreements and billing our direct end-users for individual services.

We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate in the fiscal year ending March 31, 2007. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2006 was $433,400 compared to $337,070 for the nine-month period ended December 31, 2005. Cost of sales for the three-month period ended December 31, 2006 was $181,565 compared to $99,338 for the three-month period ended December 31, 2005. Cost of sales consisted of costs for network infrastructure such as collocations, connectivity, system access, long distance to end-users and third party content costs during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2006 were $974,661 compared to $1,060,617 for the nine-month period ended December 31, 2005. Selling, general and administrative expenses for the three-month period ended December 31, 2006 were $319,025 compared to $336,075 for the three-month period ended December 31, 2005. We expect that selling, general and administrative expenses will remain steady through fiscal year 2007, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended December 31, 2006 and 2005, software development costs capitalized were $18,856 and $38,086 respectively. The amortization of capitalized software development costs for the periods ended December 31, 2006 and 2005 was $115,540 and $68,899 respectively.

Other Income and Expense

During the periods ended December 31, 2006 and 2005, the Company made a sale of excess equipment that generated one-time net revenue of $4,108 and $18,758 respectively.

Income Taxes

As of December 31, 2006, we had cumulative federal net operating losses of approximately $19.1 million, which can be used to offset future income subject to federal income tax through the fiscal year 2026. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2006 were approximately $767,049, an increase of $557,583 from $209,466 at March 31, 2006. We have relied primarily on the issuance of stock and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer, who also acts as our Chief Financial Officer, of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer of the Company has concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

Due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to merit the cost of these resources.

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2006 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

 We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

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

PREFERRED VOICE, INC.

February 13, 2007	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)