Form 10KSB
period 2007-03-31
PREFERRED VOICE INC
filed 2007-07-16
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894
PREFERRED VOICE, INC.
(Name of Small Business Issuer in its Charter)

Delaware	75-2440201
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6500 Greenville Avenue
Suite 570
Dallas, Texas	75206
(Address of Principal Executive Offices)	(Zip code)

214-265-9580
(Issuer’s Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:	NONE
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $ 1,254,634

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2007 was approximately $ 3,210,664. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of June 28, 2007, there were 6,130,184 shares of the common stock, $0.001 par value, of the registrant issued and 6,125,684 shares outstanding.

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

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock. All references in this report to the number of shares of common stock, loss per share, and market price per share have been retroactively restated to reflect the reverse stock split.

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

The Market and Market Strategy

Our current marketing efforts are focused on cellular telephone service providers. The cell phone market has grown from approximately 69 million subscribers in 1998 to approximately 231 million subscribers as of December 2006, and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population. 2005 was the third highest growth year for wireless adoption. Wireless phones are now a mass-market consumer device with an overall wireless penetration rate of 76% of the U.S. population. These companies are already offering some enhanced services to their subscribers, such as voice and picture messaging, e-mail reading, short message services, voice activated services, and personalized entertainment content. In order to remain competitive, however, cell phone companies need to provide their subscribers more enhanced services. We believe that our GAP system, with its unique variety of integrated services, provides a solution to satisfy this need.

Our Market Strategy

We utilize personal sales calls to contact and market our GAP system and services to phone companies. We utilize trade shows as a means to present our product and to network with our potential customers. The principal elements of our strategy to achieve a leading position in the telecommunications enhanced services market are as follows:

•	Target Tier II and Tier III carriers. We believe that our experience in providing enhanced services positions us strongly in carrier markets with subscriber bases of less than 20 million. Our ability to interconnect with various types of switches and billing formats gives us the opportunity to serve these carriers efficiently and economically.

•	Continue to enhance our phone company customer relationships. We consider our relationships with our phone company customers to be strategic. Our long-term revenue sharing agreements allow us to plan a joint, strategic deployment of services to a contracting phone company’s subscribers.

•	Develop strategic alliances. We are working to establish strategic relationships with other companies around the nation to broaden our services and provide our customers with additional services that we do not currently provide. Our hosted network approach has allowed us to centralize operations and provide services to numerous phone companies from one location eliminating the need for our equipment to always be collocated at each phone company’s site.

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

The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the GAP system’s enhanced services. However, our GAP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company’s sales force and customer service staff. As of June 28, 2007, we are providing enhanced services to eight carrier’s subscribers and generating revenues for the cell phone companies and us.

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

The agreement has provisions to remain in effect for up to ten years. Most of our agreements are for an initial three year term which automatically renews unless cancelled by either party on 60 days’ notice prior to the anniversary date of the agreement after the initial term. In our marketing agreement, we agree to initiate service after a testing period by which the carrier can evaluate the service within its network. If we are unable to cure any material deficiency of the service then either we or the contracting phone company may terminate the contract on thirty (30) days’ written notice. If neither notice of problems nor an acceptance certificate is provided to us by the end of the phone company’s thirty (30) day testing period, then the contracting phone company is deemed to have accepted the GAP services.

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

Our Product and Services

The Platform

The Global Application Platform (GAPSM ) is a unified platform integrating telecommunications applications, subscriber web interfaces, billing and provisioning interfaces, and intelligent networking technology. The GAP system can be integrated with a variety of switches from manufacturers including Nortel, Lucent, Motorola, Ericsson, and others. Voice channels on the GAP can operate with T1 and E1 trunks or higher density links. Signaling and call control are accomplished using SS7, AIN/WIN, CAMEL, RLT, IS-41, ISDN PRI 2 B-Channel Transfer, and traditional signaling methodologies. The GAP system can be collocated at a carrier switch site or services can be provided through our hosted network system located in Allen, Texas. To facilitate the integration of services offered over the network with a carrier’s existing infrastructure, we have developed several call management and subscriber maintenance programs. Our call management program provides for the collection, analysis and reporting of call data by service offering. This data can be used to provide the carrier and service provider with information regarding empirical user trends, network usage and service functionality, all of which are necessary to the parties’ technical and marketing analysis of the network services.

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

Major competitors in the ringback service arena are WiderThan, NMS, Alcatel, Comverse Technologies, Lucent, and Intervoice. Even though we are much smaller and have substantially less resources than these other providers we believe we have competitive viability with carriers because we were the first provider of a ringback service in the United States.

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

Dependence on one or a few major customers

During the year, approximately seventy-seven percent of the Company’s revenue consisted of sales and installation of ringback service equipment to one carrier customer. The sales and marketing team is aggressively marketing its services to existing and prospective customers but dependence from revenue sharing from this one carrier customer may continue through the fiscal year ended March 31, 2008.

Employees

As of June 28, 2007, we had 13 full time employees. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees.

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

We have received registered trademarks from the United States Patent and Trademark Office for the following: Preferred/telecom, Preferred Voice, Secure Card, Use Your Voice, BusinessConnect, Rockin’ Ringback Safety Talk, and Adback. We have received notice of allowance on our U. S. Patent Application “Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End”.

We have applied for patents on our Voice Integrated Platform and Method of Operation Thereof with Release Links, Group Plan Manager, and Method of Customizing In-band Signaling for a Communication in Progress, a Method of Identifying a Subscriber to a Calling Party and a Tone Sequence Applicator Employing Either Method. We have not yet received confirmation of issuance of such.

Core Technology and System Enhancement

We have spent the last nine years developing and enhancing our proprietary software in conjunction with differing hardware platforms and development of switch integration to create our GAP system. We estimate that we have spent approximately $800,000 during the last two fiscal years in direct core technology enhancement. We continually evaluate and adjust our GAP system. The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services. In the past three fiscal years we achieved the conversion to our high-density database structure that will allow for a very efficient and scalable network based service deployment platform, we completed the integration of web-enabled services in our My Phone Services Suite, we deployed the first ringback service through a telephony carrier in the United States and we have installed and tested our ringback service in a Tier II multi-switch carrier network. We currently have eight employees in our software/hardware development and deployment department.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending March 31, 2007 and March 31, 2006. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2006			Fiscal 2007
	HIGH	LOW		HIGH	LOW
1st Quarter	$1.25	$0.75	1st Quarter	$0.40	$0.35
2nd Quarter	$1.40	$0.75	2nd Quarter	$0.40	$0.35
3rd Quarter	$1.10	$0.40	3rd Quarter	$1.00	$0.35
4th Quarter	$0.60	$0.35	4th Quarter	$1.30	$0.40

On June 28, 2007, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $1.25.

The number of holders of record of the Company’s common stock as of June 28, 2007 was 159 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

Recent Sales of Unregistered Securities not previously reported on the Company’s 10-QSB

None

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

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock. All references in this report to the number of shares of common stock, loss per share, and market price per share have been retroactively restated to reflect the reverse stock split.

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

Even though we believe voice activated products have viability in the telecommunications arena, we have concentrated our last three years of development efforts on the growing trend in mobile entertainment. We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of June 28, 2007 we had six carrier customers providing My Phone Services Suite service in their marketplace. We have an additional two carriers in installation phase on the ringback service.

We have focused on converting our systems structure to a robust data base system which will allow for scalability and addition of new services to the platform in shorter development cycles than were possible under our previous structure. On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

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

We recorded a net loss of $1,346,293, or $.22 per share, for the fiscal year ended March 31, 2007, compared to a net loss of $1,239,731, or $.20 per share, for the fiscal year ended March 31, 2006, and a net loss of $998,354, or $.20 per share, for the year ended March 31, 2005. The increase in loss experienced from fiscal year end 2005 to 2006 and then to 2007 was due to continued decline in our revenues from voice dial and increased expenses related to continued development and marketing of our new product suite.

Total Revenue

Total revenue for the fiscal year ended March 31, 2007 was $1,254,634 compared to $1,188,083 and $912,599 for the fiscal years ended March 31, 2006 and 2005 respectively. The increase of revenue reflects continued increase of sales in our ringback service. Of the revenues booked for each fiscal year end, 99% was generated from marketing and licensing agreements, and 1% from direct sale service fees for “Emma the Perfect Receptionist” and “Smart Line”.

We anticipate that revenues from our revenue sharing agreements on our voice dial product will continue to deteriorate. We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2007 was $716,937 compared to $845,889 and $479,068 for the fiscal years ended March 31, 2006 and 2005, respectively. For each of the fiscal years reported, costs consisted of installed equipment, and network infrastructure costs, such as collocations, connectivity, system access, long-distance, depreciation and amortization. We believe costs of sales for network infrastructure will continue to remain steady through the next fiscal year as we utilize current capacity but will increase gradually if and when new customers are added.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2007 were $1,321,912 compared to $1,396,649 and $1,490,377 for the fiscal years ended March 31, 2006 and 2005, respectively. The decrease from 2005 to 2006 and then again from 2006 to 2007 was from an overall reduction in excess capacity.

We expect that selling, general and administrative expenses will increase slightly through the fiscal year ending March 31, 2008, as we do have overhead expansion needs necessary to increase our sales, marketing and development activities.

Interest Expense

Interest expense for the fiscal year ended March 31, 2007 were $544,231 compared to $203,429 and $6,081 for the fiscal years ended March 31, 2006 and 2005, respectively. During 2007, a total of $446,968 of the interest expense relates to: (i) $257,500 of intrinsic value of the beneficial conversion on the March 31, 2005 Convertible Debenture upon shareholder approval for the increase of authorized shares to 100,000,000 on April 27, 2006, (ii) $142,472 of amortization of loan discount value assigned to the warrants issued in the March 31, 2005 offering, and (iii) $46,996 of amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering. During 2006, a total of $142,472 of the interest expense related to loan discount value assigned to the warrants issued in the March 31, 2005 offering.

Core Technology Enhancements Software Applications and Hardware

We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have accumulated costs of $1,345,734 for enhancement of our core software and hardware technology as of March 31, 2007.

Extraordinary Items

We have recognized income from the extinguishment of debt and negotiated vendor settlements of $0, $0, and $64,573, respectively, for the fiscal years ended March 31, 2007, 2006, and 2005.

Income Taxes

As of March 31, 2007, we had cumulative federal net operating losses of approximately $20.1 million, which can be used to offset future income subject to federal income tax through the fiscal year 2027. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2007 were $446,055, an increase of $236,589 from $209,466 at March 31, 2006. The Company has relied primarily on the issuance of stock, debentures and warrants to fund its operations since January of 1997 when we sold our long-distance resale operation.

Net cash used for operating activities was $870,524 for the year ended March 31, 2007 compared to $829,882 for the year ended March 31, 2006. Net cash used for investing activities was $48,743 for the year ended March 31, 2007 compared to cash used in investing activities of $82,502 for the year ended March 31, 2006. Net cash provided by financing activities was $1,155,856 for the year ended March 31, 2007 compared to net cash used by financing activities of $13,314 for the year ended March 31, 2006.

On September 29, 2006, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 117 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000.00, and 14,286 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.50 for an aggregate of $1,170,000.

On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000.00, and 10,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.60 for an aggregate of $975,000.

On May 18, 2004, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we closed an offering of 220 units consisting of Ten Thousand (10,000) shares of the common stock of the Company and a warrant to purchase Five Thousand shares of common stock at a purchase price of $5,000 per unit for an aggregate of $1,100,000.

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

Future Obligations

Management projects working capital needs to be approximately $1,440,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. If the Company’s operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

Recently Issued Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a significant effect on the Company's financial position or results of operations.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF 06-03 will have on the Company's financial position, results of operations and cash flows.

In September 2006, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to be adjusted. While these errors may not be material if considered only in relation to the balance sheets, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in Staff Accounting Bulletin No. 108 are being issued to address diversity in practice in quantifying financial misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Management believes that following the guidance set forth in SAB No. 108 does not have a material impact on our financial statements.

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

Inflation

Management believes that inflation has not had a significant impact on the Company’s financial position or results of operations.

Item 7. Financial Statements

PREFERRED VOICE, INC.
FINANCIAL STATEMENTS
MARCH 31, 2007, 2006 and 2005

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the reporting period, March 31, 2007, we carried out an evaluation, under the supervision and with the participation of Chief Executive Officer, who also acts as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended March 31, 2007 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

In connection with the audit of the period ended March 31, 2007, there were no “Reportable Events” within the meaning of Item 304(a)(1)(iv) of Regulation S-B. However, the Company’s auditors communicated to the Registrant matters it considered to be a significant deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company does not currently have support staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ended March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Philip Vogel & Co. PC, may also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404. Although we believe that the controls and procedures that were in place for the year ended March 31, 2006 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed that this will likewise be accurate with respect to Section 404’s requirements. As a result, there is the possibility that material weaknesses as defined in Section 404 could exist.

Limitations on the Effectiveness of Controls. The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters, ntrol Persons and Corporate Governance;
Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The Board of Directors currently consists of three (3) people. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director

Mary G. Merritt	50	Director, Chief Executive Officer, Executive VP-Finance and Secretary/Treasurer	1994

Scott V. Ogilvie	53	Director	2000

Todd Parker	43	Director	2005

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

Mr. Ogilvie was elected as a director of Preferred Voice in February 20, 2000. Mr. Ogilvie is a Managing Director with Capital Investment Company and has been so since September of 2000. From January 1998 to 2000, Mr. Ogilvie was employed by Classic Residence by Hyatt as Managing Director of Development-Western Division. From 1993 through 1998, Mr. Ogilvie was a partner in the John Buck Company, a full service real estate brokerage, development and property management company. Mr. Ogilvie is the sole member of our Audit Committee.

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

The Board of Directors has determined that Mr. Ogilvie and Mr. Parker are “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC. Ms. Merritt is not “independent” since she is an employee of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities pursuant to section 12, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended February 29, 2004, no reports were required to be filed under Section 16 (a) of the Exchange Act by any of the Company's executive officers, directors or 10% beneficial owners because the Company does not have a class of stock which is registered under Section 12 of the Exchange Act.

Code of Ethics

The Board of Directors has adopted a code of business ethics that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, by writing or telephoning the Company at Preferred Voice, Inc., 6500 Greenville Avenue, Suite 570, Dallas, Texas 75206, 214-265-9580, Attn: Secretary.

Audit, Nominating and Compensation Committees

Mr. Ogilvie is currently the only member of the Audit Committee. The Board of Directors has determined that Mr. Ogilvie is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. The Company does not currently have either a Nominating or Compensation Committee.

Item 10. Executive Compensation

The following tables set forth the compensation paid by the Company to our executive officers during the fiscal years ended March 31, 2007 and 2006.

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings < /fo nt>	All Other Compensation ($)	Total
Mary G Merritt Chief Executive Officer, EVP - Finance(1)	2007 2006	$91,875 $103,400	- -	- -	$11,649(2)	- -	- -	- -	$103,524$103,400
(1) Ms. Merritt has served as Chief Executive Officer since February, 2005.
(2) Reflects an option award of 150,000 shares of common stock granted on January 23, 2007 at an exercise price of $.60. The options to purchase one-half of the shares may be exercised at any time six months from the date of the grant, and all shares may be exercised at any time on or after the first anniversary of the date of the grant and terminate on the fifth anniversary of the date of the grant. The dollar amount reflected in the table is the fair value under the Black-Scholes option-pricing model amortized over the service period of the award.

Outstanding Equity Awards at Fiscal Year-End Table

We have not granted any stock awards other than as stock options. The following table reflects all option awards outstanding at March 31, 2007 to our executive officers:

	Option awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)

Mary Merritt	15,000	0	0	$0.60	6/12/08
	14,133	0	0	$0.60	4/2/09
	0	150,000	0	$0.60	1/24/12

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	910,933	$0.60	910,933
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	910,933	$0.60	910,933

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended March 31, 2007, no director expenses were reimbursed.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the close of business on June 28, 2007, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or “group” (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 28, 2007.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage

Mary G. Merritt(3)	567,284	8.78%

Scott Ogilvie(4)	58,000	*

Todd Parker(5)	250,000	4.01%

JMG Capital Partners, L.P.(6)	1,622,102	22.66%

JMG Triton Offshore Fund Ltd.(7)	1,621,502	22.65%

J. Steven Emerson(8)	2,847,316	35.24%

Bristol Investment Fund, Ltd.(9)	1,377,600	19.21%

G. Tyler Runnels(10)	2,706,339	33.51%

All Directors and executive officers as a group (three persons)(11)	875,284	13.73%
*	Less than one percent (1%).
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

2)
Based on 6,125,684 shares outstanding on June 28, 2007. Shares of common stock subject to options that are exercisable within 60 days of June 28, 2007, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)
Includes 143,857 shares issuable upon exercise of warrants, 104,133 issuable upon exercise of employee stock options, 85,714 shares issuable upon conversion of notes, and 6,000 shares held by minor children.

4)	Includes 58,000 shares issuable upon exercise of warrants.
5)	Includes 100,000 shares issuable upon exercise of warrants.
6)
Includes 442,857 shares issuable upon exercise of warrants and 585,714 shares issuable upon conversion of notes. JMG Capital Partners’ address is 11601 Wilshire Blvd, Suite 2180, Los Angeles, California 90025. JMG Capital Partners has advised us that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and is the natural person with sole voting power over the shares held by JMG Capital Partners.

7)
Includes 442,857 shares issuable upon exercise of warrants and 585,714 shares issuable upon conversion of notes. JMG Triton Offshore Fund Ltd.’s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.

8)
Includes 100,000 shares issuable upon exercise of warrants, and 200,000 shares issuable upon conversion of notes, 727,057 shares held in Mr. Emerson’s retirement accounts, 550,000 shares issuable upon exercise of warrants held in Mr. Emerson’s retirement accounts and 500,000 shares issuable upon conversion of notes issued to Mr. Emerson’s retirement account, 2,000 shares held by Emerson Partners, 100,000 shares issuable upon exercise of warrants held by Emerson Partners, 200,000 shares issuable upon conversion of notes issued to Emerson Partners, for which Mr. Emerson has voting power over the shares held by Emerson Partners, 100,000 shares issuable upon exercise of warrants held by Emerson Family Foundation, and 200,000 shares issuable upon conversion of notes issued to Emerson Family Foundation, for which Mr. Emerson has voting power over the shares held by Emerson Family Foundation.

9)
Includes 414,286 shares issuable upon exercise of warrants and 628,572 shares issuable upon conversion of notes. Bristol Investment Fund, Ltd’s address is Caledonian House, Jennett Street, Georgetown, Grand Cayman, Cayman Islands. Bristol Capital Advisors, LLC ("BCA") is the investment advisor to Bristol Investment Fund, Ltd. ("Bristol"). As manager of BCA and a director of Bristol, Paul Kessler has voting and investment power over the shares held by Bristol. Mr. Kessler disclaims beneficial ownership of such shares.

10)
Includes 273,292 shares issuable upon exercise of warrants, 130,000 shares held by The Runnels Family Trust, 350,714 shares issuable upon exercise of warrants held by The Runnels Family Trust and 571,429 shares issuable upon conversion of notes issued to The Runnels Family Trust, 327,259 shares held by High Tide, LLC, 250,000 shares issuable upon exercise of warrants held by High Tide, LLC and 400,000 shares issuable upon conversion of notes issued to High Tide, LLC for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC and 272,456 held by T.R. Winston & Company Incorporated and 101,351 issuable upon exercise of warrants held by T.R. Winston & Company Incorporated for which Mr. Runnels has voting power over the shares held by T.R. Winston & Company Incorporated .

11)	Includes the shares described in footnotes 3 through 5.

Item 12. Certain Relationships and Related Transactions and Director Independence

In a private offering we closed on September 29, 2006, the company entered into securities purchase agreements with JMG Capital Partners, JMG Triton Offfshore Fund, J. Steven Emerson, Runnels Family Trust, High Tide, LLC, and Bristol Investment Fund Ltd. for the issuance of 6% convertible debentures in the aggregate amount of $760,000. The notes bear interest at 6%, mature on September 29, 2009, and are convertible into the company’s common stock at the holders’ option at $0.35 per common share. In addition the company issued an aggregate of 1,085,714 warrants to purchase shares of our common stock, at an exercise price of $.50 per share on or before September 29, 2011. These convertible debentures and warrants were issued to each entity or individual at the same price as that paid by other investors in the offering. T.R. Winston & Company Incorporated acted as placement agent in connection with the sale of the Units and was granted warrants to purchase 167,143 shares at $.50 per share on or before September 29, 2011.

In a private offering we closed on September 29, 2006, the company entered into securities purchase agreements with Kevin and Mary Merritt, as joint tenants, for the issuance of 6% convertible debentures in the aggregate amount of $30,000. The notes bear interest at 6%, mature on September 29, 2009, and are convertible into the company’s common stock at the holders’ option at $0.35 per common share. In addition the company issued an aggregate of 42,857 warrants to purchase shares of our common stock, at an exercise price of $.50 per share on or before September 29, 2011. These convertible debentures and warrants were issued to each entity or individual at the same price as that paid by other investors in the offering. Ms. Merritt is our Chief Executive Officer.

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

See Item 9 above for information concerning director independence.

Item 13. Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)
3.6^	Certificate of Amendment, filed on April 27, 2007with the Secretary of State of Delaware (Exhibit 3.1)
3.7(1)	Bylaws of the registrant (Exhibit 3.4)
10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)
10.2(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)
10.3(6)	Form of Warrant Certificate (Exhibit 10.2)
10.4(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)
10.5(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.6(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)
10.7(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)
10.8(8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.9(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
10.10(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
10.11(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.12(11)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
23^	Consent of Philip Vogel & Co. PC
31.1^	Section 302 Certification
32.1^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
^ Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.

(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2005.
(12)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2005.
(13)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2005.
(14)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2006.
(15)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2006.
(16)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2006.

Item 14. Principal Accountant Fees and Services

Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended March 31, 2006 and 2007:

	2006	2007

Audit Fees (a)	$30,500	$31,000

Audit-Related Fees (b)	$0	$0

Tax Fees (c	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended March 31, 2007, 100% of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc. (Registrant)

Date: July 16, 2007	By:	/s/ Mary G. Merritt
Mary G. Merritt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt Mary G. Merritt	Chairman and Chief Executive Officer (Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)	July 16, 2007

/s/ Todd Parker Todd Parker	Director	July 16, 2007

/s/ Scott Ogilvie Scott Ogilvie	Director	July 16, 2007

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended March 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

July 9, 2007

PREFERRED VOICE, INC.
BALANCE SHEETS
MARCH 31, 2007 AND 2006

	2007	2006

Assets

Current assets:
Cash and cash equivalents	$446,055	$209,466
Accounts receivable, net of allowance for doubtful
accounts of $0 and $5,325, respectively	385,984	210,392
Inventory	121,766	-
Current portion of deferred loan cost	8,428	-

Total current assets	$962,233	$419,858

Property and equipment:
Computer equipment	$827,947	$1,414,809
Furniture and fixtures	22,317	22,317
Office equipment	28,393	29,443

	$878,657	$1,466,569

Less accumulated depreciation	621,209	1,091,236

Net property and equipment	$257,448	$375,333

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,157,517 and $1,050,760, respectively	$93,146	$180,845
Deposits	4,485	4,485
Noncurrent portion deferred loan cost, net of accumulated
amortization of $4,214 and $0, respectively	12,642	-
Trademarks and patents, net of accumulated
amortization of $24,273 and $16,945, respectively	70,798	104,461

Total other assets	$181,071	$289,791

Total assets	$1,400,752	$1,084,982

The accompanying notes are an integral part of these statements.

	2007	2006

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$115,812	$191,147
Accrued operating expenses	41	34
Accrued vacation	7,661	7,802
Accrued payroll and payroll taxes	35,473	19,255
Accrued interest	35,100	58,500
Current portion notes payable	-	14,144
Current portion debentures payable - net of discounts	832,528	-

Total current liabilities	$1,026,615	$290,882

Long-term liabilities:
Debentures payable - net of discounts	$935,019	$690,056

Total long-term liabilities	$935,019	$690,056

Commitments and contingencies (Note J and L)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,185
and 5,963,166 shares issued, respectively	$6,130	$5,963
Additional paid-in capital	20,105,677	19,424,477
Accumulated deficit	(20,671,183)	(19,324,890)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (equity)	$(560,882)	$104,044

Total liabilities and stockholders' equity (deficit)	$1,400,752	$1,084,982

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

	2007	2006	2005

Net sales	$1,254,634	$1,188,083	$912,599

Cost of sales	716,937	845,889	479,068

Gross profit	$537,697	$342,194	$433,531

General and administrative expenses	$1,321,912	$1,396,649	$1,490,377

Loss from operations	$(784,215)	$(1,054,455)	$(1,056,846)

Other income (expense):
Interest expense	$(544,231)	$(203,429)	$(6,081)
Gain (loss) on sale of assets	4,108	18,153	-
Extinguishment of debt	-	-	64,573
Impairment expense	(32,014)	-	-
Other income (expense)	10,059	-	-

Total other income (expense)	$(562,078)	$(185,276)	$58,492

Loss from operations before income taxes	$(1,346,293)	$(1,239,731)	$(998,354)

Provision for income taxes	-	-	-

Net loss	$(1,346,293)	$(1,239,731)	$(998,354)

Per share amounts:
Net loss per share	$(0.22)	$(0.20)	$(0.20)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

	Shares of common stock				Amounts
	Authorized	Issued	Outstanding	In treasury	Common stock $0.001 par value	Treasury stock	Additional paid-in capital	Accummulated deficit	Total stockholders' equity

Balance - March 31, 2004	50,000,000	3,721,499	3,716,999	4,500	$3,721	$(1,506)	$17,861,188	$(17,086,805)	$776,598

Issuance of common stock net of fees $2,923	-	2,200,000	2,200,000	-	2,200	-	1,094,877	-	1,097,077
Exercise of employee stock options - shares not issued as of 3/31/2005	-	-	41,667	-	-	-	25,000	-	25,000
Proceeds from the issuance of the debentures allocated to the warrants	-	-	-	-	-	-	427,416	-	427,416

Net loss for the year ended March 31, 2005	-	-	-	-	-	-	-	(998,354)	(998,354)

Balance - March 31, 2005	50,000,000	5,921,499	5,958,666	4,500	$5,921	$(1,506)	$19,408,481	$(18,085,159)	$1,327,737

Exercise of employee stock options - shares issued 4/21/2005	-	41,667	-	-	42	-	(42)	-	-
Warrants issued to non-employees	-	-	-	-	-	-	16,038	-	16,038

Net loss for the year ended March 31, 2006	-	-	-	-	-	-	-	(1,239,731)	(1,239,731)

Balance - March 31, 2006	50,000,000	5,963,166	5,958,666	4,500	$5,963	$(1,506)	$19,424,477	$(19,324,890)	$104,044

Increase in authroized shares of common stock	50,000,000	-	-	-	-	-	-	-	-
Issuance of stock for accrued interest payable on convertible debentures	-	167,143	167,143	-	167	-	58,332	-	58,499
Decrease in common stock for fractional shares	-	(124)	(124)	-	-	-	-	-	-
Intrinsic value of beneficial conversion feature	-	-	-	-	-	-	257,500	-	257,500
Warrants issued for goods and services	-	-	-	-	-	-	25,285	-	25,285
Compensation expense recognized on vested employee stock options	-	-	-	-	-	-	58,106	-	58,106
Proceeds from the issuance of the debentures allocated to the warrants	-	-	-	-	-	-	281,977	-	281,977

Net loss for the year ended March 31, 2007	-	-	-	-	-	-	-	(1,346,293)	(1,346,293)

Balance - March 31, 2007	100,000,000	6,130,185	6,125,685	4,500	$6,130	$(1,506)	$20,105,677	$(20,671,183)	$(560,882)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

	2007	2006	2005

Cash flows from operating activities:
Cash received from customers	$1,079,042	$1,078,611	$945,221
Cash paid to suppliers and employees	(1,887,403)	(1,906,037)	(1,646,048)
Interest paid	(62,163)	(2,456)	(6,081)

Net cash used by operating activities	$(870,524)	$(829,882)	$(706,908)

Cash flows from investing activities:
Capital expenditures	$(99,311)	$(114,065)	$(270,638)
Proceeds from sale of assets	50,568	31,563	-

Net cash provided (used) by investing activities	$(48,743)	$(82,502)	$(270,638)

Cash flows from financing activities:
Proceeds from issuance of stock	$-	$-	$1,097,077
Proceeds from issuance of convertible debt and warrants	1,170,000	-	975,000
Proceeds from exercise of stock options	-	-	25,000
Repayment of note payable	(14,144)	(13,314)	(49,041)

Net cash provided (used) by financing activities	$1,155,856	$(13,314)	$2,048,036

Net increase (decrease) in cash and cash equivalents	$236,589	$(925,698)	$1,070,490

Cash and cash equivalents:
Beginning of year	209,466	1,135,164	64,674

End of year	$446,055	$209,466	$1,135,164

The accompanying notes are an integral part of these statements.

	2007	2006	2005

Reconciliation of net loss to net
cash used by operating activities:
Net loss	$(1,346,293)	$(1,239,731)	$(998,354)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	$264,298	$348,233	$383,383
Gain on sale of assets	(4,108)	(18,154)	-
Compensation recognized from issuance of stock options	58,106	-	-
Impairment of assets	32,014	-	-
Intrinsic value of beneficial interest	257,500
Fair value of stock warrants issued in exchange for services	-	16,038	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(175,592)	(109,472)	32,622
Increase in inventory	(121,766)	-	-
Decrease in prepaid expenses	-	2,759	92
Increase (decrease) in accounts payable	(75,335)	(12,062)	1,130
Increase (decrease) in accrued expenses	240,652	182,507	(125,781)

Total adjustments	$475,769	$409,849	$291,446

Net cash used by operating activities	$(870,524)	$(829,882)	$(706,908)

Supplemental schedule of non-cash investing and
financing activities
Issuance of stock for accrued interest payable on
convertible debentures	$58,500	$-	$-
Fair value of stock warrants issued in exchange for services	$25,284	$-	$-

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

Inventory

Inventory, consisting primarily of ringback platforms and their related components, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 was $145,999, $245,672 and $296,490, respectively.

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

During the years ended March 31, 2007, 2006 and 2005, software development costs capitalized were $19,058, $49,470 and $186,117, respectively. The amortization of capitalized software development costs for the years ended March 31, 2007, 2006 and 2005 was $106,757, $95,325 and $121,127, respectively.

The estimated aggregate amortization expense for capitalized software development costs for each of the five succeeding fiscal years is as follows:

Year ending
March 31,	Amount

2008	$70,276
2009	18,575
2010	4,295
2011	-
2012	-

Total	$93,146

Trademarks and patents

Trademarks and patents are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the trademarks and patents. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of March 31, 2007 as the Company abandoned the pursuance of certain trademarks; the result was an impairment loss of $30,436 that is included in other expenses.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The amortization of trademarks and patents for the years ended March 31, 2007, 2006 and 2005 was $7,328, $7,236 and $4,129, respectively.

The estimated aggregate amortization expense for trademarks and patents for each of the five succeeding fiscal years is as follows:

Year ending
March 31,	Amount

2008	$9,507
2009	9,507
2010	9,507
2011	9,507
2012	9,507

Total	$47,535

Advertising expense

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $-0-, $-0- and $14,735 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

During the years ended March 31, 2007, 2006 and 2005, approximately $963,000 (76.7%), $685,000 (57.7%), and $319,000 (33.1%), respectively, of the Company’s total sales were derived from one, one and three customers respectively. At March 31, 2007, 2006, 2005 one customer’s balances of approximately $358,000 (93%), $169,000 (79%) and $38,000 (36%), respectively, accounted for a material portion of accounts receivable.

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

Prior to the year ended March 31, 2006, the majority of the Company’s revenue consisted of revenue sharing receipts. Revenue sharing income is recognized when the voice dialing services are provided, generally monthly. During the years ended March 31, 2007 and 2006, the majority of the Company’s revenue consisted of the ringback service equipment purchases and installation. The Ringback product is a service that allows for the playing of a song, message, or other audible during the usual “ring ring” heard until a phone is answered.

The amount of sales by product segment, for the years ended March 31, 2007, 2006 and 2005, was as follows:

Product	2007	2006	2005

Voice Activated Dialing	$214,581	$386,308	$850,107
Push 2 Connect Conferencing	-	230	6,760
Telephone Receptionist	4,215	1,882	1,960
Smart Business Line	2,314	2,570	2,370
Customer Application Services	-	-	48,695
Downloadable Content	10,474	23,571	2,707
Rockin Ringback	960,005	685,112	-
Subscriber Notification System	63,045	88,410	-

Total revenue	$1,254,634	$1,188,083	$912,599

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

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Stock based compensation

On April 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard is effective for awards that are granted, modified or settled in cash in annual financial periods beginning after December 15, 2005. In addition, this new standard applies to unvested options granted prior to the effective date. This standard was adopted during the first quarter of 2006.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s 2007 fiscal year. Our consolidated financial statements for the year ended March 31, 2007, reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the year ended March 31, 2007 was approximately $58,000. Stock-based compensation expense which would have been recognized under the fair value based method would have been approximately $201,000 and $179,000 during the years ended March 31, 2006 and 2005, respectively. As of March 31, 2007, there was $279,940 total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over the next year. Disclosures required by this statement are in Notes F and G.

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. Since the Company incurred a loss from operations for the years ended March 31, 2007, 2006 and 2005, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 6,129,844, 5,961,314 and 5,658,721 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130, the Company presents a statement of operations that includes other comprehensive income when applicable. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders’ equity. There were no transactions related to other comprehensive income for the two years ended March 31, 2007.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Impairment of long-lived assets and long-lived assets to be disposed of

The Company previously adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss in the amount of $1,577, $-0- and $2,543 was recognized during the years ended March 31, 2007, 2006, and 2005, respectively.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a significant effect on the Company's financial position or results of operations.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF 06-03 will have on the Company's financial position, results of operations and cash flows.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note C - Notes payable:

Notes payable consist of the following:

	2007	2006

Note payable, 6% interest rate. Principal and interest payable monthly. Note maturity date was March 1, 2007. Note is unsecured.	$-	$14,144

Less current portion	-	14,144

Total	$-	$-

Interest expense charged to operations related to the notes payable was $467, $1,288 and $4,788 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization for the years ended March 31, 2007, 2006 and 2005, was $142,472, $142,472 and $-0-, respectively. The loan costs incurred on the issuance of the Debentures amounted to $2,430.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization for the year ended March 31, 2007, was $46,996.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note D - Convertible debt and warrants (continued):

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement. These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance. The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost. Amortization for the year ended March 31, 2007 was $4,214.

Note E - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

At March 31, 2007 the Company had outstanding warrants to purchase 4,611,072 shares of the Company's common stock at prices that ranged from $0.50 per share to $0.85 per share. The warrants are exercisable at any time and expire through September 29, 2011. At March 31, 2007, 4,611,072 shares of common stock were reserved for that purpose.

Common stock reserved

At March 31, 2007, shares of common stock were reserved for the following purposes:

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	910,933
Exercise of stock warrants and debt conversion	4,611,072

5,522,005

Note F - Employee stock option plans:

1994 Plan

On November 1, 1994, the Company adopted a stock award and incentive plan (“1994 Plan”) which permitted the issuance of options and stock appreciation rights to selected employees and independent contractors of the Company. The 1994 Plan expired October 31, 2004. At March 31, 2005 there were 1,000 shares still outstanding so the Plan did not expire as a whole, until the expiration of the outstanding shares in April 2005. The 1994 Plan reserved 90,000 shares of common stock for grant and provided that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the Plan.

Under the terms of the 1994 Plan, options granted could be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, could not be less than the fair market value of a share on the date of grant. Stock appreciation rights granted in tandem with an option would be exercisable only to the extent the underlying option was exercisable and the grant price was equal to the exercise price of the underlying option. At March 31, 2007, the Plan had expired and there were no options outstanding. No stock appreciation rights had been granted at March 31, 2007.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note F - Employee stock option plans (continued):

As of March 31, 2007, 22,577 of these options were exercised, 106,776 were forfeited and 1,000 were expired. At March 31, 2007, the remaining weighted average contractual life was 0 years.

2000 Plan

On September 29, 2000, the Company adopted an incentive stock option and other equity participation plan (“2000 Plan”) which permits the issuance of stock purchase agreements, stock awards, incentive stock options, non-qualified stock options and stock appreciation rights to selected employees and independent contractors of the Company. The 2000 Plan reserved 400,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the Plan. In February 2006, the Committee revised the plan to reserve 1,000,000 shares of common stock for grant. These stock options vest over a period of one to two years and expire five years from the grant date.

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2007, options to purchase 910,933 shares at an exercise price of $0.60 to $.80 per share were outstanding. No stock appreciation rights had been granted at March 31, 2007.

As of March 31, 2007, 41,667 options have been exercised, 341,965 have been forfeited, 77,750 expired, 910,933 remain outstanding, and 165,933 were vested and exercisable. At March 31, 2007, the remaining weighted average contractual life was 4.2 years.

Employee warrants

As of March 31, 2007, none of the employee warrants have been exercised or forfeited, 711,000 expired, 432,000 remain outstanding, and 432,000 were vested and exercisable. At March 31, 2007, the remaining weighted average contractual life was approximately 1.9 years.

Note G - Proforma information related to employee stock options and warrants:

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123R in fiscal year 2007. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for our pro forma information required under SFAS 123 for periods prior to fiscal year 2007. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. The following weighted-average assumptions were used in the pricing model:

	2007	2006	2005

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.73% - 4.81%	2.10% - 4.18%	3.15% - 4.02%
Expected life	5 years	3 - 5 years	5 years
Expected volatility	146% - 151%	179% - 266%	185% - 209%

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Prior to the adoption of SFAS 123R, the Company applied APB Opinion No. 25 in accounting for its plan for stock options and warrants and, accordingly, recognized no compensation expense for stock options granted at exercise prices at lease equal to the market value of the Company’s stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123R, the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below:

	2007	2006	2005
Net loss, as reported under APB 25 for the prior periods	N/A	$(1,239,731)	$(998,354)
Less total compensation expense determined under fair value based method for all awards, net of tax effects under fair value based method for all awards, net of tax effects	(58,106)	(200,560)	(179,284)

Net loss including the effect of stock-based compensation expense	$(1,346,293)	$(1,440,291)	$(1,177,638)

Loss per common share:
As reported	$(0.22)	$(0.20)	$(0.20)

Proforma	$(0.22)	$(0.24)	$(0.21)

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Following is a summary of the stock award and incentive plans:

	1994 stock award and incentive plan (1994 Plan)
	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	-	$-	1,000	$2.50	1,000	$2.50
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	(1,000)	2.50	-	-

Outstanding at end of year	-	$-	-	$-	1,000	$2.50

Options exercisable at end
of year	-	$-	-	$-	1,000	$2.50

	2000 stock award and incentive plan (2000 Plan)
	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	294,733	$0.60	322,733	$0.60	140,400	$2.50
Granted	745,000	0.60	-	-	246,000	0.60
Exercised	-	-	-	-	(41,667)	0.60
Forfeited	(110,000)	0.60	(28,000)	0.60	(22,000)	0.60
Cancelled	-	-	-	-	-	-
Expired	(18,800)	0.60	-	-	-	-

Outstanding at end of year	910,933	$0.60	294,733	$0.60	322,733	$0.60

Options exercisable at end
of year	165,993	$0.60	137,233	$0.60	152,733	$0.60
Weighted average fair value
of options granted during
the year		$0.45		$-		$0.35

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Following is a summary of warrants issued to employees:

	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	532,000	$0.70	492,000	$0.70	43,000	$7.20
Granted	-	-	40,000	0.75	1,060,000	0.75
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(100,000)	0.88	-	-	(611,000)	0.90

Outstanding at end of year	432,000	$0.67	532,000	$0.70	492,000	$0.70

Warrants exercisable at end
of year	432,000	$0.67	532,000	$0.70	292,000	$0.60
Weighted average fair value
of warrants granted during
the year		$-		$0.65		$0.50

Note H - Stock warrants:

During the years ended March 31, 2007, 2006 and 2005, the Company issued 167,143, 40,000 and 50,000 warrants to certain service providers and business partners at exercise prices ranging from $0.50 to $0.75. The warrants can be exercised at any time and expire at various dates through September 29, 2011.

In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. For the years ended March 31, 2007, 2006 and 2005, the Company recognized $-0-, $16,038 and $-0-, respectively, as compensation expense and $-0- as stock issuance cost during the years ended March 31, 2007, 2006 and 2005 related to warrants issued to non-employees.

As of March 31, 2007, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; 323,607 have expired; and 207,143 remain outstanding, of which 207,143 were vested and exercisable. At March 31, 2007, the remaining weighted average contractual life was approximately 4.2 years.

For the years ended March 31, 2007, 2006 and 2005, the Company issued 1,671,428, -0- and 2,282,500 warrants, respectively, in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the years ended March 31, 2007, 2006 and 2005.

As of March 31, 2007, 204,499 of the total warrants issued for stock offerings have been exercised; none have been forfeited; 431,493 have expired; and 3,971,928 remain outstanding, of which 3,971,928 were vested and exercisable. At March 31, 2007, the remaining weighted average contractual life was approximately 3.4 years.

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2007	2006	2005

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.67	4.75	3.15% - 4.18%
Expected life	5 years	3 years	5 years
Expected volatility	56%	144%	201% - 209%

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	100,107	$6.05	110,107	$5.55	123,607	$5.85
Granted	167,143	0.50	40,000	0.50	50,000	0.70
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(60,107)	9.74	(50,000)	0.50	(63,500)	2.30

Outstanding at end of year	207,143	$0.50	100,107	$6.05	110,107	$5.55

Warrants exercisable at end
of year	207,143	$0.50	100,107	$6.05	110,107	$5.55
Weighted average fair value
of warrants granted during
the year		$0.15		$0.40		$0.15

PREFERRED VOICE
NOTES TO FINANCIAL STATEMENTS
Note H - Stock warrants (continued):

The following is a summary of warrants issued in connection with stock and debenture offerings:

	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	2,616,350	$1.55	2,673,493	$1.80	449,493	$8.75
Granted	1,671,428	0.50	-	-	2,282,500	0.60
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(315,850)	8.42	(57,143)	13.15	(58,500)	6.90

Outstanding at end of year	3,971,928	$0.56	2,616,350	$1.55	2,673,493	$1.80

Warrants exercisable at end
of year	3,971,928	$0.56	2,616,350	$1.55	2,673,493	$1.80
Weighted average fair value
of warrants granted during
the year		$0.50		$-		$0.60

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note G):

	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	3,248,457	$1.55	3,275,600	$1.75	616,100	$8.05
Granted	1,838,571	0.50	80,000	0.65	3,392,500	0.65
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(475,957)	7.00	(107,143)	7.25	(733,000)	1.50

Outstanding at end of year	4,611,071	$0.57	3,248,457	$1.55	3,275,600	$1.75

Warrants exercisable at end
of year	4,611,071	$0.57	3,248,457	$1.55	3,275,600	$1.80
Weighted average fair value
of warrants granted during
the year		$0.50		$0.55		$0.55

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

The provision for income taxes as of March 31 consists of:

	2007	2006	2005

Current income taxes	$-	$-	$-
Change in deferred income taxes due to
temporary differences	-	-	-

	$-	$-	$-

The provision for income taxes for the years ended March 31, 2007, 2006 and 2005, differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2007	2006	2005

Computed “expected” tax benefit	$(458,000)	$(422,000)	$(339,000)
Nondeductible items	88,000	32,000	2,000
Temporary differences	11,000	17,000	27,000
Net operating loss carry-forward	359,000	373,000	310,000

Provision for income taxes	$-	$-	$-

Note I - Income taxes (continued):

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2007	2006	2005

Accumulated depreciation	$(107,000)	$(96,000)	$(80,000)

Gross deferred tax liabilities	$(107,000)	$(96,000)	$(80,000)

Stock compensation	$-	$31,000	$-
Accounts receivable	-	2,000	-
Net operating loss carry-forward	6,821,000	6,463,000	6,091,000

Gross deferred tax assets	$6,821,000	$6,496,000	$6,091,000
Valuation allowance	(6,714,000)	(6,400,000)	(6,011,000)

	$107,000	$96,000	$80,000

Net deferred tax assets	$-	$-	$-

The change in the deferred tax valuation
allowance is as follows:	$314,000	$389,000	$336,000

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2007, a net operating loss carry-forward of approximately $20,063,000, which can be used to offset future taxable income through the year 2027. Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note J - Commitments:

The Company leases its office facilities and some office equipment under operating leases expiring through December 2008. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2007:

Year ending
March 31,	Amount

2008	$55,505
2009	41,629
2010	-
2011	-
2012	-

$97,134

Note J - Commitments (continued):

Total rent expense charged to operations was $56,421, $60,341 and $61,424 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

Note L - Going concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant operating losses in the current and prior years. As shown in the accompanying financial statements, the Company has incurred net losses of $1,346,293, $1,239,731 and $998,354 for the years ended March 31, 2007, 2006 and 2005, respectively. The Company also has negative cash flows from operations of $870,524, $829,882 and $706,908 for the years ended March 31, 2007, 2006 and 2005, respectively. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management’s plans in regard to this matter are described below.

Management projects working capital needs to be approximately $1,440,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. If the Company’s operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.