Form 10QSB
period 2007-12-31
PREFERRED VOICE INC
filed 2008-02-14
CIK 946822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended December 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _____________to _____________

Commission File Number 33-92894

PREFERRED VOICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2440201
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6500 Greenville Avenue
Suite 570
Dallas, TX	75206
(Address of Principal Executive	(Zip Code)
Offices)

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

Common Stock, $ 0.001 Par Value - 6,130,184 shares as of February 11, 2008.

Transitional Small Business Format Yes ☐        No ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 AND MARCH 31, 2007

	December 31,	March 31,
	2007	2007
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$498,521	$446,055
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0, respectively	378,894	385,984
Inventory	110,598	121,766
Current portion of deferred loan cost	8,428	8,428
Total current assets	$996,441	$962,233

Property and equipment:
Computer equipment	$737,318	$827,947
Furniture and fixtures	22,317	22,317
Office equipment	28,393	28,393
	$788,028	$878,657

Less accumulated depreciation	580,380	621,209

Net property and equipment	$207,648	$257,448

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,221,945 and $1,157,517, respectively	$30,985	$93,146
Deposits	4,485	4,485
Noncurrent portion deferred loan cost, net of accumulated
amortization of $10,535 and $4,214, respectively	6,321	12,642
Trademarks and patents, net of accumulated
amortization of $29,933 and $24,273, respectively	69,900	70,798
Total other assets	$111,691	$181,071
Total assets	$1,315,780	$1,400,752

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$221,779	$115,812
Accrued operating expenses	104	41
Accrued vacation	4,386	7,661
Accrued payroll and payroll taxes	11,317	35,473
Accrued interest	61,425	35,100
Customer Deposits	24,875	0
Current portion debentures payable - net of discounts	939,382	832,528
Total current liabilities	$1,263,268	$1,026,615

Long-term liabilities:
Debentures payable - net of discounts	$1,005,514	$935,019

Commitments (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,372,443	20,105,677
Accumulated deficit	(21,330,069)	(20,671,183)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)
Total stockholders' equity (equity)	$(953,002)	$(560,882)
Total liabilities and stockholders' equity (deficit)	$1,315,780	$1,400,752

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$879,520	$2,562,784	$334,363	$699,032
Cost of sales	535,009	1,508,663	181,565	433,400
Gross profit	$344,511	$1,054,121	$152,798	$265,632

General and administrative expenses	$488,310	$1,439,816	$319,025	$974,661

Loss from operations	$(143,799)	$(385,695)	$(166,227)	$(709,029)

Other income (expense):
Interest expense	$(92,073)	$(274,930)	$(91,803)	$(452,681)
Gain on sale of assets	0	1,739	183	4,108

Total other income (expense)	$(92,073)	$(273,191)	$(91,620)	$(448,573)

Loss from operations before income taxes	$(235,872)	$(658,886)	$(257,847)	$(1,157,602)

Provision for income taxes	-	-	-	-

Net loss	$(235,872)	$(658,886)	$(257,847)	$(1,157,602)

Per share amounts:
Loss from operations	$(0.04)	$(0.11)	$(0.04)	$(0.19)
Net loss	$(0.04)	$(0.11)	$(0.04)	$(0.19)

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$2,569,874	$700,196
Cash paid to suppliers and employees	(2,419,948)	(1,245,260)
Interest paid	(71,256)	(3,406)
Net cash provided (used) by operating activities	$78,670	$(548,470)

Cash flows from investing activities:
Capital expenditures	$(52,685)	$(69,467)
Proceeds from sale of assets	26,481	16,042
Net cash used by investing activities	$(26,204)	$(53,425)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and warrants	$-	$1,170,000
Repayment of note payable		(10,522)
Net cash provided (used) by financing activities	$-	$1,159,478

Net increase (decrease) in cash and cash equivalents	$52,466	$557,583

Cash and cash equivalents:
Beginning of period	446,055	209,466
End of period	$498,521	$767,049

Reconciliation of net loss to net cash
used by operating activities:

Net loss	$(658,886)	$(1,157,602)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	$147,123	$235,533
Amortization of Debenture Discount	177,349	130,352
Gain on sale of assets	(1,739)	(4,110)
Compensation recognized from issuance of stock options	266,766
Intrinsic value of beneficial interest	-	257,500

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,090	1,164
(Increase) decrease in inventory	11,168	(59,671)
Increase (decrease) in accounts payable	105,967	(15,521)
Increase (decrease) in accrued expenses	23,832	63,885
Total adjustments	$737,556	$609,132

Net cash provided (used) by operating activities	$78,670	$(548,470)

Schedule of noncash financing activities:
Issuance of stock for accrued interest payable on
convertible debentures	$-	$58,500
Intrinsic value of beneficial interest	$-	$257,500
Proceeds allocated to warrants related to issuance of
convertible debt and warrants	$-	$281,977
Fair value of stock warrants issued in exchange for services	$-	$25,285

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2007, Form 10KSB and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2007 and 2006, contained herein.

The financial information included herein as of December 31, 2007, and for the three and nine-month periods ended December 31, 2007 and 2006, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $82,303 and $1,862 as of December 31, 2007 and March 31, 2007, respectively.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from operations for the periods ended December 31, 2007 and 2006, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 6,130,184 and 6,129,672 for the nine months ended December 31, 2007 and 2006, respectively, 6,130,184 and 6,130,184 for the three months ended December 31, 2007 and 2006, respectively.

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

Stock-based compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement now requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. Compensation expense of $266,766 and $-0- was recognized for the nine months ended December 31, 2007 and 2006, respectively, and $89,658 and $-0- for the three months ended December 31, 2007 and 2006, respectively.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in-capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. Amortization was $106,854 for the nine months ended December 31, 2007 and 2006 and $35,618 for three months ended December 31, 2007 and 2006.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization was $70,494 and $23,498 for the nine months ended December 31, 2007 and 2006, respectively, and $23,498 for the three months ended December 31, 2007 and 2006.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Convertible debt and warrants (continued):

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement. These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance. The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost. Amortization was $6,321 and $2,107 for the nine months ended December 31, 2007 and 2006, respectively, and $2,107 for three months ended December 31, 2007 and 2006.

Note D - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

At December 31, 2007, the Company had outstanding warrants to purchase 4,591,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.85 per share. The warrants are exercisable at any time and expire through September 29, 2011. At December 31, 2007, 4,591,072 shares of common stock were reserved for that purpose.

Common stock reserved

At December 31, 2007, shares of common stock were reserved for the following purposes:

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
$97,134

Total rent expense charged to operations was $45,691 and $42,510 for the nine months ended December 31, 2007 and 2006, respectively, and $15,240 and $14,327 for the three months ended December 31, 2007 and 2006.

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

We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of February 6, 2008 we had five carrier customers providing ringback service through our My Phone Services Suite platform with a possible 4 million addressable customer base. Additionally, we have one carrier providing downloadable content through our download system.

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

Results of Operations

We recorded a net loss of $658,886 or $.11 per share, for the nine-month period ended December 31, 2007, compared to a net loss of $1,157,602 or $0.19 per share, for the nine-month period ended December 31, 2006. For the three-month period ended December 31, 2007, we recorded a net loss of $235,872 or $.04 per share compared to a net loss of $257,847 or $.04 per share for the three-month period ended December 31, 2006.

Total Sales

Total revenue for the nine-month period ended December 31, 2007, was $2,562,784 compared to $699,032 for the nine-month period ended December 31, 2006. Total revenue for the three-month period ended December 31, 2007, was $879,520 compared to $334,363 for the three-month period ended December 31, 2006. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies, field systems, test agreements and billing our direct end-users for individual services.

We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2007 was $1,508,663 compared to $433,400 for the nine-month period ended December 31, 2006. Cost of sales for the three-month period ended December 31, 2007 was $535,009 compared to $181,565 for the three-month period ended December 31, 2006. Cost of sales consisted of costs for equipment sold to customers, network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2007 were $1,439,816 compared to $974,661 for the nine-month period ended December 31, 2006. Selling, general and administrative expenses for the three-month period ended December 31, 2007 were $488,310 compared to $319,025 for the three-month period ended December 31, 2006. We expect that selling, general and administrative expenses will remain steady through fiscal year 2008 and 2009, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended December 31, 2007 and 2006, software development costs capitalized were $7,986 and $18,856 respectively. The amortization of capitalized software development costs for the periods ended December 31, 2007 and 2006 was $70,087 and $115,540 respectively.

Other Income and Expense

During the periods ended December 31, 2007 and 2006, the Company made a sale of excess equipment that generated one-time net revenue of $1,739 and $4,110 respectively.

Income Taxes

As of December 31, 2007, we had cumulative federal net operating losses of approximately $20.5 million, which can be used to offset future income subject to federal income tax through the fiscal year 2027. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2007 were approximately $498,521, an increase of $52,466 from $446,055 at March 31, 2007. We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

Future Obligations

We project our working capital needs to be approximately $1,600,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy our services to carrier customers. Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months. Such projections have been based on revenue trends from current customers and customers which are currently in trial utilizing the revenue rates that we have experienced over the past six months with our currently installed customers and projections from trial carrier models and projected cash requirements to support installation, sales and marketing, and general overhead. We may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduce our current overhead. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If further funding is required, and we are unable to secure such funding, we would be forced to rely on existing cash and cash from operations which would greatly impact our ability to complete our product development and product rollout until such time as necessary funds are secured.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2007 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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
February 13, 2008
Date
/s/ Mary G. Merritt

Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)