Form 10KSB
period 2008-03-31
PREFERRED VOICE INC
filed 2008-07-11
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2008
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894
PREFERRED VOICE, INC.
(Name of Small Business Issuer in its Charter)

Delaware	75-2440201
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6500 Greenville Avenue
Suite 570
Dallas, Texas	75206
(Address of Principal Executive Offices)	(Zip code)

                     214-265-9580
(Issuer’s Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange
NONE	on Which Registered
N/A

Securities registered under Section 12(g) of the Exchange Act:	NONE
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

State issuer’s revenues for its most recent fiscal year:  $ 3,541,586

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2008 was approximately $ 1,412,692.

As of June 28, 2008, there were 6,130,184 shares of the common stock, $0.001 par value, of the registrant issued and 6,125,684 shares outstanding.

Transitional Small Business Disclosure Format: Yes                              No                 ☒

Preferred Voice, Inc.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Certain Risk Factors Related to Our Business,” Certain Risk Factors Related to our Industry,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report.

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

The Market and Market Strategy

Our current marketing efforts are focused on cellular telephone service providers. The cell phone market has grown from approximately 69 million subscribers in 1998 to approximately 255 million subscribers as of December 2007, and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population.  Wireless phones are now a mass-market consumer device with an overall wireless penetration rate of 84% of the U.S. population.  These companies are already offering some enhanced services to their subscribers, such as voice and picture messaging, e-mail reading, short message services, voice activated services, and personalized entertainment content.  In order to remain competitive, however, cell phone companies need to provide their subscribers more enhanced services. We believe that our GAP system, with its unique variety of integrated services, provides a solution to satisfy this need.

Our Market Strategy

We utilize personal sales calls to contact and market our GAP system and services to phone companies.  We utilize trade shows as a means to present our product and to network with our potential customers.  The principal elements of our strategy to achieve a leading position in the telecommunications enhanced services market are as follows:

●
Target Tier II and Tier III carriers.  We believe that our experience in providing enhanced services positions us strongly in carrier markets with subscriber bases of less than 20 million.  Our ability to interconnect with various types of switches and billing formats gives us the opportunity to serve these carriers efficiently and economically.

●
Continue to enhance our phone company customer relationships.  We consider our relationships with our phone company customers to be strategic.  Our long-term revenue sharing agreements allow us to plan a joint, strategic deployment of services to a contracting phone company’s subscribers.

●
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

●
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

The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the GAP system’s enhanced services.  However, our GAP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company’s sales force and customer service staff.  As of June 28, 2008, we are providing enhanced services to six carrier’s subscribers and generating revenues for the cell phone companies and us.

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

Platform Services

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

Rockin’ Ringback™  This service allows you to entertain callers while they wait!  Rockin’ Ringback™ lets subscribers send a message through music – before a call is even answered. This network-based service allows subscribers to replace the familiar ‘ring, ring’ that callers normally hear with a popular song, personalized message or even an advertisement. Ringbacks can be specified by caller, group, and by time of day.  The service includes an integrated store where subscribers shop from thousands of tunes created especially for ringback use.

Content Suite  This service provides for the download of games, graphics, video, picture messaging and polyphonic and monophonic ringtones to consumers phones.

Digital Signage.  Our digital signage offering provides for a turn-key solution utilizing in-store touch screens and customizable interactive content design to engage customers while they are shopping in a cellular telephone retail store.

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

Dependence on one or a few major customers

During the year, approximately fifty-two percent of the Company’s revenue consisted of sales and installation of ringback service equipment to one carrier customer.  The sales and marketing team is aggressively marketing its services to existing and prospective customers but dependence from revenue sharing from this one carrier customer may continue through the fiscal year ended March 31, 2009.

Employees

As of June 28, 2008, we had 14 full time employees.  None of our employees is represented by a labor organization.  We maintain various employee benefit plans and we believe we have excellent relations with our employees.

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

We have received registered trademarks from the United States Patent and Trademark Office for the following:  Preferred/telecom, Preferred Voice, Secure Card, Use Your Voice, BusinessConnect, Rockin’ Ringback Safety Talk, and Adback.  We have received notice of allowance on our U. S. Patent Applications “Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End” and “ System Access Modules for Use with a Telecommunications Switch, a Telephony Server System and a Method of Enabling a Communications Session”.

We have applied for patents on our Group Plan Manager, Method of Customizing In-band Signaling for a Communication in Progress, a Method of Identifying a Subscriber to a Calling Party and a Tone Sequence Applicator Employing Either Method.  We have not yet received confirmation of issuance of such.

Core Technology and System Enhancement

We have spent the last ten years developing and enhancing our proprietary software in conjunction with differing hardware platforms and development of switch integration to create our GAP system. We continually evaluate and adjust our GAP system.  The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services.  In the past three fiscal years we achieved the conversion to our high-density database structure that will allow for a very efficient and scalable network based service deployment platform, we completed the integration of web-enabled services in our My Phone Services Suite, we deployed the first ringback service through a telephony carrier in the United States and we have installed and tested our ringback service in a Tier II multi-switch carrier network.  We currently have eight employees in our software/hardware development and deployment department.

Certain Risk Factors Related to Our Business

We may expend significant resources to defend against claims of infringement by third parties and if we are not successful, we could lose rights to our technology and be required to enter into costly license or royalty agreements.

Our success and ability to compete is dependent in part upon our proprietary technology and ability to protect such technology.  We continue to defend our proprietary technology against patent infringement litigation, including the Ring Plus lawsuit (Item 3: Legal Proceedings).  There can be no assurances that our expenses to defend the Ring Plus suit will not exceed our estimate.  Also, if patent infringement judgments are entered against us or unauthorized copying or misuse of our technology were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected.

The loss or significant reduction of business from  our major customer, MetroPCS, would have a material adverse effect on our business.

A significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. This concentration of customers continues as MetroPCS represented 52% revenues for the twelve months ended March 31, 2008.  MetroPCS is expected to represent a significant percentage of our total revenues for the foreseeable future.

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

We must conserve cash because we continue to experience periods of negative cash flows from operations.  We cannot guarantee that, in the future, we will be able to raise sufficient money through sales of debt or equity.  The unavailability or timing of increased revenues and financing could prevent or delay the continued provision of our services and applications and may require us to curtail our operations.  See Item 6, Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources.

Our ability to grow our business will be harmed if we cannot maintain our network infrastructure that provides our services.

Our operations are dependent on our ability to maintain our computers, switching  and other  telecommunications  equipment  and  systems  in  effective working  order and to protect our  systems  against  damage  from fire,  natural disaster, power loss,  telecommunications failure or similar events. Any damage, failure or delay that causes interruptions in our operations could have a material adverse effect on our business,  financial  condition and results of operations.

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

Item 3:  Legal Proceedings

In February, 2008, we were sued by Ring Plus, Inc. in the United States District Court for the Central District of California alleging infringement of its U.S. Patent No. 7,006,608 (the “608 Patent”) which pertains to ringback tone replacement methods and algorithms. Ring Plus, Inc. is seeking declaratory judgment that we have violated the 608 Patent, preliminary and permanent injunctions, an order that we destroy all infringing items, and money damages in a sum according to proof at trial.  We do not believe that we infringe the 608 Patent and we believe we have meritorious defenses to the action.

Item 4:  Submission of Matters to a Vote of Security Holders

There have been no matters submitted for vote to the security holders, through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending March 31, 2008 and March 31, 2007.  Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2008			Fiscal 2007
	HIGH	LOW		HIGH	LOW
1st Quarter	$1.36	$1.00	1st Quarter	$0.40	$0.35
2nd Quarter	$1.35	$0.65	2nd Quarter	$0.40	$0.35
3rd Quarter	$0.65	$0.65	3rd Quarter	$1.00	$0.35
4th Quarter	$0.70	$0.65	4th Quarter	$1.30	$0.40

On June 28, 2008, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $.55.

The number of holders of record of the Company’s common stock as of June 28, 2008 was 159 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2008.

Recent Sales of Unregistered Securities not previously reported on the Company’s 10-QSB

None

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect”, “estimate”, “anticipate”, “predict”, “believes”, “plan”, “seek”, “objective” and similar expressions are intended to identify forward-looking statements or elsewhere in this report.  Important factors that could cause our actual results, performance or achievement to differ materially from our expectations are discussed in detail in Item 1 above.  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Notwithstanding the foregoing, we are not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as our stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act.  A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

Even though we believe voice activated products have viability in the telecommunications arena, we have concentrated our last three years of development efforts on the growing trend in mobile entertainment.  We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones.  Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system.  This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing.  We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort.  We will continue to research and either develop or acquire additional services that can be deployed through our platform.  As of June 28, 2008 we had six carrier customers providing My Phone Services Suite service in their marketplace.

Our systems structure is a robust data base system which will allow for scalability and addition of new services to our platform in shorter development cycles than were possible under our previous structure.  On September 15, 2004 we announced the release of “My Phone Services Suite”, which incorporates our network address book, network voice dialing, Push2Connect, and Rockin Ringback services into one user-centric service that allows the subscriber to personalize the look and feel of their communications service especially for their personality. Revenue from these new products is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

In April of 2007, we started marketing a hosted digital signage content delivery system to our customers that provided them with an in-store sales and marketing tool that educates customers on their products and services while customers are waiting for sales assistance.  The content is customized for each customer and reflects the sales process that would normally be utilized by a sales associate.  The content is delivered through a 32 inch touch screen monitor via a network connection and can be changed and managed through a scheduling interface. The user has the ability to search through an interactive self-discovery mechanism that allows them to become familiar with the store product and services.  For example, the menu can start with a listing of phones.  With a touch on a particular phone the screen can display the phone features and from there the screen could provide accessories for that phone.  As of June 28, 2008 we have placed 62 screens in either carrier retail outlets or wireless agent stores.

The implementation of our business plan is subject to risks inherent in the establishment and deployment of technology.  In order for us to succeed, we must:
●	secure adequate financial and human resources to meet our requirements, including adequate numbers of technical support staff to provide service for our phone company customers;
●	establish and maintain relationships with phone companies;
●	make sure the GAP system works with the telephone switches of all of the major manufacturers;
●	achieve user acceptance for our services;
●	generate reasonable margins on our services;
●	continue to deploy and install GAP systems on a timely and acceptable schedule;
●	respond to competitive market developments;
●	mitigate risk associated with our technology by obtaining patents and copyrights and other protections of our intellectual property; and
●	continually update and add to our product offerings to meet the needs of consumers.

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

We recorded a net loss of $747,816, or $.12 per share, for the fiscal year ended March 31, 2008, compared to a net loss of $1,346,293, or $.22 per share, for the fiscal year ended March 31, 2007, and a net loss of $1,239,731, or $.20 per share, for the year ended March 31, 2006.  The decrease in loss experienced from fiscal year end 2007 to 2008 is a result of increased revenue being generated from our revenue share agreements.  The increase in loss experienced from fiscal year end 2006 to 2007 was a result of charges related to the Company’s September 2006 convertible debenture offering as its loss from operations had actually decreased in that period.

Total Revenue

Total revenue for the fiscal year ended March 31, 2008 was $3,541,586 compared to $1,254,634 and $1,188,083 for the fiscal years ended March 31, 2007 and 2006 respectively.  The increase of revenue reflects continued increase of sales in our ringback, content and digital signage services.

Revenues from our revenue sharing agreements on our voice dial product will cease in August of 2008 as our final voice dial agreement will terminate.  We do anticipate that revenues from the My Phone Services Suite to continue to build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2008 was $2,043,454 compared to $716,937 and $845,889 for the fiscal years ended March 31, 2007 and 2006, respectively. For each of the fiscal years reported, costs consisted of installed equipment, network infrastructure costs, such as collocations, connectivity, system access, long-distance, depreciation and amortization, and content costs to third parties.  We believe costs of sales for network infrastructure will continue to remain steady through the next fiscal year as we utilize current capacity but will increase gradually if and when new customers are added.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2008 were $1,881,043 compared to $1,321,912 and $1,396,649 for the fiscal years ended March 31, 2007 and 2006, respectively.  The increase from 2007 to 2008 was primarily from increased headcount and employee stock award compensation.  The decrease from 2006 to 2007 was from an overall reduction in excess capacity.

We expect that selling, general and administrative expenses will increase slightly through the fiscal year ending March 31, 2009, as we do have overhead expansion needs necessary to increase our sales, marketing and development activities.

Interest Expense

Interest expense for the fiscal year ended March 31, 2008 were $366,644 compared to $544,231 and $203,429 for the fiscal years ended March 31, 2007 and 2006, respectively. During 2008, a total of $236,464 of the interest expense relates to: (i) $142,472 of amortization of loan discount value assigned to the warrants issued in the March 31, 2005 offering, and (ii) $93,992 of amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering.  During 2007, a total of $446,968 of the interest expense relates to: (i) $257,500 of intrinsic value of the beneficial conversion feature on the March 31, 2005 Convertible Debenture upon shareholder approval for the increase of authorized shares to 100,000,000 on April 27, 2006, (ii) $142,472 of amortization of loan discount value assigned to the warrants issued in the March 31, 2005 offering, and (iii) $46,996 of amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering.  During 2006, a total of $142,472 of the interest expense related to loan discount value assigned to the warrants issued in the March 31, 2005 offering.

Core Technology Enhancements Software Applications and Hardware

We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have accumulated costs of $1,358,617 for enhancement of our core software and hardware technology as of March 31, 2008.

Extraordinary Items

We have recognized income from the sale of excess equipment of $1,739, $4,108, and $18,154, respectively, for the fiscal years ended March 31, 2008, 2007, and 2006.

Income Taxes

As of March 31, 2008, we had cumulative federal net operating losses of approximately $20.7 million, which can be used to offset future income subject to federal income tax through the fiscal year 2028.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2008 were $283,220, a decrease of $162,835 from $446,055 at March 31, 2007.  The Company has relied primarily on the issuance of stock, debentures and warrants to fund its operations since January of 1997 when we sold our long-distance resale operation.

Net cash used for operating activities was $130,777 for the year ended March 31, 2008 compared to $870,524 for the year ended March 31, 2007.  Net cash used for investing activities was $32,058 for the year ended March 31, 2008 compared to cash used in investing activities of $48,743 for the year ended March 31, 2007.  Net cash provided by financing activities was $-0- for the year ended March 31, 2008 compared to net cash used by financing activities of $1,155,856 for the year ended March 31, 2007.

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

Due to uncertainties regarding a number of new customer contracts that the Company just launched, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements for more than a few months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Obligations

Management projects working capital needs to be approximately $1,560,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers.  Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months.  Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.  However, any projections of future cash requirements and cash flows are subject to substantial uncertainty.  If the Company’s operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year.  In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  We are currently evaluating the provisions of FASB 157 to determine the future impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. This provision has been further extended to 2009.  The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

Inflation

Management believes that inflation has not had a significant impact on the Company’s financial position or results of operations.

Item 7.  Financial Statements

PREFERRED VOICE, INC.
FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 and 2006

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 8A(T). Controls and Procedures

Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer has concluded that, as of that date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the [Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework]. Based on the assessment using those criteria, management concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

This Annual Report on Form 10-KSB does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The Board of Directors currently consists of three (3) people. Directors serve until the next annual meeting and until their successors are elected and qualified.  The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director
Mary G. Merritt	51	Director, Chief Executive Officer, Executive VP-Finance and Secretary/Treasurer	1994

Scott V. Ogilvie	54	Director	2000

Todd Parker	44	Director	2005

Ms. Merritt is a founder of Preferred Voice and has been a director since May 1994.  She has served as Chief Executive Officer since February 2005, Chief Operating Officer from May 2004, and has served as Executive Vice President – Finance and Secretary/Treasurer since inception.  She served as President of Star of Texas, Inc., from 1989 to May 1994.  She also served as Controller of United Medicorp for several months during 1992.  Ms. Merritt is a certified public accountant and was employed by Ernst & Whinney from 1981 to 1989.

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

Compliance with Section 16(a) of the Exchange Act

 Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of Preferred Voice's equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Item 10.  Executive Compensation

The following tables set forth the compensation paid by the Company to our executive officers during the fiscal years ended March 31, 2008 and 2007.

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards		Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Mary G Merritt Chief Executive	2008	$105,000	-	-	$55,839	(2)	-	-	-	$160,839
Officer, EVP –Finance(1)	2007	$91,875	-	-	$11,649	(2)	-	-	-	$103,524
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

Outstanding Equity Awards at Fiscal Year-End Table

We have not granted any stock awards other than as stock options.  The following table reflects all option awards outstanding at March 31, 2008 to our executive officers:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Mary Merritt	15,000	0	0	$0.60	6/12/09
	14,133	0	0	$0.60	4/2/09
	0	150,000	0	$0.60	1/24/12

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	899,133	$0.60	899,133

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	899,133	$0.60	899,133

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended March 31, 2008, no director expenses were reimbursed.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the close of business on June 28, 2008, information as to the beneficial ownership of shares of the Company common stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or “group” (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company common stock.  In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company common stock as of the close of business on June 28, 2008.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage

Mary G. Merritt(3)	642,284	9.82%

Scott Ogilvie(4)	58,000	*

Todd Parker(5)	250,000	4.01%

JMG Capital Partners, L.P.(6)	1,622,102	22.66%

JMG Triton Offshore Fund Ltd.(7)	1,621,502	22.65%

J. Steven Emerson(8)	2,847,316	35.24%

Bristol Investment Fund, Ltd.(9)	1,377,600	19.21%

G. Tyler Runnels(10)	2,706,339	33.51%

All Directors and executive officers as a group (three persons)(11)	950,284	14.77%

*	Less than one percent (1%).
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

2)
Based on 6,130,184 shares outstanding on June 28, 2008.  Shares of common stock subject to options that are exercisable within 60 days of June 28, 2008, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)
Includes 143,857 shares issuable upon exercise of warrants, 179,133 issuable upon exercise of employee stock options, 85,714 shares issuable upon conversion of notes, and 6,000 shares held by minor children.

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

See Item 9 above for information concerning director independence.

Item 13. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)
3.6^	Certificate of Amendment, filed on April 27, 2007 with the Secretary of State of Delaware (Exhibit 3.1)
3.7(1)	Bylaws of the registrant (Exhibit 3.4)
10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)
10.2(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)
10.3(6)	Form of Warrant Certificate (Exhibit 10.2)
10.4(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)
10.5(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.6(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)
10.7(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)
10.8(8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.9(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
10.10(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
10.11(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.12(11)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
23^	Consent of Philip Vogel & Co. PC
31.1^	Section 302 Certification
32.1^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
^	Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.
(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2005.
(12)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2005.
(13)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2005.
(14)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2006.
(15)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2006.
(16)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2006.

Item 14.  Principal Accountant Fees and Services

Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995.  The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended March 31, 2008 and 2007:

	2008	2007

Audit Fees (a)	$35,000	$31,000

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed.  For the year ended March 31, 2008, 100% of all audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

Date: July 11, 2008	By:	/s/ Mary G. Merritt
Mary G. Merritt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt Mary G. Merritt	Chairman and Chief Executive Officer (Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)	July 11, 2008

/s/ Todd Parker Todd Parker	Director	July 11, 2008

/s/ Scott Ogilvie Scott Ogilvie	Director	July 11, 2008

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
   and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2008, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended March 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

July 11, 2008

PREFERRED VOICE, INC.
BALANCE SHEETS
MARCH 31, 2008 AND 2007

	2008	2007

Assets

Current assets:
Cash and cash equivalents	$283,220	$446,055
Accounts receivable, net of allowance for doubtful
accounts of $0 and $0, respectively	638,210	385,984
Inventory	84,567	121,766
Current portion of deferred loan cost	8,428	8,428

Total current assets	$1,014,425	$962,233

Property and equipment:
Computer equipment	$572,392	$827,947
Furniture and fixtures	22,317	22,317
Office equipment	19,271	28,393

	$613,980	$878,657

Less accumulated depreciation	421,190	621,209

Net property and equipment	$192,790	$257,448

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,228,026 and $1,157,517, respectively	$29,902	$93,146
Deposits	34,485	4,485
Noncurrent portion deferred loan cost, net of accumulated
amortization of $12,642 and $4,214, respectively	4,214	12,642
Trademarks and patents, net of accumulated
amortization of $31,926 and $24,273, respectively	68,763	70,798

Total other assets	$137,364	$181,071

Total assets	$1,344,579	$1,400,752

The accompanying notes are an integral part of these statements.

	2008	2007

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$245,553	$115,812
Accrued operating expenses	-	41
Accrued vacation	7,859	7,661
Accrued payroll and payroll taxes	19,735	35,473
Accrued interest	35,100	35,100
Deferred Revenue	43,417	-
Current portion debentures payable - net of discounts	975,000	832,528

Total current liabilities	$1,326,664	$1,026,615

Long-term liabilities:
Debentures payable - net of discounts	$1,029,012	$935,019

Total long-term liabilities	$1,029,012	$935,019

Commitments and contingencies (Note J, K and L)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,403,278	20,105,677
Accumulated deficit	(21,418,999)	(20,671,183)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(1,011,097)	$(560,882)

Total liabilities and stockholders' equity (deficit)	$1,344,579	$1,400,752

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	2008	2007	2006

Net sales	$3,541,586	$1,254,634	$1,188,083

Cost of sales	2,043,454	716,937	845,889

Gross profit	$1,498,132	$537,697	$342,194

General and administrative expenses	$1,881,043	$1,321,912	$1,396,649

Loss from operations	$(382,911)	$(784,215)	$(1,054,455)

Other income (expense):
Interest expense	$(366,644)	$(544,231)	$(203,429)
Gain (loss) on sale of assets	1,739	4,108	18,153
Impairment expense	-	(32,014)	-
Other income (expense)	-	10,059	-

Total other income (expense)	$(364,905)	$(562,078)	$(185,276)

Loss from operations before income taxes	$(747,816)	$(1,346,293)	$(1,239,731)

Provision for income taxes	-	-	-

Net loss	$(747,816)	$(1,346,293)	$(1,239,731)

Per share amounts:
Net loss per share	$(0.12)	$(0.22)	$(0.20)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	Shares of common stock				Amounts
					Common		Additional		Total
					stock $0.001	Treasury	paid-in	Accummulated	stockholders'
	Authorized	Issued	Outstanding	In treasury	par value	stock	capital	deficit	equity

Balance - March 31, 2005	50,000,000	5,921,499	5,958,666	4,500	$5,921	$(1,506)	$19,408,481	$(18,085,159)	$1,327,737

Exercise of employee stock options - shares
issued 4/21/2005	-	41,667	-	-	42	-	(42)	-	-
Warrants issued to non-employees	-	-	-	-	-	-	16,038	-	16,038

Net loss for the year ended March 31, 2006	-	-	-	-	-	-	-	(1,239,731)	(1,239,731)

Balance - March 31, 2006	50,000,000	5,963,166	5,958,666	4,500	$5,963	$(1,506)	$19,424,477	$(19,324,890)	$104,044

Increase in authorized shares of common
stock	50,000,000	-	-	-	-	-	-	-	-
Issuance of stock for accrued interest
payable on convertible debentures	-	167,143	167,143	-	167	-	58,332	-	58,499
Decrease in common stock for fractional
shares	-	(123)	(123)	-	-	-	-	-	-
Intrinsic value of beneficial conversion feature	-	-	-	-	-	-	257,500	-	257,500
Warrants issued for goods and services	-	-	-	-	-	-	25,285	-	25,285
Compensation expense recognized on
vested employee stock options	-	-	-	-	-	-	58,106	-	58,106
Proceeds from the issuance of the debentures
allocated to the warrants	-	-	-	-	-	-	281,977	-	281,977

Net loss for the year ended March 31, 2007	-	-	-	-	-	-	-	(1,346,293)	(1,346,293)

Balance - March 31, 2007	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,105,677	$(20,671,183)	$(560,882)

Compensation expense recognized on
vested employee stock options	-	-	-	-	-	-	297,601	-	297,601

Net loss for the year ended March 31, 2008	-	-	-	-	-	-	-	(747,816)	(747,816)

Balance - March 31, 2008	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,403,278	$(21,418,999)	$(1,011,097)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	2008	2007	2006

Cash flows from operating activities:
Cash received from customers	$3,289,360	$1,079,042	$1,078,611
Cash paid to suppliers and employees	(3,289,958)	(1,887,403)	(1,906,037)
Interest paid	(130,179)	(62,163)	(2,456)

Net cash used by operating activities	$(130,777)	$(870,524)	$(829,882)

Cash flows from investing activities:
Capital expenditures	$(57,581)	$(99,311)	$(114,065)
Proceeds from sale of assets	25,523	50,568	31,563

Net cash used by investing activities	$(32,058)	$(48,743)	$(82,502)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and warrants	$-	$1,170,000	$-
Repayment of note payable	$-	(14,144)	(13,314)

Net cash provided (used) by financing activities	$-	$1,155,856	$(13,314)

Net (decrease) increase in cash and cash equivalents	$(162,835)	$236,589	$(925,698)

Cash and cash equivalents:
Beginning of year	446,055	209,466	1,135,164

End of year	$283,220	$446,055	$209,466

The accompanying notes are an integral part of these statements.

	2008	2007	2006

Reconciliation of net loss to net
cash used by operating activities:
Net loss	$(747,816)	$(1,346,293)	$(1,239,731)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	$172,163	$264,298	$348,233
Gain on sale of assets	(1,739)	(4,108)	(18,154)
Compensation recognized from issuance of stock options	297,601	58,106	-
Impairment of assets	-	32,014	-
Intrinsic value of beneficial interest	-	257,500	-
Fair value of stock warrants issued in exchange for services	-	-	16,038

Changes in operating assets and liabilities:
Increase in accounts receivable	(252,226)	(175,592)	(109,472)
Decrease (increase) in inventory	37,199	(121,766)	-
Decrease in prepaid expenses	-	-	2,759
Increase in deposits	(30,000)	-	-
Increase (decrease) in accounts payable	129,741	(75,335)	(12,062)
Increase in deferred revenue	43,417	-	-
Increase in accrued expenses	220,883	240,652	182,507

Total adjustments	$617,039	$475,769	$409,849

Net cash used by operating activities	$(130,777)	$(870,524)	$(829,882)

Supplemental schedule of non-cash investing and
financing activities
Issuance of stock for accrued interest payable on
convertible debentures	$-	$58,500	$-
Fair value of stock warrants issued in exchange for services	$-	$25,284	$-

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

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay.

Inventory

Inventory, consisting of ringback platforms and their related components in the amount of $68,354 and $121,766 and digital signage and their related components in the amount of $16,213 and $-0- for the years ended March 31, 2008 and 2007, respectively, are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 was $85,574, $145,999, and $245,672, respectively.

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

During the years ended March 31, 2008, 2007 and 2006, software development costs capitalized were $8,224, $19,058, and $49,470, respectively.  The amortization of capitalized software development costs for the years ended March 31, 2008 2007 and 2006 was $70,509, $106,757, and $95,325, respectively.

The estimated aggregate amortization expense for capitalized software development costs for each of the five succeeding fiscal years is as follows:

Year ending
March 31,	Amount

2009	$20,998
2010	6,690
2011	2,214
2012	-
2013	-

Total	$29,902

Trademarks and patents

Trademarks and patents are recorded at cost.  Amortization is computed on the straight-line method over the identifiable lives of the trademarks and patents.  The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter.  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.  Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.  The Company tested its intangible assets for impairment as of March 31, 2008 and found  no event or changes in circumstance that have impaired its intangible assets.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The amortization of trademarks and patents for the years ended March 31, 2008, 2007 and 2006 was $7,652, $7,328, and $7,236 and, respectively.

The estimated aggregate amortization expense for trademarks and patents for each of the five succeeding fiscal years is as follows:

Year ending
March 31,	Amount

2009	$7,973
2010	7,973
2011	7,973
2012	7,973
2013	7,973

Total	$39,865

Advertising expense

The Company expenses advertising costs when the advertisement occurs.  Total advertising expense amounted to $-0- for the years ended March 31, 2008, 2007 and 2006.

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

During the years ended March 31, 2008, 2007 and 2006, approximately $1,843,144 (52.0%), $963,000 (76.7%), and $685,000 (57.7%), respectively, of the Company’s total sales were derived from one customer respectively.  At March 31, 2008 two customer’s balances of approximately $552,412 (86%), and for March 31, 2007 and 2006 one customer’s balances of approximately $358,000 (93%), and $169,000 (79%), accounted for a material portion of accounts receivable.

The Company maintains accounts with financial institutions which periodically exceed federally insured amounts.  The excess balance at March 31, 2008, was approximately $405,000.

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

During the years ended March 31, 2008 and 2007, the majority of the Company’s revenue consisted of platform sales, ringback service sales, and entertainment content sales.  The Ringback product is a service that allows for the playing of a song, message, or other audible during the usual “ring ring” heard until a phone is answered.

The amount of sales by product segment, for the years ended March 31, 2008, 2007 and 2006, was as follows:

Product and Service	2008	2007	2006

Voice Activated Dialing	$33,806	$214,581	$386,308
Push 2 Connect Conferencing	-	-	230
Telephone Receptionist	449	643	1,882
Smart Business Line	494	2,314	2,570
Digital Signage	482,515	-	-
Content Sales	1,370,671	364,641	23,571
Ringback Service	943,952	271,200	-
Platform Sales	664,949	271,638	621,388
Maintenance and Support Agreements	19,750	66,500	-
Customer Applications	25,000	63,117	152,134

Total revenue	$3,541,586	$1,254,634	$1,188,083

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended March 31, 2008.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s 2007 fiscal year. Our consolidated financial statements for the year ended March 31, 2008, reflect the impact of SFAS 123R.  In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the year ended March 31, 2008 and 2007 was $297,601 and $58,106, respectively. Stock-based compensation expense which would have been recognized under the fair value based method would have been approximately $201,000 during the year ended March 31, 2006.  As of March 31, 2008, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements.  Disclosures required by this statement are in Notes F and G.

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock.  Since the Company incurred a loss from operations for the years ended March 31, 2008, 2007 and 2006, no computation of diluted EPS has been performed.

Loss per share is based on the weighted average number of shares outstanding of 6,130,184, 6,129,844, and 5,961,314 for the years ended March 31, 2008, 2007 and 2006, respectively.

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

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  In accordance with SFAS No. 130, the Company presents a statement of operations that includes other comprehensive income when applicable.  An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders’ equity.  There were no transactions related to other comprehensive income for the two years ended March 31, 2008.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company previously adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

to sell.  An impairment loss in the amount of $-0-, $1,577, and $-0- was recognized during the years ended March 31, 2008, 2007, and 2006, respectively.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year.  In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  We are currently evaluating the provisions of FASB 157 to determine the future impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

Note C - Notes payable:

   An unsecured note was paid off in March of 2007.  Interest expense charged to operations related to this note was -0-, $467, and $1,288 for the years ended March 31, 2008, 2007 and 2006, respectively.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note D - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008, subsequently extended to June 30, 2008, (the "Debentures"), to a group of institutional and high net worth investors.  The Debentures pay an interest rate of 6% on an annual basis and are convertible into 1,950,000 shares of the Company’s common stock at a price of $0.50 per share at which time the authorized shares increases to 65,000,000 shares.  The Company recorded the intrinsic value of the beneficial conversion feature of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006.  The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.  Amortization for the years ended March 31, 2008, 2007 and 2006, was $142,472.  The loan costs incurred on the issuance of the Debentures amounted to $2,430.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.    Amortization for the years ended March 31, 2008 and 2007 was $93,992 and $46,996, respectively.

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost.  Amortization for the year ended March 31, 2008 and 2007 was $8,428 and $4,214, respectively.

Note E - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

At March 31, 2008 the Company had outstanding warrants to purchase 4,591,072 shares of the Company's common stock at prices that ranged from $0.50 per share to $0.85 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At March 31, 2008, 4,591,072 shares of common stock were reserved for that purpose.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note E - Common stock (continued):

Common stock reserved

At March 31, 2008, shares of common stock were reserved for the following purposes:

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	899,133
Exercise of stock warrants and debt conversion	9,883,929

10,783,062

Note F – Employee stock option plans:

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

Under the terms of the 1994 Plan, options granted could be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, could not be less than the fair market value of a share on the date of grant.  Stock appreciation rights granted in tandem with an option would be exercisable only to the extent the underlying option was exercisable and the grant price was equal to the exercise price of the underlying option.  As of March 31, 2006, the Plan had expired and there were no options outstanding and no stock appreciation rights had been granted.

As of March 31, 2008, 22,577 of these options were exercised, 106,776 were forfeited and 1,000 were expired.  At March 31, 2008, the remaining weighted average contractual life was 0 years.

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

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant.  Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option.  At March 31, 2008, options to purchase 899,133 shares at an exercise price of $0.60 to $1.25 per share were outstanding.  No stock appreciation rights had been granted at March 31, 2008.

As of March 31, 2008, 41,667 options have been exercised, 371,965 have been forfeited, 109,550 expired, 899,133 remain outstanding, and 899,133 were vested and exercisable.  At March 31, 2008, the remaining weighted average contractual life was 3.4 years.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note F – Employee stock option plans (continued):

Employee warrants

As of March 31, 2008, none of the employee warrants have been exercised or forfeited, 731,000 expired, 412,000 remain outstanding, and 412,000 were vested and exercisable.  At March 31, 2008, the remaining weighted average contractual life was approximately 1.1 years.

Note G - Proforma information related to employee stock options and warrants:

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123R in fiscal year 2008. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for our pro forma information required under SFAS 123 for periods prior to fiscal year 2007. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. The following weighted-average assumptions were used in the pricing model:

	2008	2007	2006

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.54%	4.73% - 4.81%	2.10% - 4.18%
Expected life	5 years	5 years	3 - 5 years
Expected volatility	140%	146% - 151%	179% - 266%

Prior to the adoption of SFAS 123R, the Company applied APB Opinion No. 25 in accounting for its plan for stock options and warrants and, accordingly, recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company’s stock.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123R, the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below:

	2008	2007	2006
Net loss, as reported under APB 25 for the
prior periods	N/A	N/A	$(1,239,731)
Less total compensation expense determined under fair value based method for all awards, net of tax effects under fair value based method for all awards,
net of tax effects	(297,601)	(58,106)	(200,560)

Net loss including the effect of stock-based
compensation expense	$(747,816)	$(1,346,293)	$(1,440,291)

Loss per common share:
As reported	$(0.12)	$(0.22)	$(0.20)

Proforma	$(0.12)	$(0.22)	$(0.24)

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Following is a summary of warrants issued to employees:

	1994 stock award and incentive plan (1994 Plan)
	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	-	$-	-	$-	1,000	$2.50
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	-	-	(1,000)	2.50

Outstanding at end of year	-	$-	-	$-	-	$-

Options exercisable at end
of year	-	$-	-	$-	-	$-

	2000 stock award and incentive plan (2000 Plan)
	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	910,933	$0.60	294,733	$0.60	322,733	$0.60
Granted	50,000	1.25	745,000	0.60	-	-
Exercised	-	-	-	-	-	-
Forfeited	(30,000)	0.60	(110,000)	0.60	(28,000)	0.60
Cancelled	-	-	-	-	-	-
Expired	(31,800)	0.60	(18,800)	0.60	-	-

Outstanding at end of year	899,133	$0.60	910,933	$0.60	294,733	$0.60

Options exercisable at end
of year	874,133	$0.62	165,993	$0.60	137,233	$0.60
Weighted average fair value
of options granted during
the year		$0.49		$0.45		$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note G - Proforma information related to employee stock options and warrants (continued):

Following is a summary of the stock award and incentive plans:

	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	432,000	$0.67	532,000	$0.70	492,000	$0.70
Granted	-	-	-	-	40,000	0.75
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(20,000)	$0.60	(100,000)	0.88	-	-

Outstanding at end of year	412,000	$0.67	432,000	$0.67	532,000	$0.70

Warrants exercisable at end
of year	412,000	$0.67	432,000	$0.67	532,000	$0.70
Weighted average fair value
of warrants granted during
the year		$-		$-		$0.65

Note H - Stock warrants:

During the years ended March 31, 2008, 2007 and 2006, the Company issued -0-, 167,143, and 40,000 warrants to certain service providers and business partners at exercise prices ranging from $0.50 to $0.75.  The warrants can be exercised at any time and expire at various dates through September 29, 2011.

In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date.  For the years ended March 31, 2008, 2007 and 2006, the Company recognized  $-0-, $-0-, and $16,038, respectively, as compensation expense and $-0- as stock issuance cost during the years ended March 31, 2008, 2007 and 2006 related to warrants issued to non-employees.

As of March 31, 2008, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; 323,607 have expired; and 207,143 remain outstanding, of which 207,143 were vested and exercisable.  At March 31, 2008, the remaining weighted average contractual life was approximately 3.2 years.

For the years ended March 31, 2008, 2007 and 2006, the Company issued -0-, 1,671,428, and -0- warrants, respectively, in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the years ended March 31, 2008, 2007 and 2006.

As of March 31, 2008, 204,499 of the total warrants issued for stock offerings have been exercised; none have been forfeited; 431,493 have expired; and 3,971,928 remain outstanding, of which 3,971,928 were vested and exercisable.  At March 31, 2008, the remaining weighted average contractual life was approximately 2.4 years.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model.  The following weighted-average assumptions were used in the pricing model:

	2008	2007	2006

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0	4.67	4.75
Expected life	5 years	5 years	3 years
Expected volatility	0%	56%	144%

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	207,143	$0.50	100,107	$6.05	110,107	$5.55
Granted	-	-	167,143	0.50	40,000	0.50
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	(60,107)	9.74	(50,000)	0.50

Outstanding at end of year	207,143	$0.50	207,143	$0.50	100,107	$6.05

Warrants exercisable at end
of year	207,143	$0.50	207,143	$0.50	100,107	$6.05
Weighted average fair value
of warrants granted during
the year		-		$0.15		$0.40

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

The following is a summary of warrants issued in connection with stock and debenture offerings:

	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	3,971,928	$0.56	2,616,350	$1.55	2,673,493	$1.80
Granted	-	-	1,671,428	0.50	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	(315,850)	8.42	(57,143)	13.15

Outstanding at end of year	3,971,928	$0.56	3,971,928	$0.56	2,616,350	$1.55

Warrants exercisable at end
of year	3,971,928	$0.56	3,971,928	$0.56	2,616,350	$1.55
Weighted average fair value
of warrants granted during
the year		-		$0.50		$-

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note G):

	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning
of year	4,611,071	$0.57	3,248,457	$1.55	3,275,600	$1.75
Granted	-	-	1,838,571	0.50	80,000	0.65
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(20,000)	0.60	(475,957)	7.00	(107,143)	7.25

Outstanding at end of year	4,591,071	$0.57	4,611,071	$0.57	3,248,457	$1.55

Warrants exercisable at end
of year	4,591,071	$0.57	4,611,071	$0.57	3,248,457	$1.55
Weighted average fair value
of warrants granted during
the year		-		$0.50		$0.55

PREFERRED VOICE, INC.
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

The provision for income taxes as of March 31 consists of:

	2008	2007	2006

Current income taxes	$-	$-	$-
Change in deferred income taxes due to
temporary differences	-	-	-

	$-	$-	$-

The provision for income taxes for the years ended March 31, 2008, 2007 and 2006, differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2008	2007	2006

Computed “expected” tax benefit	$(254,000)	$(458,000)	$(422,000)
Nondeductible items	2,000	88,000	32,000
Temporary differences	28,000	11,000	17,000
Net operating loss carry-forward	224,000	359,000	373,000

Provision for income taxes	$-	$-	$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note I - Income taxes (continued):

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2008	2007	2006

Accumulated depreciation	$(135,000)	$(107,000)	$(96,000)

Gross deferred tax liabilities	$(135,000)	$(107,000)	$(96,000)

Stock compensation	$-	$-	$31,000
Accounts receivable	-	-	2,000
Net operating loss carry-forward	7,045,000	6,821,000	6,463,000

Gross deferred tax assets	$7,045,000	$6,821,000	$6,496,000
Valuation allowance	(6,910,000)	(6,714,000)	(6,400,000)

	$135,000	$107,000	$96,000

Net deferred tax assets	$-	$-	$-

The change in the deferred tax valuation
allowance is as follows:	$196,000	$314,000	$389,000

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable.  However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2008, a net operating loss carry-forward of approximately $20,722,000, which can be used to offset future taxable income through the year 2028.  Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note J - Commitments:

The Company leases its office facilities and some office equipment under operating leases expiring through December 2008.  Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2008:

Year ending
March 31,	Amount

2009	$41,629
2010	-
2011	-
2012	-
2013	-
$41,629

Total rent expense charged to operations was $55,654, $56,421, and $60,341 for the years ended March 31, 2008, 2007 and 2006, respectively.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note K – Legal proceedings:

In February, 2008, the Company was sued by Ring Plus, Inc. in the United States District Court for the Central District of California alleging infringement of its U.S. Patent No. 7,006,608 (the “608 Patent”) which pertains to ringback tone replacement methods and algorithms. Ring Plus, Inc. is seeking declaratory judgment that the Company has violated the 608 Patent, preliminary and permanent injunctions, an order that the Company destroy all infringing items, and money damages in a sum according to proof at trial.  The Company does not believe that they infringe the 608 Patent and believes it has meritorious defenses to the action.

Note L – Going concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant operating losses in the current and prior years.  As shown in the accompanying financial statements, the Company has incurred net losses of $747,816, $1,346,293, and $1,239,731 for the years ended March 31, 2008, 2007 and 2006, respectively.  The Company also has negative cash flows from operations of $130,777, $870,524, and $829,882 for the years ended March 31, 2008, 2007 and 2006, respectively.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management’s plans in regard to this matter are described below.

Management projects working capital needs to be approximately $1,560,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers.  Management believes that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet these anticipated capital requirements and to finance marketing initiatives for the next twelve months.  Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.  However, any projections of future cash requirements and cash flows are subject to substantial uncertainty.  If the Company’s operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.