Form 10QSB
period 2008-06-30
PREFERRED VOICE INC
filed 2008-08-08
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

Form 10-QSB

{ X }  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended June 30, 2008.
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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of August 4, 2008.

Transitional Small Business Format    Yes ☐ No ☒

INDEX

Preferred Voice, Inc.

Part I.	Financial Information	1

Item 1.	Financial Statements	1

	Balance Sheets-June 30, 2008 and March 31, 2008.

	Statements of Operations-Three Months Ended June 30, 2008 and 2007.

	Statements of Cash Flows-Three Months Ended June 30, 2008 and 2007.

	Notes to Financial Statements - June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Controls and Procedures	13

Part II.	Other Information	14

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		15

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2008 AND MARCH 31, 2008

	June 30,	March 31,
	2008	2008
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$348,524	$283,220
Accounts receivable, net of allowance for doubtful
accounts of $0 and 0, respectively	596,600	638,210
Inventory	84,063	84,567
Current portion deferred loan cost	8,428	8,428

Total current assets	$1,037,615	$1,014,425

Property and equipment:
Computer equipment	$586,591	$572,392
Furniture and fixtures	22,317	22,317
Office equipment	19,271	19,271

	$628,179	$613,980
Less accumulated depreciation	436,470	421,190

Net property and equipment	$191,709	$192,790

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,234,243 and $1,228,026, respectively	$23,686	$29,902
Deposits	34,485	34,485
Noncurrent portion deferred loan cost, net of accumulated
amortization of $14,749 and $12,642, respectively	2,107	4,214
Trademarks and patents, net of accumulated
amortization of $33,919 and $31,926, respectively	68,586	68,763

Total other assets	$128,864	$137,364

Total assets	$1,358,188	$1,344,579

See independent accountants’ review report
The accompanying notes are an integral part of these financial statements

	June 30,	March 31,
	2008	2008
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$216,693	$245,553
Accrued vacation	6,318	7,859
Accrued payroll and payroll taxes	27,248	19,735
Accrued interest	52,650	35,100
Deferred revenue	29,041	43,417
Current portion debentures payable - net of discounts	975,000	975,000

Total current liabilities	$1,306,950	$1,326,664

Long-term liabilities:
Debentures payable - net of discounts	$1,052,510	$1,029,012

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,403,278	20,403,278
Accumulated deficit	(21,409,174)	(21,418,999)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(1,001,272)	$(1,011,097)

Total liabilities and stockholders' equity (deficit)	$1,358,188	$1,344,579

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)

Net sales	$960,173	$822,050

Cost of sales	507,765	499,100

Gross profit	$452,408	$322,950

General and administrative expenses	$386,783	$452,151

Income (loss) from operations	$65,625	$(129,201)

Other income (expense):
Interest expense	$(55,800)	$(91,335)
Gain on sale of assets	-	434

Total other income (expense)	$(55,800)	$(90,901)

Income (loss) from operations before income taxes	$9,825	$(220,102)

Provision for income taxes	-	-

Net income (loss)	$9,825	$(220,102)

Per share amounts:
Income (loss) from operations	$-	$(0.04)

Net income (loss)	$-	$(0.04)

See independent accountants’ review report
The accompanying notes are an integral part of these financial statements

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$1,001,783	$814,145
Cash paid to suppliers and employees	(905,711)	(796,469)
Interest paid	(14,752)	(44)

Net cash provided by operating activities	$81,320	$17,632

Cash flows from investing activities:
Capital expenditures	$(16,016)	$(26,908)
Proceeds from sale of assets	-	16,344

Net cash used by investing activities	$(16,016)	$(10,564)

Cash flows from financing activities:
	$-	$-

Net cash provided (used) by financing activities	$-	$-

Net increase in cash and cash equivalents	$65,304	$7,068

Cash and cash equivalents:
Beginning of period	283,220	446,055

End of period	$348,524	$453,123

See independent accountants’ review report
The accompanying notes are an integral part of these financial statements

	2008	2007
	(unaudited)	(unaudited)

Reconciliation of net income (loss) to net cash provided
by operating activities:

Net income (loss)	$9,825	$(220,102)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	$25,597	$60,902
Gain on sale of assets	-	(434)
Compensation recognized from issuance of stock options	-	87,452

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	41,610	(7,905)
(Increase) decrease in inventory	504	(19,277)
Increase (decrease) in accounts payable	(28,860)	30,496
Decrease in deferred revenue	(14,376)	-
Increase in accrued expenses	47,020	86,500

Total adjustments	$71,495	$237,734

Net cash provided by operating activities	$81,320	$17,632

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2008, Form 10KSB and should be read in conjunction with the financial statements for the three months ended June 30, 2008, contained herein.

The financial information included herein as of June 30, 2008, and for the three months ended June 30, 2008 and 2007, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $64,824 and $64,707 as of June 30, 2008 and March 31, 2008, respectively.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Since the Company incurred a small gain from operation for the three months ended June 30, 2008 and a loss from operations for the three months ended 2007, no computation of diluted EPS has been performed.

Gain and (loss) per share for the three months ended June 30, 2008 and 2007, respectively is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

Stock-based compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  This statement now requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three months ended June 30, 2008 and 2007 was $-0- and $87,452, respectively.

Note C - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008, subsequently extended to December 31, 2008,  (the "Debentures"), to a group of institutional and high net worth investors.  The Debentures pay an interest rate of 6% on an annual basis and are convertible into 1,950,000 shares of the Company’s common stock at a price of $0.50 per share at which time the authorized shares increases to 65,000,000 shares.  The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in-capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.  Amortization was $-0- and $35,618 for the three months ended June 30, 2008 and 2007, respectively.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.    Amortization was $23,498 and $23,498 for the three months ended June 30, 2008 and 2007, respectively.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Convertible debt and warrants (continued):

 167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost.  Amortization was $2,107 and $2,107 for the three months ended June 30, 2008 and 2007, respectively.

Note D - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

At June 30, 2008, the Company had outstanding warrants to purchase 4,591,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.85 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At June 30, 2008, 4,591,072 shares of common stock were reserved for that purpose.

Common stock reserved

At June 30, 2008, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	9,883,929
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	894,133

10,778,062

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2008.  Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2008:

Year ending
March 31,	Amount

2009	$ 41,629
2010	-
2011	-
2012	-
2013	-

$ 41,629

Total rent expense charged to operations was $13,911 for the three months ended June 30, 2008 and 2007.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-KSB for the fiscal year ended March 31, 2008.  Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act.  A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones.  Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system.  This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing.  We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort.  We will continue to research and either develop or acquire additional services that can be deployed through our platform.  As of August 4, 2008 we had five carrier customers providing ringback service through our My Phone Services Suite platform with a possible 4 million addressable customer base.

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

Results of Operations

We recorded a net gain of $ 9,825 or $.0 per share for the period ended June 30, 2008, compared to a net (loss) of ($220,102) or ($0.04) per share, for the period ended June 30, 2007.

Total Sales

Total revenue for the period ended June 30, 2008, was $960,173 compared to $822,050 for the period ended June 30, 2007.  Revenues in both periods consisted of revenue sharing receipts from our customer phone companies, and installation of field systems.

We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the period ended June 30, 2008 was $507,765 compared to $499,100 for the period ended June 30, 2007.  Cost of sales consisted of costs for systems, network infrastructure such as collocations, connectivity, system access and long distance to end-users and third party content costs during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the period ended June 30, 2008 were $386,783 compared to $452,151 for the period ended June 30, 2007.  We expect that selling, general and administrative expenses will remain steady through fiscal year 2009, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  During the periods ended June 30, 2008 and 2007, software development costs capitalized were $-0- and $2,482 respectively.  The amortization of capitalized software development costs for the periods ended June 30, 2008 and 2007 was $8,210 and $28,997 respectively.

Other Income and Expense

During the period ended June 30, 2008 and 2007, the Company made a sale of excess equipment that generated net revenue of $-0- and $434.

Income Taxes

As of June 30, 2008, we had cumulative federal net operating losses of approximately $20.7 million, which can be used to offset future income subject to federal income tax through the fiscal year 2028.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2008 were approximately $348,524, an increase of $65,304 from $283,220 at March 31, 2008.  We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2008 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

PREFERRED VOICE, INC.

August 8, 2008	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)