Form 10-Q
period 2008-09-30
PREFERRED VOICE INC
filed 2008-11-12
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended September 30, 2008.
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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes ☐       No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of November 3, 2008.

Transitional Small Business Format    Yes ☐       No  ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2008 AND MARCH 31, 2008

	September 30,	March 31,
	2008	2008
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$556,297	$283,220
Accounts receivable, net of allowance for doubtful
accounts of $0 and 0, respectively	407,057	638,210
Inventory	86,299	84,567
Current portion deferred loan cost	8,428	8,428

Total current assets	$1,058,081	$1,014,425

Property and equipment:
Computer equipment	$588,751	$572,392
Furniture and fixtures	22,317	22,317
Office equipment	19,271	19,271

	$630,339	$613,980
Less accumulated depreciation	452,766	421,190

Net property and equipment	$177,573	$192,790

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,240,459 and $1,228,026, respectively	$17,470	$29,902
Deposits	34,485	34,485
Noncurrent portion deferred loan cost, net of accumulated
amortization of $16,856 and $12,642, respectively	-	4,214
Trademarks and patents, net of accumulated
amortization of $35,912 and $31,926, respectively	68,232	68,763

Total other assets	$120,187	$137,364

Total assets	$1,355,841	$1,344,579

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	September 30,	March 31,
	2008	2008
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$283,595	$245,553
Accrued vacation	4,808	7,859
Accrued payroll and payroll taxes	11,833	19,735
Accrued interest	84,825	35,100
Deferred revenue	14,667	43,417
Current portion debentures payable - net of discounts	2,051,008	975,000

Total current liabilities	$2,450,736	$1,326,664

Long-term liabilities:
Debentures payable - net of discounts	$-	$1,029,012

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,403,278	20,403,278
Accumulated deficit	(21,502,797)	(21,418,999)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(1,094,895)	$(1,011,097)

Total liabilities and stockholders' equity (deficit)	$1,355,841	$1,344,579

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$953,499	$1,913,672	$861,214	$1,683,264

Cost of sales	517,591	1,025,356	474,554	973,654

Gross profit	$435,908	$888,316	$386,660	$709,610

General and administrative expenses	$473,564	$860,347	$499,358	$951,509

(Loss) income from operations	$(37,656)	$27,969	$(112,698)	$(241,899)

Other income (expense):
Interest expense	$(55,967)	$(111,767)	$(91,522)	$(182,857)
Gain on sale of assets	-	-	1,305	1,739

Total other income (expense)	$(55,967)	$(111,767)	$(90,217)	$(181,118)

Loss from operations before income taxes	$(93,623)	$(83,798)	$(202,915)	$(423,017)

Provision for income taxes	-	-	-	-

Net loss	$(93,623)	$(83,798)	$(202,915)	$(423,017)

Per share amounts:
Loss from operations	$(0.015)	$(0.014)	$(0.03)	$(0.07)

Net loss	$(0.015)	$(0.014)	$(0.03)	$(0.07)

See independent accountants’ review report
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$2,144,825	$1,589,159
Cash paid to suppliers and employees	(1,836,887)	(1,540,105)
Interest paid	(15,046)	(70,474)

Net cash provided (used) by operating activities	$292,892	$(21,420)

Cash flows from investing activities:
Capital expenditures	$(19,815)	$(43,739)
Proceeds from sale of assets	-	26,481

Net cash used by investing activities	$(19,815)	$(17,258)

Cash flows from financing activities:
	$-	$-

Net cash provided (used) by financing activities	$-	$-

Net increase (decrease) in cash and cash equivalents	$273,077	$(38,678)

Cash and cash equivalents:
Beginning of period	283,220	446,055

End of period	$556,297	$407,377

See independent accountants’ review report
The accompanying notes are an integral part of these financial statements.

	2008	2007
	(unaudited)	(unaudited)

Reconciliation of net loss to net cash provided (used)
by operating activities:

Net loss	$(83,798)	$(423,017)

Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization	$52,209	$116,674
Amortization of debenture discount	46,996	118,233
Gain on sale of assets	-	(1,739)
Compensation recognized from issuance of stock options	-	177,108

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	231,153	(94,105)
(Increase) decrease in inventory	(1,732)	11,230
Increase in accounts payable	38,042	96,680
Decrease in deferred revenue	(28,750)	-
Increase (decrease) in accrued expenses	38,772	(22,484)

Total adjustments	$376,690	$401,597

Net cash provided (used) by operating activities	$292,892	$(21,420)

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2008, Form 10KSB and should be read in conjunction with the financial statements for the three and six months ended September 30, 2008 and 2007, contained herein.

The financial information included herein as of September 30, 2008, and for the three and six-month periods ended September 30, 2008 and 2007, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

Inventory, consists of ringback platforms and their related components was $53,359 and digital signage and their related components was $32,940, is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $53,878 and $64,707 as of September 30, 2008 and March 31, 2008, respectively.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Since the Company incurred a loss from operations for the periods ended September 30, 2008 and 2007, no computation of diluted EPS has been performed.

Loss per share for the three and six months ended September 30, 2008 and 2007, respectively is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

Stock-based compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  This statement now requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense of $-0- and $177,108  was recognized for the six months ended September 30, 2008 and 2007, respectively, and $-0- and $89,658  for the three months ended September 30, 2008 and 2007, respectively.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in-capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.  Amortization was $-0- and $71,236 for the six months ended September 30, 2008 and 2007 respectively and $-0- and $35,618 for three months ended September 30, 2008 and 2007 respectively.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.    Amortization was $46,996 for the six months ended September 30, 2008 and 2007 and $23,498 for three months ended September 30, 2008 and 2007.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Convertible debt and warrants (continued):

 167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost.  Amortization was $4,214 for the six months ended September 30, 2008 and 2007 and $2,107 for the three months ended September 30, 2008 and 2007.

Note D - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

At September 30, 2008, the Company had outstanding warrants to purchase 4,591,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.85 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At September 30, 2008, 4,591,072 shares of common stock were reserved for that purpose.

Common stock reserved

At September 30, 2008, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	9,883,929
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	869,133

10,753,062

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through June 30, 2009.  Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2008:

Year ending
March 31,	Amount

2009	$55,505
2010	13,876
2011	-
2012	-
2013	-

$69,381

Total rent expense charged to operations was $31,694 and $30,451 for the six months ended September 30, 2008 and 2007, respectively, and $15,273 and $15,230 for the three months ended September 30, 2008 and 2007.

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

We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones.  Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system.  This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing.  We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort.  We will continue to research and either develop or acquire additional services that can be deployed through our platform.  As of November 3, 2008 we had five carrier customers providing ringback service through our My Phone Services Suite platform with a possible 4.5 million addressable customer base.

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

Results of Operations

We recorded a net loss of $83,798 or $.014 per share, for the six-month period ended September 30, 2008, compared to a net loss of $423,017 or $0.07 per share, for the six-month period ended September 30, 2007. For the three-month period ended September 30, 2008, we recorded a net loss of $93,623, or $.015 per share compared to a net loss of $202,915 or $.03 per share for the three-month period ended September 30, 2007.

Total Sales

Total revenue for the six-month period ended September 30, 2008, was $1,913,672 compared to $1,683,264 for the six-month period ended September 30, 2007. Total revenue for the three-month period ended September 30, 2008, was $953,499 compared to $861,214 for the three-month period ended September 30, 2007. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services.

We anticipate that revenues from the My Phone Services Suite to continue to build gradually as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the six-month period ended September 30, 2008 was $1,025,356 compared to $973,654 for the six-month period ended September 30, 2007. Cost of sales for the three-month period ended September 30, 2008 was $517,591 compared to $474,554 for the three-month period ended September 30, 2007. Cost of sales consisted of content licensing fees, costs for equipment sold to customers, network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2008 were $860,347 compared to $951,509 for the six-month period ended September 30, 2007. Selling, general and administrative expenses for the three-month period ended September 30, 2008 were $473,564 compared to $499,358 for the three-month period ended September 30, 2007.  We expect that selling, general and administrative expenses will remain steady through fiscal year 2009, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended September 30, 2008 and 2007, software development costs capitalized were $3,456 and $4,319 respectively.  The amortization of capitalized software development costs for the periods ended September 30, 2008 and 2007 was $16,419 and $56,521 respectively.

Other Income and Expense

During the periods ended September 30, 2008 and 2007, the Company made a sale of excess equipment that generated one-time net revenue of $-0- and $1,739 respectively.

Income Taxes

As of September 30, 2008, we had cumulative federal net operating losses of approximately $20.8 million, which can be used to offset future income subject to federal income tax through the fiscal year 2028.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2008 were approximately $556,297, an increase of $273,077 from $283,220 at March 31, 2008.  We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The disclosure is not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  The Chief Executive Officer, who also acts as our Chief Financial Officer, of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer of the Company has concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q are effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

Due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to merit the cost of these resources.

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2008 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

PREFERRED VOICE, INC.

November 11, 2008	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)