Form 10-Q
period 2008-12-31
PREFERRED VOICE INC
filed 2009-02-13
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended December 31, 2008.
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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of February 6, 2009.

Transitional Small Business Format    Yes ☐       No  ☒

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 2008 AND MARCH 31, 2008

	December 31,	March 31,
	2008	2008
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$340,897	$283,220
Accounts receivable, net of allowance for doubtful
accounts of $0 and 0, respectively	615,677	638,210
Inventory	33,768	84,567
Current portion deferred loan cost	6,321	8,428

Total current assets	$996,663	$1,014,425

Property and equipment:
Computer equipment	$589,448	$572,392
Furniture and fixtures	22,317	22,317
Office equipment	19,271	19,271

	$631,036	$613,980
Less accumulated depreciation	466,829	421,190

Net property and equipment	$164,207	$192,790

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,246,675 and $1,228,026, respectively	$11,254	$29,902
Deposits	29,485	34,485
Noncurrent portion deferred loan cost, net of accumulated
amortization of $18,963 and $12,642, respectively	-	4,214
Trademarks and patents, net of accumulated
amortization of $37,910 and $31,926, respectively	66,725	68,763

Total other assets	$107,464	$137,364

Total assets	$1,268,334	$1,344,579

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	December 31,	March 31,
	2008	2008
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$220,986	$245,553
Accrued vacation	5,943	7,859
Accrued payroll and payroll taxes	11,410	19,735
Accrued interest	17,550	35,100
Deferred revenue	292	43,417
Current portion debentures payable - net of discounts	2,074,506	975,000

Total current liabilities	$2,330,687	$1,326,664

Long-term liabilities:
Debentures payable - net of discounts	$-	$1,029,012

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,403,278	20,403,278
Accumulated deficit	(21,470,255)	(21,418,999)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(1,062,353)	$(1,011,097)

Total liabilities and stockholders' equity (deficit)	$1,268,334	$1,344,579

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$985,072	$2,898,743	$879,520	$2,562,784

Cost of sales	477,291	1,502,646	535,009	1,508,663

Gross profit	$507,781	$1,396,097	$344,511	$1,054,121

General and administrative expenses	$419,414	$1,279,760	$488,310	$1,439,816

Income (loss) from operations	$88,367	$116,337	$(143,799)	$(385,695)

Other income (expense):
Interest expense	$(55,825)	$(167,593)	$(92,073)	$(274,930)
Gain on sale of assets	-	-	0	1,739

Total other income (expense)	$(55,825)	$(167,593)	$(92,073)	$(273,191)

Income (loss) from operations before income taxes	$32,542	$(51,256)	$(235,872)	$(658,886)

Provision for income taxes	-	-	-	-

Net income (loss)	$32,542	$(51,256)	$(235,872)	$(658,886)

Per share amounts:
Income (loss) from operations	$0.005	$(0.008)	$(0.04)	$(0.11)

Net income (loss)	$0.005	$(0.008)	$(0.04)	$(0.11)

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$2,921,276	$2,569,874
Cash paid to suppliers and employees	(2,727,947)	(2,419,948)
Interest paid	(114,649)	(71,256)

Net cash provided by operating activities	$78,680	$78,670

Cash flows from investing activities:
Capital expenditures	$(21,003)	$(52,685)
Proceeds from sale of assets	-	26,481

Net cash used by investing activities	$(21,003)	$(26,204)

Cash flows from financing activities:
	$-	$-

Net cash provided (used) by financing activities	$-	$-

Net increase in cash and cash equivalents	$57,677	$52,466

Cash and cash equivalents:
Beginning of period	283,220	446,055

End of period	$340,897	$498,521

See independent accountants’ review report.
The accompanying notes are an integral part of these financial statements.

	2008	2007
	(unaudited)	(unaudited)

Reconciliation of net loss to net cash provided (used)
by operating activities:

Net loss	$(51,256)	$(658,886)

Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization	$76,593	$147,123
Amortization of debenture discount	70,494	177,349
Gain on sale of assets	-	(1,739)
Compensation recognized from issuance of stock options	-	266,766

Changes in operating assets and liabilities:
Decrease in accounts receivable	22,533	7,090
Decrease in deposits	5,000	-
Decrease in inventory	50,799	11,168
Increase (decrease) in accounts payable	(24,567)	105,967
Decrease in deferred revenue	(43,125)	-
Increase (decrease) in accrued expenses	(27,791)	23,832

Total adjustments	$129,936	$737,556

Net cash provided (used) by operating activities	$78,680	$78,670

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2008, Form 10KSB and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2008 and 2007, contained herein.

The financial information included herein as of December 31, 2008, and for the three and nine-month periods ended December 31, 2008 and 2007, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

Inventory, consisting of ringback platforms and their related components was $0 and digital signage and their related components was $32,940, is stated at the lower of cost or market.  At March 31, 2008, inventory, consisting of ringback platforms and their related components in the amount of $68,354 and digital signage and their related components in the amount of $16,213 is stated at the lower of cost or market.   Cost is determined using the first-in, first-out method.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $36,612 and $64,707 as of December 31, 2008 and March 31, 2008, respectively.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Since the Company incurred a loss from operations for the periods ended December 31, 2008 and 2007, no computation of diluted EPS has been performed.

Income and loss per share for the three and nine months ended December 31, 2008 and 2007, respectively is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

Stock-based compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  This statement now requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense of $-0- and $266,766  was recognized for the nine months ended December 31, 2008 and 2007, respectively, and $-0- and $89,658  for the three months ended December 31, 2008 and 2007, respectively.

Note C - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008, (the "Debentures"), to a group of institutional and high net worth investors.  The Debentures pay an interest rate of 6% on an annual basis and are convertible into 1,950,000 shares of the Company’s common stock at a price of $0.50 per share at which time the authorized shares increases to 65,000,000 shares.  The Company recorded the intrinsic value of the beneficial conversion of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006.  The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share. The maturity date on $875,000 of the Debentures has been extended to March 31, 2009. $100,000 of the Debentures are currently in default.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in-capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount was amortized over the original three-year term of the Debentures as additional interest expense.  Amortization was $-0- and $106,854 for the nine months ended December 31, 2008 and 2007 respectively and $-0- and $35,618 for three months ended December 31, 2008 and 2007 respectively.

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.    Amortization was $70,494 for the nine months ended December 31, 2008 and 2007 and $23,498 for three months ended December 31, 2008 and 2007.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Convertible debt and warrants (continued):

 167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost.  Amortization was $6,321 for the nine months ended December 31, 2008 and 2007 and $2,107 for the three months ended December 31, 2008 and 2007.

Note D - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

At December 31, 2008, the Company had outstanding warrants to purchase 4,591,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.85 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At December 31, 2008, 4,591,072 shares of common stock were reserved for that purpose.

Common stock reserved

At December 31, 2008, shares of common stock were reserved for the following purposes:

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

$69,381

Total rent expense charged to operations was $46,974 and $45,691 for the nine months ended December 31, 2008 and 2007, respectively, and $15,280 and $15,240 for the three months ended December 31, 2008 and 2007.

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

We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones.  Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system.  This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing.  We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort.  We will continue to research and either develop or acquire additional services that can be deployed through our platform.  As of February 6, 2009 we had five carrier customers providing ringback service through our My Phone Services Suite platform with a possible 5 million addressable customer base.

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

Results of Operations

We recorded a net loss of $51,256 or $.008 per share, for the nine-month period ended December 31, 2008, compared to a net loss of $658,886 or $0.11 per share, for the nine-month period ended December 31, 2007. For the three-month period ended December 31, 2008, we recorded net income of $32,542, or $.005 per share compared to a net loss of $235,872 or $.04 per share for the three-month period ended December 31, 2007.

Total Sales

Total revenue for the nine-month period ended December 31, 2008, was $2,898,743 compared to $2,562,784 for the nine-month period ended December 31, 2007. Total revenue for the three-month period ended December 31, 2008, was $985,072 compared to $879,520 for the three-month period ended December 31, 2007. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services.

We anticipate that revenues from the My Phone Services Suite to continue to build gradually as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2008 was $1,502,646 compared to $1,508,663 for the nine-month period ended December 31, 2007. Cost of sales for the three-month period ended December 31, 2008 was $477,291 compared to $535,009 for the three-month period ended December 31, 2007. Cost of sales consisted of content licensing fees, costs for equipment sold to customers, network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2008 were $1,279,760 compared to $1,439,816 for the nine-month period ended December 31, 2007. Selling, general and administrative expenses for the three-month period ended December 31, 2008 were $419,414 compared to $488,310 for the three-month period ended December 31, 2007.  We expect that selling, general and administrative expenses will remain steady through fiscal year 2009, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. During the periods ended December 31, 2008 and 2007, software development costs capitalized were $-0- and $3,225 respectively.  The amortization of capitalized software development costs for the periods ended December 31, 2008 and 2007 was $18,648 and $64,428 respectively.

Other Income and Expense

During the periods ended December 31, 2008 and 2007, the Company made a sale of excess equipment that generated one-time net revenue of $-0- and $1,739 respectively.

Income Taxes

As of December 31, 2008, we had cumulative federal net operating losses of approximately $20.8 million, which can be used to offset future income subject to federal income tax through the fiscal year 2028.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2008 were approximately $340,897, an increase of $57,677 from $283,220 at March 31, 2008.  We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

Due to uncertainties regarding a number of new customer contracts that are in the Company's sales pipeline, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements beyond the next twelve months.  Even though the Company has been able to secure additional financing to provide current working capital, there is no assurance that the Company will be able to generate the required revenues to sustain its current working capital requirements or to raise additional debt or equity capital that may be required to meet its objectives in the future.  The Company's challenging financial circumstances may make the terms, conditions, and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to further scale back its operations, including its efforts to complete new sales. The Company's short-term needs for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2008 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

PREFERRED VOICE, INC.

February 13, 2009	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)