Form 10-K
period 2009-03-31
PREFERRED VOICE INC
filed 2009-06-16
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2009
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894

PREFERRED VOICE, INC.
(Exact name of Issuer as specified in its charter)

Delaware	75-2440201
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6500 Greenville Avenue, Suite 570
Dallas, Texas 75206	214-265-9580
(Address of principal executive offices,	(Issuer’s telephone number,
including zip code)	including area code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $436,650 on June 12, 2009.

There were 6,130,184 shares of the Registrant’s Common Stock outstanding on June 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None

Preferred Voice, Inc.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

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

The Market and Market Strategy

Our current marketing efforts are focused on cellular telephone service providers. The cell phone market has grown from approximately 69 million subscribers in 1998 to approximately 270 million subscribers as of December 2008, and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population. Wireless phones are now a mass-market consumer device with an overall wireless penetration rate of 87% of the U.S. population. These companies are already offering some enhanced services to their subscribers, such as voice and picture messaging, e-mail reading, short message services, voice activated services, and personalized entertainment content. In order to remain competitive, however, cell phone companies need to provide their subscribers more enhanced services. We believe that our GAP system, with its unique variety of integrated services, provides a solution to satisfy this need.

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

The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the GAP system’s enhanced services. However, our GAP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company’s sales force and customer service staff. As of June 12, 2009, we are providing enhanced services to six carrier’s subscribers and generating revenues for the cell phone companies and us.

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

Major competitors in the ringback service arena are RealNetworks, LiveWire Mobile, Alcatel, Comverse Technologies, and Lucent. Even though we are much smaller and have substantially less resources than these other providers we believe we have competitive viability with carriers because we were the first provider of a ringback service in the United States.

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

Dependence on one or a few major customers

During the year, approximately sixty-one percent of the Company’s revenue consisted of sales and installation of ringback service equipment to one carrier customer. The sales and marketing team is aggressively marketing its services to existing and prospective customers but dependence from revenue sharing from this one carrier customer may continue through the fiscal year ended March 31, 2010.

Employees

As of June 12, 2009, we had 12 full time employees. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees.

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

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our executive offices are located in Dallas, Texas. We lease 3,588 square feet of space in a facility as a tenant. The term of the lease is through December 31, 2009 and the rent is presently $4,485 per month.

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

The case is currently stayed by the court awaiting action by a court in a related case in Texas, in which the court is expected to rule on a defense asserted by another party that the 608 patent is unenforceable.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Item 4: Submission of Matters to a Vote of Security Holders

There have been no matters submitted for vote to the security holders, through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol “PRFV”. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending March 31, 2009 and March 31, 2008. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

	Fiscal 2009			Fiscal 2008
	HIGH	LOW		HIGH	LOW
1st Quarter	$0.70	$0.55	1st Quarter	$1.36	$1.00
2nd Quarter	$065	$0.55	2nd Quarter	$1.35	$0.65
3rd Quarter	$0.55	$0.15	3rd Quarter	$0.65	$0.65
4th Quarter	$0.49	$0.15	4th Quarter	$0.70	$0.65

On June 12, 2009, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $.17.

The number of holders of record of the Company’s common stock as of June 12, 2009 was 159 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2009.

Recent Sales of Unregistered Securities not previously reported on the Company’s 10-QSB

None

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Even though we believe voice activated products have viability in the telecommunications arena, we have concentrated our last three years of development efforts on the growing trend in mobile entertainment. We therefore contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of June 12, 2009 we had six carrier customers providing My Phone Services Suite service in their marketplace.

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

In April of 2007, we started marketing a hosted digital signage content delivery system to our customers that provided them with an in-store sales and marketing tool that educates customers on their products and services while customers are waiting for sales assistance. The content is customized for each customer and reflects the sales process that would normally be utilized by a sales associate. The content is delivered through a 32 inch touch screen monitor via a network connection and can be changed and managed through a scheduling interface. The user has the ability to search through an interactive self-discovery mechanism that allows them to become familiar with the store product and services. For example, the menu can start with a listing of phones. With a touch on a particular phone the screen can display the phone features and from there the screen could provide accessories for that phone. As of June 12, 2009 we have placed 78 screens in either carrier retail outlets or wireless agent stores.

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

We recorded net income of $43,617, or $.01 per share, for the fiscal year ended March 31, 2009, compared to a net loss of $747,816, or $.12 per share, for the fiscal year ended March 31, 2008, and a net loss of $1,346,293, or $.22 per share, for the year ended March 31, 2007. The decrease in loss experienced from fiscal year end 2007 to 2008 and again from 2008 to 2009 is a result of increased revenue being generated from our revenue share agreements.

Total Revenue

Total revenue for the fiscal year ended March 31, 2009 was $4,007,014 compared to $3,541,586 and $1,254,634 for the fiscal years ended March 31, 2008 and 2007 respectively. The increase of revenue reflects continued increase of sales in our ringback, content and digital signage services.

We do anticipate that revenues from the My Phone Services Suite to continue to build as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2009 was $2,038,081 compared to $2,043,454 and $716,937 for the fiscal years ended March 31, 2008 and 2007, respectively. For each of the fiscal years reported, costs consisted of installed equipment, network infrastructure costs, such as collocations, connectivity, system access, long-distance, depreciation and amortization, and content costs to third parties. We believe costs of sales for network infrastructure will continue to remain steady through the next fiscal year as we utilize current capacity but will increase gradually if and when new customers are added.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2009 were $1,699,903 compared to $1,881,043 and $1,321,912 for the fiscal years ended March 31, 2008 and 2007, respectively. The increase from 2007 to 2008 was primarily from increased headcount and employee stock award compensation. The decrease from 2008 to 2009 was from an overall reduction in excess capacity.

We expect that selling, general and administrative expenses will remain constant through the fiscal year ending March 31, 2010.

Interest Expense

Interest expense for the fiscal year ended March 31, 2009 was $223,266 compared to $366,644 and $544,231 for the fiscal years ended March 31, 2008 and 2007, respectively. During 2009, a total of $93,992 of the interest expense related to amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering. During 2008, a total of $236,464 of the interest expense relates to: (i) $142,472 of amortization of loan discount value assigned to the warrants issued in the March 31, 2005 offering, and (ii) $93,992 of amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering. During 2007, a total of $446,968 of the interest expense relates to: (i) $257,500 of intrinsic value of the beneficial conversion feature on the March 31, 2005 Convertible Debenture upon shareholder approval for the increase of authorized shares to 100,000,000 on April 27, 2006, (ii) $142,472 of amortization of loan discount value assigned to the warrants issued in the March 31, 2005 offering, and (iii) $46,996 of amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering.

Core Technology Enhancements Software Applications and Hardware

We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have accumulated costs of $1,365,409 for enhancement of our core software and hardware technology as of March 31, 2009.

Other Income and Expense

We recognized a loss from the destruction of a digital sign unit of $2,147 for the fiscal year ended March 31, 2009. We have recognized income from the sale of excess equipment of $1,739, and $4,108, respectively, for the fiscal years ended March 31, 2008 and 2007.

Income Taxes

As of March 31, 2009, we had cumulative federal net operating losses of approximately $20.3 million, which can be used to offset future income subject to federal income tax through the fiscal year 2029. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2009 were $466,187, an increase of $182,967 from $283,220 at March 31, 2008. The Company has relied primarily on the issuance of stock, debentures and warrants to fund its operations since January of 1997 when we sold our long-distance resale operation.

Net cash provided from operating activities was $310,242 for the year ended March 31, 2009 compared to net cash used for operating activities of $130,777 for the year ended March 31, 2008. Net cash used for investing activities was $29,775 for the year ended March 31, 2009 compared to cash used in investing activities of $32,058 for the year ended March 31, 2008. Net cash used for financing activities was $97,500 for the year ended March 31, 2009 compared to net cash used by financing activities of $-0- for the year ended March 31, 2008.

On September 29, 2006, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 117 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 14,286 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.50 for an aggregate of $1,170,000.

On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 10,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.60 for an aggregate of $975,000.

On May 18, 2004, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we closed an offering of 220 units consisting of Ten Thousand (10,000) shares of the common stock of the Company and a warrant to purchase Five Thousand shares of common stock at a purchase price of $5,000 per unit for an aggregate of $1,100,000.

Due to uncertainties regarding a number of new customer contracts that the Company just launched, it is difficult for management to project the Company’s revenue performance, operating profits or loss, or cash requirements for more than a few months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Obligations

Management projects working capital needs to be approximately $1,440,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers. Additionally, the Company has $2,047,500 of debentures due on or before September 29, 2009. Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet both the anticipated capital requirements and the debenture repayment on their maturity date. Management believes that it can negotiate extensions on the debentures which will allow them to meet working capital needs from anticipated operating cash flows as well as extinguish some portion of the debentures due. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. If the Company cannot renegotiate extensions on the debenture maturity dates or operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

Critical Accounting Policies

Our accounting policies are fully described in Note B to our financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

PREFERRED VOICE, INC.
FINANCIAL STATEMENTS
MARCH 31, 2009, 2008 and 2007

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures. We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, the Chief Executive Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. A system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

An internal control material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention of those responsible for oversight of the company’s financial reporting.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. The Company has made no changes in its internal control over financial reporting in connection with its fourth quarter 2009 evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

On February 23, 2009 Mr. Todd Parker resigned as a Director.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two (2) people. Directors serve until the next annual meeting and until their successors are elected and qualified. The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director

Mary G. Merritt	52	Director, Chief Executive Officer, Executive VP-Finance and Secretary/Treasurer	1994

Scott V. Ogilvie	55	Director	2000

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

The Board of Directors has determined that Mr. Ogilvie is “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC. Ms. Merritt is not “independent” since she is an employee of the Company.

Compliance with Section 16(a) of the Exchange Act

Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of Preferred Voice’s equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Item 11. Executive Compensation

The following tables set forth the compensation paid by the Company to our executive officers during the fiscal years ended March 31, 2009 and 2008.

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards		Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Mary G Merritt
Chief
Executive	2009	$106,125	—	—	—		—	—	—	—
Officer, EVP –	2008	$105,000	—	—	$55,839	(2)	—	—	—	$160,839
Finance(1)
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

Outstanding Equity Awards at Fiscal Year-End Table

We have not granted any stock awards other than as stock options. The following table reflects all option awards outstanding at March 31, 2009 to our executive officers:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)

Mary Merritt	15,000	0	0	$0.60	6/12/10
	14,133	0	0	$0.60	4/2/10
	150,000	0	0	$0.60	1/24/12

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	844,133	$0.62	844,133

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	844,133	$0.62	844,133

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended March 31, 2009, no director expenses were reimbursed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 12, 2009, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage

Mary G. Merritt(3)	642,284	9.82%

Scott Ogilvie(4)	58,000	*

Todd Parker(5)	1,050,000	14.94%

JMG Capital Partners, L.P.(6)	1,592,102	22.33%

JMG Triton Offshore Fund Ltd.(7)	1,591,502	22.33%

J. Steven Emerson(8)	2,797,316	34.84%

Bristol Investment Fund, Ltd.(9)	1,357,599	18.98%

G. Tyler Runnels(10)	2,666,339	33.18%

All Directors and executive officers as a group (two persons)(11)	700,284	10.76%
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

2)
Based on 6,130,184 shares outstanding on June 12, 2009. Shares of common stock subject to options that are exercisable within 60 days of June 12, 2009, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)
Includes 143,857 shares issuable upon exercise of warrants, 179,133 issuable upon exercise of employee stock options, 85,714 shares issuable upon conversion of notes, and 6,000 shares held by minor children.

4)	Includes 58,000 shares issuable upon exercise of warrants.
5)	Includes 100,000 shares issuable upon exercise of warrants and 800,000 shares issuable upon exercise of warrants held by Hidden River, LLC for which Mr. Parker has voting power over the shares.
6)
Includes 442,857 shares issuable upon exercise of warrants and 555,714 shares issuable upon conversion of notes. JMG Capital Partners’ address is 11601 Wilshire Blvd, Suite 2180, Los Angeles, California 90025. JMG Capital Partners has advised us that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and is the natural person with sole voting power over the shares held by JMG Capital Partners.

7)
Includes 442,857 shares issuable upon exercise of warrants and 555,714 shares issuable upon conversion of notes. JMG Triton Offshore Fund Ltd.’s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands. We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.

8)
Includes 100,000 shares issuable upon exercise of warrants, and 200,000 shares issuable upon conversion of notes, 727,057 shares held in Mr. Emerson’s retirement accounts, 550,000 shares issuable upon exercise of warrants held in Mr. Emerson’s retirement accounts and 450,000 shares issuable upon conversion of notes issued to Mr. Emerson’s retirement account, 2,000 shares held by Emerson Partners, 100,000 shares issuable upon exercise of warrants held by Emerson Partners, 200,000 shares issuable upon conversion of notes issued to Emerson Partners, for which Mr. Emerson has voting power over the shares held by Emerson Partners, 100,000 shares issuable upon exercise of warrants held by Emerson Family Foundation, and 200,000 shares issuable upon conversion of notes issued to Emerson Family Foundation, for which Mr. Emerson has voting power over the shares held by Emerson Family Foundation.

9)
Includes 414,286 shares issuable upon exercise of warrants and 608,572 shares issuable upon conversion of notes. Bristol Investment Fund, Ltd’s address is Caledonian House, Jennett Street, Georgetown, Grand Cayman, Cayman Islands. Bristol Capital Advisors, LLC (“BCA”) is the investment advisor to Bristol Investment Fund, Ltd. (“Bristol”). As manager of BCA and a director of Bristol, Paul Kessler has voting and investment power over the shares held by Bristol. Mr. Kessler disclaims beneficial ownership of such shares.

10)
Includes 273,292 shares issuable upon exercise of warrants, 130,000 shares held by The Runnels Family Trust, 350,714 shares issuable upon exercise of warrants held by The Runnels Family Trust and 551,429 shares issuable upon conversion of notes issued to The Runnels Family Trust, 327,259 shares held by High Tide, LLC, 250,000 shares issuable upon exercise of warrants held by High Tide, LLC and 380,000 shares issuable upon conversion of notes issued to High Tide, LLC for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC and 272,456 held by T.R. Winston & Company Incorporated and 101,351 issuable upon exercise of warrants held by T.R. Winston & Company Incorporated for which Mr. Runnels has voting power over the shares held by T.R. Winston & Company Incorporated.

11)	Includes the shares described in footnotes 3 and 4.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On March 1, 2009 we issued Hidden River LLC a warrant to purchase 800,000 shares of our common stock at an exercise price of $0.50 per share on or before June 30, 2011, for services they provided in conjunction with evaluation and recommendations for the Company’s business development plans. Todd Parker is a managing director at Hidden River LLC.

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

Item 14. Principal Accountant Fees and Services

Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995. The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended March 31, 2009 and 2008:

	2009	2008

Audit Fees (a)	$42,100	$29,000

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended March 31, 2009, 100% of all audit-related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)
3.6†	Certificate of Amendment, filed on April 27, 2007with the Secretary of State of Delaware (Exhibit 3.1)
3.7(1)	Bylaws of the registrant (Exhibit 3.4)

10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)
10.2(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)
10.3(6)	Form of Warrant Certificate (Exhibit 10.2)
10.4(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)
10.5(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.6(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)
10.7(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)
10.8(8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.9(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
10.10(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
10.11(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.12(11)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
23†	Consent of Philip Vogel & Co. PC
31.1†	Section 302 Certification
32.1†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.

(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2005.
(12)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2005.
(13)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2005.
(14)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2006.
(15)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2006.
(16)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2006.
(17)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

Date: June 16, 2009	By:	/s/ Mary G. Merritt
Mary G. Merritt, Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt	Chairman and Chief Executive Officer (Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)	June 16, 2009
Mary G. Merritt

/s/ Scott Ogilvie	Director	June 16, 2009
Scott Ogilvie

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended March 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

June 12, 2009

PREFERRED VOICE, INC.
BALANCE SHEETS
MARCH 31, 2009 AND 2008

	2009	2008

Assets

Current assets:
Cash and cash equivalents	$466,187	$283,220
Accounts receivable, net of allowance for doubtful accounts of $10,269 and $0, respectively	654,111	638,210
Inventory	37,641	84,567
Prepaid expenses	7,500	—
Current portion of deferred loan cost	4,214	8,428

Total current assets	$1,169,653	$1,014,425

Property and equipment:
Computer equipment	$484,898	$572,392
Furniture and fixtures	22,317	22,317
Office equipment	19,271	19,271

	$526,486	$613,980

Less accumulated depreciation	371,254	421,190

Net property and equipment	$155,232	$192,790

Other assets:
Capitalized software development costs, net of accumulated amortization of $1,249,024 and $1,228,026, respectively	$8,904	$29,902
Deposits	29,485	34,485
Noncurrent portion deferred loan cost, net of accumulated amortization of $0 and $12,642, respectively	—	4,214
Trademarks and patents, net of accumulated amortization of $39,915 and $31,926, respectively	67,566	68,763

Total other assets	$105,955	$137,364

Total assets	$1,430,840	$1,344,579

The accompanying notes are an integral part of these statements.

	2009	2008

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$218,571	$245,553
Accrued vacation	4,314	7,859
Accrued payroll and payroll taxes	5,044	19,735
Accrued interest	35,100	35,100
Deferred revenue	56,917	43,417
Current portion debentures payable - net of discounts	2,000,504	975,000

Total current liabilities	$2,320,450	$1,326,664

Long-term liabilities:

Debentures payable - net of discounts	$—	$1,029,012

Total long-term liabilities	$—	$1,029,012

Commitments and contingencies (Note J, K and L)

Stockholders’ equity (deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 6,130,184 and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,403,278
Accumulated deficit	(21,375,382)	(21,418,999)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity (deficit)	$(889,610)	$(1,011,097)

Total liabilities and stockholders’ equity (deficit)	$1,430,840	$1,344,579

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	2009	2008	2007

Net sales	$4,007,014	$3,541,586	$1,254,634

Cost of sales	2,038,081	2,043,454	716,937

Gross profit	$1,968,933	$1,498,132	$537,697

General and administrative expenses	$1,699,903	$1,881,043	$1,321,912

Income (loss) from operations	$269,030	$(382,911)	$(784,215)

Other income (expense):
Interest expense	$(223,266)	$(366,644)	$(544,231)
Gain on sale of assets	—	1,739	4,108
Impairment expense	—	—	(32,014)
Other income (expense)	(2,147)	—	10,059

Total other income (expense)	$(225,413)	$(364,905)	$(562,078)

Income (loss) from operations before income taxes	$43,617	$(747,816)	$(1,346,293)

Provision for income taxes	—	—	—

Net income (loss)	$43,617	$(747,816)	$(1,346,293)

Per share amounts:
Net income (loss) per share	$0.01	$(0.12)	$(0.22)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	Shares of common stock

	Authorized	Issued	Outstanding	In treasury
Balance - March 31, 2006	50,000,000	5,963,166	5,958,666	4,500

Increase in authorized shares of common stock	50,000,000	—	—	—
Issuance of stock for accrued interest payable on convertible debentures	—	167,143	167,143	—
Decrease in common stock for fractional shares	—	(125)	(125)	—
Intrinsic value of beneficial conversion feature	—	—	—	—
Warrants issued for goods and services	—	—	—	—
Compensation expense recognized on vested employee stock options	—	—	—	—
Proceeds from the issuance of the debentures allocated to the warrants	—	—	—	—

Net loss for the year ended March 31, 2007	—	—	—	—

Balance - March 31, 2007	100,000,000	6,130,184	6,125,684	4,500

Compensation expense recognized on vested employee stock options	—	—	—	—

Net loss for the year ended March 31, 2008	—	—	—	—

Balance - March 31, 2008	100,000,000	6,130,184	6,125,684	4,500

Warrants issued for consulting services	—	—	—	—

Net income for the year ended March 31, 2009	—	—	—	—

Balance - March 31, 2009	100,000,000	6,130,184	6,125,684	4,500

The accompanying notes are an integral part of these statements.

Amounts
Common stock $0.001 par value	Treasury stock	Additional paid-in capital	Accummulated deficit	Total stockholders’ equity
$5,963	$(1,506)	$19,424,477	$(19,324,890)	$104,044

—	—	—	—	—

167	—	58,332	—	58,499

—	—	—	—	—
—	—	257,500	—	257,500
—	—	25,285	—	25,285

—	—	58,106	—	58,106

—	—	281,977	—	281,977

—	—	—	(1,346,293)	(1,346,293)

$6,130	$(1,506)	$20,105,677	$(20,671,183)	$(560,882)

—	—	297,601	—	297,601

—	—	—	(747,816)	(747,816)

$6,130	$(1,506)	$20,403,278	$(21,418,999)	$(1,011,097)

—	—	77,870	—	77,870

—	—	—	43,617	43,617

$6,130	$(1,506)	$20,481,148	$(21,375,382)	$(889,610)

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	2009	2008	2007

Cash flows from operating activities:
Cash received from customers	$3,991,113	$3,289,360	$1,079,042
Cash paid to suppliers and employees	(3,551,597)	(3,289,958)	(1,887,403)
Interest paid	(129,274)	(130,179)	(62,163)

Net cash provided (used) by operating activities	$310,242	$(130,777)	$(870,524)

Cash flows from investing activities:
Capital expenditures	$(29,775)	$(57,581)	$(99,311)
Proceeds from sale of assets	—	25,523	50,568

Net cash used by investing activities	$(29,775)	$(32,058)	$(48,743)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and warrants	$—	$—	$1,170,000
Repayment of notes payable	(97,500)	—	(14,144)

Net cash (used) provided by financing activities	$(97,500)	$—	$1,155,856

Net increase (decrease) in cash and cash equivalents	$182,967	$(162,835)	$236,589

Cash and cash equivalents:
Beginning of year	283,220	446,055	209,466

End of year	$466,187	$283,220	$446,055

The accompanying notes are an integral part of these statements.

	2009	2008	2007

Reconciliation of net income (loss) to net cash used by operating activities:
Net income (loss)	$43,617	$(747,816)	$(1,346,293)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	$97,956	$172,163	$264,298
Gain on sale of assets	—	(1,739)	(4,108)
Compensation recognized from issuance of stock options	—	297,601	58,106
Impairment of assets	—	—	32,014
Intrinsic value of beneficial interest	—	—	257,500
Fair value of stock warrants issued for consulting services	77,870	—	—

Changes in operating assets and liabilities:
Increase in accounts receivable	(15,901)	(252,226)	(175,592)
Decrease (increase) in inventory	46,926	37,199	(121,766)
(Increase) in prepaid expenses	(7,500)	—	—
Decrease (increase) in deposits	5,000	(30,000)	—
(Decrease) increase in accounts payable	(26,982)	129,741	(75,335)
Increase in deferred revenue	13,500	43,417	—
(Decrease) increase in accrued expenses	75,756	220,883	240,652

Total adjustments	$266,625	$617,039	$475,769

Net cash used by operating activities	$310,242	$(130,777)	$(870,524)

Supplemental schedule of non-cash investing and financing activities
Issuance of stock for accrued interest payable on convertible debentures	$—	$—	$58,500
Fair value of stock warrants issued in exchange for services	$77,870	$—	$25,284

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

Inventory

Inventory, consisting of ringback platforms and their related components was $12,854 and $68,355 and digital signage and their related components was $24,787 and $16,212 for the years ended March 31, 2009 and 2008 respectively. Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

Depreciation expense for the years ended March 31, 2009, 2008 and 2007 was $60,541, $85,574, and $145,999, respectively.

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

During the years ended March 31, 2009, 2008 and 2007, software development costs capitalized were $-0-, $8,224, and $19,058, respectively. The amortization of capitalized software development costs for the years ended March 31, 2009, 2008 and 2007 was $20,997, $70,509, and $106,757, respectively.

The estimated aggregate amortization expense for capitalized software development costs for each of the five succeeding fiscal years is as follows:

Year ending March 31,	Amount

2010	$6,690
2011	2,214
2012	—
2013	—
2014	—
Total	$8,904

Trademarks and patents

Trademarks and patents are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the trademarks and patents. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of March 31, 2009 and found no event or changes in circumstance that have impaired its intangible assets.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

           Note B - Summary of significant accounting policies (continued):

The amortization of trademarks and patents for the years ended March 31, 2009, 2008 and 2007 was $7,989, $7,652, and $7,328, respectively.

The estimated aggregate amortization expense for trademarks and patents for each of the five succeeding fiscal years is as follows:

March 31,	Amount

2010	$8,022
2011	8,022
2012	8,022
2013	6,200
2014	4,263
Total	$34,529

Advertising expense

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $-0- for the years ended March 31, 2009, 2008 and 2007.

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

During the years ended March 31, 2009, 2008 and 2007, approximately $2,458,790 (61.0%), $1,843,144 (52.0%), and $963,000 (76.7%), respectively, of the Company’s total sales were derived from one customer. At March 31, 2009 one customer’s balance of approximately $501,800 (75%), for March 31, 2008 two customer’s balances of approximately $552,412 (86%), and for March 31, 2007 one customer’s balance of approximately $358,000 (93%) accounted for a material portion of accounts receivable.

The Company maintains accounts with financial institutions which periodically exceed federally insured amounts. The excess balance at March 31, 2009, was approximately $331,000.

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

During the years ended March 31, 2009 and 2008, the majority of the Company’s revenue consisted of platform sales, ringback service sales, and entertainment content sales. The Ringback product is a service that allows for the playing of a song, message, or other audible during the usual “ring ring” heard until a phone is answered.

The amount of sales by product segment for the years ended March 31, 2009, 2008 and 2007 was as follows:

Product and Service	2009	2008	2007

Voice Activated Dialing	$9,972	$33,806	$214,581
Telephone Receptionist	—	449	643
Smart Business Line	—	494	2,314
Digital Signage	205,704	482,515	—
Content Sales	1,732,743	1,370,671	364,641
Ringback Service	1,391,518	943,952	271,200
Platform Sales	563,514	664,949	271,638
Maintenance and Support Agreements	70,000	19,750	66,500
Customer Applications	33,563	25,000	63,117
Total revenue	$4,007,014	$3,541,586	$1,254,634

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended March 31, 2009.

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

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The Company adopted SFAS 123R using the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123R for the year ended March 31, 2009, 2008 and 2007 was $-0-, $297,601, and $58,106 respectively. As of March 31, 2009, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements. Disclosures required by this statement are in Notes F and G.

Income or loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. For 2009, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Loss per share is based on the weighted average number of shares outstanding of 6,130,184, for the years ended March 31, 2009 and 2008, and 6,129,844 for the year ended March 31, 2007.

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

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. In accordance with SFAS No. 130, the Company presents a statement of operations that includes other comprehensive income when applicable. An analysis of changes in components of accumulated other comprehensive income is presented in the statement of changes in stockholders’ equity. There were no transactions related to other comprehensive income for the two years ended March 31, 2009.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company previously adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison on the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss in the amount of $-0-, $-0-, and $1,577, was recognized during the years ended March 31, 2009, 2008, and 2007, respectively.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practices. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. In November 2007, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Management is currently evaluating the provisions of SFAS 157 to determine the future impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS 157. Management is currently evaluating the provisions of SFAS 159 to determine the future impact on the Company’s consolidated financial statements.

Note C - Notes payable:

An unsecured note was paid off in March of 2007. Interest expense charged to operations related to this note was $-0-, $-0-, and $467, for the years ended March 31, 2009, 2008 and 2007, respectively.

Note D - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 and subsequently extended to June 30, 2009, (the “Debentures”), to a group of institutional and high net worth investors. On March 31, 2009, the company made a 10% repayment of the principal balance to each of the Debenture holders leaving an outstanding balance of $877,500. All but $90,000 of the debentures have been extended to June 30, 2009. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 1,755,000 shares of the Company’s common stock at a price of $0.50 per share. The Company recorded the intrinsic value of the beneficial conversion of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006. The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share.

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note D - Convertible debt and warrants (continued):

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount was amortized over the original three-year term of the Debentures as additional interest expense. Amortization for the years ended March 31, 2009, 2008 and 2007, was $-0-, $142,472, and $142,472, respectfully. The loan costs incurred on the issuance of the Debentures amounted to $2,430.

On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 (the “Debentures”), to a group of institutional and high net worth investors. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 3,342,857 shares of the Company’s common stock at a price of $0.35 per share. The investors also received warrants to purchase an additional 1,671,429 shares of common stock with an exercise price of $0.50 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization for the year ended March 31, 2009, 2008 and 2007 was $93,992, $93,992 and $46,996, respectively.

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement. These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance. The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost. Amortization for the year ended March 31, 2009, 2008 and 2007 was $8,428, $8,428 and $4,214, respectively.

On March 2, 2009, 800,000 warrants were issued in exchange for consulting services provided to the Company. These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance. The value assigned to the warrants of $77,870 has been recorded as consulting fees.

Note E - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

     Stock purchase warrants

At March 31, 2009 the Company had outstanding warrants to purchase 5,391,072 shares of the Company’s common stock at prices that ranged from $0.50 per share to $0.85 per share. The warrants are exercisable at any time and expire through September 29, 2011. At March 31, 2009, 5,391,072 shares of common stock were reserved for that purpose.

     Common stock reserved

At March 31, 2009, shares of common stock were reserved for the following purposes:

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	844,133
Exercise of stock warrants and debt conversion	10,488,929
11,333,062

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note F – Employee stock option plans:

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

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant. Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. At March 31, 2009, options to purchase 844,133 shares at an exercise price of $0.60 to $1.25 per share were outstanding. No stock appreciation rights had been granted at March 31, 2009.

As of March 31, 2009, 41,667 options have been exercised, 426,965 have been forfeited, 109,550 expired, 844,133 remain outstanding, and 844,133 were vested and exercisable. At March 31, 2009, the remaining weighted average contractual life was 2.6 years.

Employee warrants

As of March 31, 2009, none of the employee warrants have been exercised or forfeited, 731,000 expired, 412,000 remain outstanding, and 412,000 were vested and exercisable. At March 31, 2009, the remaining weighted average contractual life was approximately 1.4 years.

Note G - Information related to employee stock options and warrants:

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123R in fiscal year 2009. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for our pro forma information required under SFAS 123 for periods prior to fiscal year 2007. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. The following weighted-average assumptions were used in the pricing model:

	2009	2008	2007

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	N/A	4.54%	4.73% - 4.81%
Expected life	5 years	5 years	5 years
Expected volatility	N/A	140%	146% - 151%

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note G - Information related to employee stock options and warrants (continued):

Following is a summary of the stock award and incentive plans:

	2000 stock award and incentive plan (2000 Plan)
	2009		2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	899,133	$0.60	910,933	$0.60	294,733	$0.60
Granted	—	—	50,000	1.25	745,000	0.60
Exercised	—	—	—	—	—	—
Forfeited	(55,000)	0.91	(30,000)	0.60	(110,000)	0.60
Cancelled	—	—	—	—	—	—
Expired	—	—	(31,800)	0.60	(18,800)	0.60

Outstanding at end of year	844,133	$0.60	899,133	$0.60	910,933	$0.60

Options exercisable at end of year	844,133	$0.62	874,133	$0.62	165,993	$0.60
Weighted average fair value of options granted during the year		$—		$0.49		$0.45

Following is a summary of warrants issued to employees:

	2009		2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	412,000	$0.67	432,000	$0.67	532,000	$0.70
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	(20,000)	0.60	(100,000)	0.88

Outstanding at end of year	412,000	$0.67	412,000	$0.67	432,000	$0.67

Warrants exercisable at end of year	412,000	$0.67	412,000	$0.67	432,000	$0.67
Weighted average fair value of warrants granted during the year		$—		$—		$—

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants:

During the years ended March 31, 2009, 2008 and 2007, the Company issued 800,000, -0-, and 167,143 warrants to certain service providers and business partners at exercise prices ranging from $0.50 to $0.75. The warrants can be exercised at any time and expire at various dates through September 29, 2011.

In accordance with SFAS No. 123, the Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date. For the years ended March 31, 2009, 2008 and 2007, the Company recognized $77,870, $-0-, and $-0-, respectively, as compensation expense and $-0- as stock issuance cost during the years ended March 31, 2009, 2008 and 2007 related to warrants issued to non-employees.

As of March 31, 2009, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; 323,607 have expired; and 1,007,143 remain outstanding, of which 1.007,143 were vested and exercisable. At March 31, 2009, the remaining weighted average contractual life was approximately 2.2 years.

For the years ended March 31, 2009, 2008 and 2007, the Company issued -0-, -0-, and 1,671,428, warrants, respectively, in connection with stock offerings. These warrants were not issued in exchange for goods and services; therefore, no compensation expense was recognized by the Company during the years ended March 31, 2009, 2008 and 2007.

As of March 31, 2009, 204,499 of the total warrants issued for stock offerings have been exercised; none have been forfeited; 431,493 have expired; and 3,971,928 remain outstanding, of which 3,971,928 were vested and exercisable. At March 31, 2009, the remaining weighted average contractual life was approximately 1.4 years.

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model. The following weighted-average assumptions were used in the pricing model:

	2009	2008	2007

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.89	0	4.67
Expected life	2.5 years	N/A	5 years
Expected volatility	159%	0%	56%

          Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2009		2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	207,143	$0.50	207,143	$0.50	100,107	$6.05
Granted	800,000	0.50	—	—	167,143	0.50
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	(60,107)	9.74

Outstanding at end of year	1,007,143	$0.50	207,143	$0.50	207,143	$0.50

Warrants exercisable at end of year	1,007,143	$0.50	207,143	$0.50	207,143	$0.50
Weighted average fair value of warrants granted during the year		$0.50		—		$0.15

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

The following is a summary of warrants issued in connection with stock and debenture offerings:

	2009		2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	3,971,928	$0.56	3,971,928	$0.56	2,616,350	$1.55
Granted	—	—	—	—	1,671,428	0.50
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	(315,850)	8.42

Outstanding at end of year	3,971,928	$0.56	3,971,928	$0.56	3,971,928	$0.56

Warrants exercisable at end of year	3,971,928	$0.56	3,971,928	$0.56	3,971,928	$0.56
Weighted average fair value of warrants granted during the year		—		—		$0.50

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note G):

	2009		2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	4,591,071	$0.57	4,611,071	$0.57	3,248,457	$1.55
Granted	800,000	0.50	—	—	1,838,571	0.50
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	(20,000)	0.60	(475,957)	7.00

Outstanding at end of year	5,391,071	$0.56	4,591,071	$0.57	4,611,071	$0.57

Warrants exercisable at end of year	5,391,071	$0.56	4,591,071	$0.57	4,611,071	$0.57
Weighted average fair value of warrants granted during the year		$0.50		—		$0.50

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

          The provision for income taxes as of March 31 consists of:

	2009	2008	2007

Current income taxes	$—	$—	$—
Change in deferred income taxes due to temporary differences	—	—	—

	$—	$—	$—

The provision for income taxes for the years ended March 31, 2009, 2008 and 2007, differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2009	2008	2007

Computed “expected” tax benefit	$15,000	$(254,000)	$(458,000)
Nondeductible items	2,000	2,000	88,000
Temporary differences	13,000	28,000	11,000
Net operating loss carry-forward	(30,000)	224,000	359,000

Provision for income taxes	$—	$—	$—

PREFERRED VOICE, INC.

NOTES TO FINANCIAL STATEMENTS

Note I - Income taxes (continued):

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2009	2008	2007

Accounts receivable	$(3,000)	$—	$—
Accumulated depreciation	(145,000)	(135,000)	(107,000)

Gross deferred tax liabilities	$(148,000)	$(135,000)	$(107,000)

Net operating loss carry-forward	$6,888,000	$7,045,000	$6,821,000

Gross deferred tax assets	$6,888,000	$7,045,000	$6,821,000
Valuation allowance	(6,740,000)	(6,910,000)	(6,714,000)

	$148,000	$135,000	$107,000

Net deferred tax assets	$—	$—	$—

The change in the deferred tax valuation allowance is as follows:	$(170,000)	$196,000	$314,000

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company’s uncertainty as to whether the deferred tax asset is realizable. However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2009, a net operating loss carry-forward of approximately $20,257,500, which can be used to offset future taxable income through the year 2029. Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note J - Commitments:

The Company leases its office facilities and some office equipment under operating leases expiring through December 2009. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2009:

Year ending March 31,	Amount

2010	$43,318
2011	461
2012	—
2013	—
2014	—
$43,779

Total rent expense charged to operations was $55,327, $55,654, and $56,421, for the years ended March 31, 2009, 2008 and 2007, respectively.

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

Note L – Going concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant operating losses in the current and prior years. As shown in the accompanying financial statements, the Company has only show a profit of $43,617 for the year ended March 31, 2009 while it incurred net losses of $747,816, and $1,346,293 for the years ended March 31, 2008 and 2007, respectively. The Company had positive cash flow from operations of $310,242 for the year ended March 31, 2009 but experienced negative cash flows from operations of $130,777 and $870,524 for the years ended March 31, 2008, and 2007, respectively. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management’s plans in regard to this matter are described below.

Management projects working capital needs to be approximately $1,440,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers. Additionally, the Company has $2,047,500 of debentures due on or before September 29, 2009. Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet both the anticipated capital requirements and the debenture repayment on their maturity date. Management believes that it can negotiate extensions on the debentures which will allow them to meet working capital needs from anticipated operating cash flows as well as extinguish some portion of the debentures due. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. If the Company cannot renegotiate extensions on the debenture maturity dates or operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

F-19