Form 10-Q
period 2009-06-30
PREFERRED VOICE INC
filed 2009-08-03
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended June 30, 2009.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of July 31, 2009.

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2009 AND MARCH 31, 2009

	June 30, 2009 (unaudited)	March 31, 2009 (audited)

Assets

Current assets:
Cash and cash equivalents	$405,221	$466,187
Accounts receivable, net of allowance for doubtful accounts of $0, and $10,269, respectively	636,099	654,111
Inventory	25,980	37,641
Prepaid expenses	—	7,500
Current portion deferred loan cost	2,107	4,214

Total current assets	$1,069,407	$1,169,653

Property and equipment:
Computer equipment	$494,355	$484,898
Furniture and fixtures	22,317	22,317
Office equipment	19,271	19,271

	$535,943	$526,486
Less accumulated depreciation	384,495	371,254

Net property and equipment	$151,448	$155,232

Other assets:
Capitalized software development costs, net of accumulated amortization of $1,251,217 and $1,249,024, respectively	$6,711	$8,904
Deposits	29,485	29,485
Trademarks and patents, net of accumulated amortization of $41,921 and $39,915, respectively	65,967	67,566

Total other assets	$102,163	$105,955

Total assets	$1,323,018	$1,430,840

The accompanying notes are an integral part of these financial statements.

	June 30, 2009 (unaudited)	March 31, 2009 (audited)

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$197,436	$218,571
Accrued vacation	9,177	4,314
Accrued payroll and payroll taxes	11,201	5,044
Accrued interest	52,650	35,100
Deferred revenue	38,042	56,917
Current portion debentures payable - net of discounts	1,731,502	2,000,504

Total current liabilities	$2,040,008	$2,320,450

Commitments and contingencies (Note E)

Stockholders’ equity (deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 6,130,184 and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(21,202,762)	(21,375,382)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders’ equity (deficit)	$(716,990)	$(889,610)

Total liabilities and stockholders’ equity (deficit)	$1,323,018	$1,430,840

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Three months ended June 30, 2009 (unaudited)	Three months ended June 30, 2008 (unaudited)

Net sales	$1,098,125	$960,173

Cost of sales	542,859	507,765

Gross profit	$555,266	$452,408

General and administrative expenses	$329,872	$386,783

Income from operations	$225,394	$65,625

Other income (expense):
Interest expense	$(52,774)	$(55,800)

Total other income (expense)	$(52,774)	$(55,800)

Income from operations before income taxes	$172,620	$9,825

Provision for income taxes	—	—

Net income	$172,620	$9,825

Per share amounts:
Income from operations	$0.03	$—

Net income	$0.03	$—

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009 (unaudited)	2008 (unaudited)

Cash flows from operating activities:
Cash received from customers	$1,116,137	$1,001,783
Cash paid to suppliers and employees	(863,015)	(905,711)
Interest paid	(11,726)	(14,752)

Net cash provided by operating activities	$241,396	$81,320

Cash flows from investing activities:
Capital expenditures	$(9,862)	$(16,016)

Net cash used by investing activities	$(9,862)	$(16,016)

Cash flows from financing activities:
Repayment of notes payable	$(292,500)	$—

Net cash provided (used) by financing activities	$(292,500)	$—

Net (decrease) increase in cash and cash equivalents	$(60,966)	$65,304

Cash and cash equivalents:
Beginning of period	466,187	283,220

End of period	$405,221	$348,524

The accompanying notes are an integral part of these financial statements.

	2009 (unaudited)	2008 (unaudited)

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income	$172,620	$9,825

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	$19,545	$25,597

Changes in operating assets and liabilities:
Decrease in accounts receivable	18,012	41,610
Decrease in inventory	11,661	504
Decrease in prepaid expenses	7,500	—
Decrease in accounts payable	(21,135)	(28,860)
Decrease in deferred revenue	(18,875)	(14,376)
Increase in accrued expenses	52,068	47,020

Total adjustments	$68,776	$71,495

Net cash provided by operating activities	$241,396	$81,320

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

Note B - Summary of significant accounting policies:

Basis of presentation

     The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2009, Form 10KSB and should be read in conjunction with the financial statements for the three months ended June 30, 2009, contained herein.

     The financial information included herein as of June 30, 2009, and for the three months ended June 30, 2009 and 2008, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

     Inventory, consisting of ringback platforms and their related components was $1,194 and digital signage and their related components was $24,786, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

     The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $2,683 and $18,870 as of June 30, 2009 and March 31, 2009, respectively.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Income or loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended June 30, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income per common share.

Income per share for the three months ended June 30, 2009 and 2008, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

Stock-based compensation

     Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement now requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. Compensation expense recognized during the three months ended June 30, 2009 and 2008 was $-0- for both periods.

Note C - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 and subsequently extended to December 31, 2009, (the “Debentures”), to a group of institutional and high net worth investors. The company has repaid $390,000 of the principal balance to the Debenture holders leaving an outstanding balance of $585,000. All but $60,000 of the debentures have been extended to December 31, 2009. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 1,170,000 shares of the Company’s common stock at a price of $0.50 per share. The Company recorded the intrinsic value of the beneficial conversion of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006. The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share.

The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $427,416 was recorded as an increase in additional paid in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount was amortized over the original three-year term of the Debentures as additional interest expense. The loan costs incurred on the issuance of the Debentures amounted to $2,430.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Convertible debt and warrants (continued):

     The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance. The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital. The assignment of a value to the warrants results in a loan discount being recorded for the same amount. The discount is being amortized over the original three-year term of the Debentures as additional interest expense. Amortization was $23,498 and $23,498 for the three months ended June 30, 2009 and 2008, respectively.

     167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement. These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance. The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost. Amortization was $2,107 and $2,107 for the three months ended June 30, 2009 and 2008, respectively.

Note D - Common stock:

     On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

     At June 30, 2009, the Company had outstanding warrants to purchase 5,291,072 shares of the Company’s common stock at prices which ranged from $0.50 per share to $0.85 per share. The warrants are exercisable at any time and expire through September 29, 2011. At June 30, 2009, 5,291,072 shares of common stock were reserved for that purpose. On March 2, 2009, the Board of Directors approved a unanimous consent to extend the expiration date of 1,310,000 warrants issued to various private placement investors and employees from May 18, 2009 for an additional year to May 18, 2010.

Common stock reserved

At June 30, 2009, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	9,803,929
Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	844,133
10,648,062

Note E - Commitments:

     The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2009. Following is a schedule of future minimum lease payments required under the above operating leases as of June 30, 2009:

Year ending March 31,	Amount

2010	$43,318
2011	461
2012	—
2013	—
2014	—
$43,779

     Total rent expense charged to operations for the three months ended June 30, 2009 and 2008 was $13,576 and $13,911 respectfully.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-KSB for the fiscal year ended March 31, 2009. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

          We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones. Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system. This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing. We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort. We will continue to research and either develop or acquire additional services that can be deployed through our platform. As of July 31, 2009 we had five carrier customers providing ringback service through our My Phone Services Suite platform with a possible 7 million addressable customer base.

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

Results of Operations

          We recorded a net gain of $172,620 or $.03 per share for the period ended June 30, 2009, compared to a net gain of $9,825 or $0.0 per share, for the period ended June 30, 2008.

          Total Sales

          Total revenue for the period ended June 30, 2009, was $1,098,125 compared to $960,173 for the period ended June 30, 2008. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies, and installation of field systems.

          We do anticipate that revenues from the My Phone Services Suite to begin gradually and build as new customers to the service integrate and market the product to their subscriber base.

          Cost of Sales

          Cost of sales for the period ended June 30, 2009 was $542,859 compared to $507,765 for the period ended June 30, 2008. Cost of sales consisted of costs for systems, network infrastructure such as collocations, connectivity, system access and long distance to end-users and third party content costs during both periods.

          Selling, General and Administrative

          Selling, general and administrative expenses for the period ended June 30, 2009 were $329,872 compared to $386,783 for the period ended June 30, 2008. We expect that selling, general and administrative expenses will remain steady through fiscal year 2010, such expenses to include costs related to the number of employees, office space requirements and general overhead.

          Core Technology Enhancements Software Applications and Hardware

          The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers. Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements. There were no software development costs capitalized for the periods ended June 30, 2009 or 2008. The amortization of capitalized software development costs for the periods ended June 30, 2009 and 2008 was $4,199 and $8,210 respectively.

          Other Income and Expense

          Interest expenses for the period ended June 30, 2009 were $52,774 compared to $55,800 for the period ended June 30, 2008.

          Income Taxes

          As of June 30, 2009, we had cumulative federal net operating losses of approximately $20.3 million, which can be used to offset future income subject to federal income tax through the fiscal year 2029. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

          Liquidity and Capital Resources

          Our cash and cash equivalents at June 30, 2009 were approximately $405,221, a decrease of $60,966 from $466,187 at March 31, 2009. We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

          On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000.00, and 50,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.12 for an aggregate of $975,000. The balance of these debentures at June 30, 2009 was $585,000.

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

          Due to uncertainties regarding a number of new customer contracts that are in the Company’s sales pipeline, it is difficult for management to project the Company’s revenue performance, operating profits or loss, or cash requirements beyond the next twelve months. Even though the Company has been able to secure additional financing to provide current working capital, there is no assurance that the Company will be able to generate the required revenues to sustain its current working capital requirements or to raise additional debt or equity capital that may be required to meet its objectives in the future. The Company’s challenging financial circumstances may make the terms, conditions, and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to further scale back its operations, including its efforts to complete new sales. The Company’s short term needs for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

          Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

          Future Obligations

          Management projects working capital needs to be approximately $1,440,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers. Additionally, the Company has $1,755,000 of debentures due on or before December 31, 2009. Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet both the anticipated capital requirements and the debenture repayment on their maturity date. Management believes that it can negotiate extensions on the debentures which will allow them to meet working capital needs from anticipated operating cash flows as well as extinguish some portion of the debentures due. Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead. If the Company cannot renegotiate extensions on the debenture maturity dates or operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Not required by smaller reporting companies.

Item 4T. Controls and Procedures

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2009 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.         Risk Factors.

        In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. If any of those factors were to occur, they could materially adversely affect the Company’s financial condition or future results, and could cause its actual results to differ materially from those expressed in its forward-looking statements in this report. The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

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

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

August 3, 2009	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)