Form 10-Q
period 2009-09-30
PREFERRED VOICE INC
filed 2009-11-13
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended September 30, 2009.
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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of November 9, 2009.

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2009 AND MARCH 31, 2009

	September 30,	March 31,
	2009	2009
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$295,733	$466,187
Accounts receivable, net of allowance for doubtful
accounts of $0 and $10,269, respectively	602,362	654,111
Inventory	24,787	37,641
Prepaid expenses	-	7,500
Current portion deferred loan cost	-	4,214

Total current assets	$922,882	$1,169,653

Property and equipment:
Computer equipment	$494,355	$484,898
Furniture and fixtures	22,317	22,317
Office equipment	19,271	19,271

	$535,943	$526,486
Less accumulated depreciation	397,056	371,254

Net property and equipment	$138,887	$155,232

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,253,394 and $1,249,024, respectively	$4,533	$8,904
Deposits	4,485	29,485
Trademarks and patents, net of accumulated
amortization of $43,926 and $39,915, respectively	65,060	67,566

Total other assets	$74,078	$105,955

Total assets	$1,135,847	$1,430,840

The accompanying notes are an integral part of these financial statements.

	September 30,	March 31,
	2009	2009
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$191,644	$218,571
Accrued vacation	11,402	4,314
Accrued payroll and payroll taxes	93	5,044
Accrued interest	7,118	35,100
Accrued operating expenses	10,400	-
Deferred revenue	19,167	56,917
Current portion debentures payable - net of discounts	1,511,250	2,000,504

Total current liabilities	$1,751,074	$2,320,450

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(21,100,999)	(21,375,382)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(615,227)	$(889,610)

Total liabilities and stockholders' equity (deficit)	$1,135,847	$1,430,840

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,058,673	$2,156,797	$953,499	$1,913,672

Cost of sales	561,562	1,104,421	517,591	1,025,356

Gross profit	$497,111	$1,052,376	$435,908	$888,316

General and administrative expenses	$347,182	$677,054	$473,564	$860,347

Income (loss) from operations	$149,929	$375,322	$(37,656)	$27,969

Other income (expense):
Interest expense	$(48,166)	$(100,939)	$(55,967)	$(111,767)

Total other income (expense)	$(48,166)	$(100,939)	$(55,967)	$(111,767)

Income (loss) from operations
before income taxes	$101,763	$274,383	$(93,623)	$(83,798)

Provision for income taxes	-	-	-	-

Net income (loss)	$101,763	$274,383	$(93,623)	$(83,798)

Per share amounts:
Income (loss) from operations	$0.017	$0.045	$(0.015)	$(0.014)

Net income (loss)	$0.017	$0.045	$(0.015)	$(0.014)

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$2,208,546	$2,144,825
Cash paid to suppliers and employees	(1,749,863)	(1,836,887)
Interest paid	(81,925)	(15,046)

Net cash provided by operating activities	$376,758	$292,892

Cash flows from investing activities:
Capital expenditures	$(10,962)	$(19,815)

Net cash used by investing activities	$(10,962)	$(19,815)

Cash flows from financing activities:
Repayment of notes payable	$(536,250)	$-

Net cash provided (used) by financing activities	$(536,250)	$-

Net (decrease) increase in cash and cash equivalents	$(170,454)	$273,077

Cash and cash equivalents:
Beginning of period	466,187	283,220

End of period	$295,733	$556,297

The accompanying notes are an integral part of these financial statements.

	2009	2008
	(unaudited)	(unaudited)

Reconciliation of net income (loss) to net cash provided (used)
by operating activities:

Net income (loss)	$274,383	$(83,798)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	$38,398	$52,209

Changes in operating assets and liabilities:
Decrease in accounts receivable	51,749	231,153
Decrease (increase) in inventory	12,854	(1,732)
Decrease in prepaid expenses	7,500	-
Decrease in deposits	25,000	-
(Decrease) increase in accounts payable	(26,927)	38,042
Decrease in deferred revenue	(37,750)	(28,750)
Increase in accrued expenses	31,551	85,768

Total adjustments	$102,375	$376,690

Net cash provided by operating activities	$376,758	$292,892

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2009, Form 10K and should be read in conjunction with the financial statements for the three and six months ended September 30, 2009, contained herein.

The financial information included herein as of September 30, 2009, and for the three and six-month periods ended September 30, 2009 and 2008, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

Inventory, consisting of ringback digital signage and their related components was $24,787, is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $2,736 and $18,870 as of September 30, 2009 and March 31, 2009, respectively.

Capitalized software development

The Company is dependent on internally developed software to provide all of its services.  As required by the Software Topic of the FASB Accounting Standards Codification, costs incurred prior to the product’s technological feasibility are expensed as incurred.  The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use and released to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years.

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

Revenue recognition

For recognizing revenue, the Company applies the rules defined by the Revenue Recognition Topic of the FASB Accounting Standards Codification. In most cases, the services being performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues are recognized when evidence of a completed transaction exists, generally when services have been rendered.  In situations where the Company receives an initial payment for future services, the Company defers recognition of revenue, and recognizes the revenue over the life of the respective contract.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Income or loss per share

The Company adopted the provisions of the Earnings Per Share Topic of the FASB Accounting Standards Codification.  This standard replaces primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Since the Company incurred a gain from operation for the three and six months ended September 30, 2009 and 2008, no computation of diluted EPS has been performed.

Income per share for the three months and six ended September 30, 2009 and 2008, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for all periods.

Income taxes

For income taxes, the Company applies the rules defined by the Income Taxes Topic of the FASB Accounting Standards Codification.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Trademarks and patents

For trademarks and patents, the Company applies the rules defined by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification.  Trademarks and patents are recorded at cost and amortization is computed on the straight-line method over the identifiable lives of the trademarks and patents.  The statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three months and six months ended September 30, 2009 and 2008 was $-0- for all periods.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Subsequent events

In May 2009, the FASB issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This authoritative guidance is effective for the interim or annual financial periods ending after June 15, 2009.  On June 30, 2009, the Company adopted the authoritative guidance for subsequent events. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 12, 2009.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification became effective for the Company in the quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s condensed consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.

Note C - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 and subsequently extended to December 31, 2009, (the “Debentures”), to a group of institutional and high net worth investors.  The company has repaid $663,750 of the principal balance to the Debenture holders leaving an outstanding balance of $341,250.  All but $35,000 of the debentures have been extended to December 31, 2009.  The Debentures pay an interest rate of 6% on an annual basis and are convertible into 682,500 shares of the Company’s common stock at a price of $0.50 per share.  The Company recorded the intrinsic value of the beneficial conversion of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006.  The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share.

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

On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 and subsequently extended to September 29, 2010 (the “Debentures”), to a group of institutional and high net worth investors.  The Debentures pay an interest rate of 6% on an annual basis and are convertible into 3,342,857 shares of the Company’s common stock at a price of $0.35 per share.   The investors also received warrants to purchase an additional 1,671,429 shares of common stock with an exercise price of $0.50 per share.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Convertible debt and warrants (continued):

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.    Amortization was $46,996 for the six months ended September 30, 2009 and 2008, and $23,498 for three months ended September 30, 2009 and 2008.

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost.  Amortization was $4,214 for the six months ended September 30, 2009 and 2008 and $2,107 for the three months ended September 30, 2009 and 2008.

Note D - Common stock:

On November 13, 2006, the Board of Directors approved a 1 for 5 reverse stock split of its common stock.  All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split.

Stock purchase warrants

At September 30, 2009, the Company had outstanding warrants to purchase 5,291,072 shares of the Company’s common stock at prices which ranged from $0.50 per share to $0.85 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At September 30, 2009, 5,291,072 shares of common stock were reserved for that purpose.

Common stock reserved

At September 30, 2009, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	9,316,429
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	844,133

10,160,562

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2009.  Following is a schedule of future minimum lease payments required under the above operating leases as of September 30, 2009:

Year ending
March 31,	Amount

2009	$43,318
2010	461
2011	-
2012	-
2013	-

$43,779

Total rent expense charged to operations was $31,282 and $31,694 for the six months ended September 30, 2009 and 2008, respectively, and $15,641 and $15,273 for the three months ended September 30, 2009 and 2008.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-K for the fiscal year ended March 31, 2009.  Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act.  A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones.  Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system.  This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing.  We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort.  We will continue to research and either develop or acquire additional services that can be deployed through our platform.  As of November 9, 2009 we had five carrier customers providing ringback service through our My Phone Services Suite platform with a possible 7 million addressable customer base.

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

Results of Operations

We recorded a net gain of $274,383 or $.045 per share, for the six-month period ended September 30, 2009, compared to a net loss of $83,798 or $0.014 per share, for the six-month period ended September 30, 2008. For the three-month period ended September 30, 2009, we recorded a net gain of $101,763, or $.017 per share compared to a net loss of $93,623 or $.015 per share for the three-month period ended September 30, 2008.

Total Sales

Total revenue for the six-month period ended September 30, 2009, was $2,156,797 compared to $1,913,672 for the six-month period ended September 30, 2008. Total revenue for the three-month period ended September 30, 2009, was $1,058,673 compared to $953,499 for the three-month period ended September 30, 2008. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services.

We anticipate that revenues from the My Phone Services Suite to continue to build gradually as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the six-month period ended September 30, 2009 was $1,104,421 compared to $1,025,356 for the six-month period ended September 30, 2008. Cost of sales for the three-month period ended September 30, 2009 was $561,562 compared to $517,591 for the three-month period ended September 30, 2008. Cost of sales consisted of content licensing fees, costs for equipment sold to customers, network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2009 were $677,054 compared to $860,347 for the six-month period ended September 30, 2008. Selling, general and administrative expenses for the three-month period ended September 30, 2009 were $347,182 compared to $473,564 for the three-month period ended September 30, 2008.  We expect that selling, general and administrative expenses will remain steady through fiscal year 2010, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  There were no software development costs capitalized for the periods ended September 30, 2009 or 2008.  The amortization of capitalized software development costs for the periods ended September 30, 2009 and 2008 was $8,382 and $16,419, respectively.

Other Income and Expense

Interest expenses for the six-month period ended September 30, 2009 were $100,939 compared to $111,767 for the six-month period ended September 30, 2008.  Interest expenses for the three-month period ended September 30, 2009 were $48,166 compared to $55,967 for the three-month period ended September 30, 2008.

Income Taxes

As of September 30, 2009, we had cumulative federal net operating losses of approximately $20.3 million, which can be used to offset future income subject to federal income tax through the fiscal year 2029.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2009 were approximately $295,733, a decrease of $170,454 from $466,187 at March 31, 2009.  We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 50,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.12 for an aggregate of $975,000. The balance of these debentures at September 30, 2009 was $341,250.

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

Future Obligations

Management projects working capital needs to be approximately $1,440,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers.  Additionally, the Company has $1,511,250 of debentures due on or before September 30, 2010.   Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet both the anticipated capital requirements and the debenture repayment on their maturity date.  Management believes that it can negotiate extensions on the debentures which will allow them to meet working capital needs from anticipated operating cash flows as well as extinguish some portion of the debentures due.   Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.   If the Company cannot renegotiate extensions on the debenture maturity dates or operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2009 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

On July 17, 2009, a Texas court issued a ruling that the 608 Patent was unenforceable.  Ring Plus may appeal the Texas ruling, and therefore the parties in this action have agreed to stay the case against Preferred Voice pending the outcome of the Texas case.

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

a)           Exhibits

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

PREFERRED VOICE, INC.

November 12, 2009	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)