Form 10-Q
period 2009-12-31
PREFERRED VOICE INC
filed 2010-02-16
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended December 31, 2009
or
❒  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of  1934 for the Transition Period From ___________to __________

Commission File Number  33-92894

PREFERRED VOICE, INC.

Delaware	75-2440201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 Greenville Avenue Suite 570 Dallas, TX	75206
(Address of Principal Executive Offices)	(Zip Code)

(214) 265-9580
Registrant’s Telephone Number, including area code.)

Not Applicable
(Former name, Former Address and Former Fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of February 8, 2010.

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 2009 AND MARCH 31, 2009

	December 31,	March 31,
	2009	2009
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$511,286	$466,187
Accounts receivable, net of allowance for doubtful
accounts of $0 and $10,269, respectively	480,740	654,111
Inventory	69,257	37,641
Prepaid expenses	-	7,500
Current portion deferred loan cost	-	4,214

Total current assets	$1,061,283	$1,169,653

Property and equipment:
Computer equipment	$387,471	$484,898
Furniture and fixtures	22,317	22,317
Office equipment	19,271	19,271

	$429,059	$526,486
Less accumulated depreciation	302,461	371,254

Net property and equipment	$126,598	$155,232

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,255,028 and $1,249,024, respectively	$2,901	$8,904
Deposits	4,485	29,485
Trademarks and patents, net of accumulated
amortization of $45,932 and $39,915, respectively	65,524	67,566

Total other assets	$72,910	$105,955

Total assets	$1,260,791	$1,430,840

The accompanying notes are an integral part of these financial statements.

	December 31,	March 31,
	2009	2009
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$333,545	$218,571
Accrued vacation	7,525	4,314
Accrued payroll and payroll taxes	12,734	5,044
Accrued interest	17,551	35,100
Accrued operating expenses	12,500	-
Deferred revenue	35,042	56,917
Current portion debentures payable - net of discounts	1,276,250	2,000,504

Total current liabilities	$1,695,147	$2,320,450

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(20,920,128)	(21,375,382)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(434,356)	$(889,610)

Total liabilities and stockholders' equity (deficit)	$1,260,791	$1,430,840

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,211,201	$3,367,998	$985,072	$2,898,743

Cost of sales	680,314	1,784,735	477,291	1,502,646

Gross profit	$530,887	$1,583,263	$507,781	$1,396,097

General and administrative expenses	$329,287	$1,006,340	$419,414	$1,279,760

Income from operations	$201,600	$576,923	$88,367	$116,337

Other income (expense):
Interest expense	$(21,586)	$(122,526)	$(55,825)	$(167,593)
Gain on sale of assets	857	857	-	-

Total other income (expense)	$(20,729)	$(121,669)	$(55,825)	$(167,593)

Income (loss) from operations
before income taxes	$180,871	$455,254	$32,542	$(51,256)

Provision for income taxes	-	-	-	-

Net income (loss)	$180,871	$455,254	$32,542	$(51,256)

Per share amounts:
Income (loss) from operations	$0.030	$0.074	$0.005	$(0.008)

Net income (loss)	$0.030	$0.074	$0.005	$(0.008)

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$3,541,369	$2,921,276
Cash paid to suppliers and employees	(2,619,417)	(2,727,947)
Interest paid	(93,079)	(114,649)

Net cash provided by operating activities	$828,873	$78,680

Cash flows from investing activities:
Capital expenditures	$(13,432)	$(21,003)
Proceeds from sale of assets	908	-

Net cash used by investing activities	$(12,524)	$(21,003)

Cash flows from financing activities:
Repayment of notes payable	$(771,250)	$-

Net cash provided (used) by financing activities	$(771,250)	$-

Net increase in cash and cash equivalents	$45,099	$57,677

Cash and cash equivalents:
Beginning of period	466,187	283,220

End of period	$511,286	$340,897

The accompanying notes are an integral part of these financial statements.

	2009	2008
	(unaudited)	(unaudited)
Reconciliation of net income (loss) to net cash provided (used)
by operating activities:

Net income (loss)	$455,254	$(51,256)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	$54,274	$76,593
Amortization of debenture payable discount	46,996	70,494
Gain on sale of assets	(857)	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	173,371	22,533
Decrease (increase) in inventory	(31,616)	50,799
Decrease in prepaid expenses	7,500	-
Decrease in deposits	25,000	5,000
(Decrease) increase in accounts payable	114,974	(24,567)
Decrease in deferred revenue	(21,875)	(43,125)
(Decrease) increase in accrued expenses	5,852	(27,791)

Total adjustments	$373,619	$129,936

Net cash provided by operating activities	$828,873	$78,680

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2009, Form 10K and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2009, contained herein.

The financial information included herein as of December 31, 2009, and for the three and nine month periods ended December 31, 2009 and 2008, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

Inventory at December 31, 2009 consisting of ringback system components of $44,470 and digital signage components of $24,787, and inventory at December 31, 2008 consisting of digital signage and their related components of $32,940, is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $1,851 and $18,870 as of December 31, 2009 and March 31, 2009, respectively.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Income or loss per share

The Company adopted the provisions of the Earnings Per Share Topic of the FASB Accounting Standards Codification.  This standard replaces primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income per share for the three months and nine ended December 31, 2009 and 2008, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for all periods.

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

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three months and nine months ended December 30, 2009 and 2008 was $-0- for all periods.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Subsequent events

In May 2009, the FASB issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This authoritative guidance is effective for the interim or annual financial periods ending after June 15, 2009.  On June 30, 2009, the Company adopted the authoritative guidance for subsequent events. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 8, 2010.

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

Note C - Convertible debt and warrants:

On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 and subsequently extended to December 31, 2009, (the "Debentures"), to a group of institutional and high net worth investors.  The company repaid $868,750 of the principal balance to the Debenture holders leaving an outstanding balance of $106,250 on December 31, 2009. On January 31, 2010 the debentures were paid in full.  The Debentures paid an interest rate of 6% on an annual basis.  The Company recorded the intrinsic value of the beneficial conversion of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006.  The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share.

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

On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 and subsequently extended to September 29, 2010 (the "Debentures"), to a group of institutional and high net worth investors.  The Debentures pay an interest rate of 6% on an annual basis and are convertible into 3,342,857 shares of the Company’s common stock at a price of $0.35 per share.   The investors also received warrants to purchase an additional 1,671,429 shares of common stock with an exercise price of $0.50 per share.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C - Convertible debt and warrants (continued):

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount is being amortized over the original three-year term of the Debentures as additional interest expense.    Amortization was $46,996 and, $70,494 for the nine months ended December 31, 2009 and 2008, respectively, and $-0- and $23,498 for three months ended December 31, 2009 and 2008, respectively.

On September 29, 2006, 167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost.  Amortization was $4,214 and $6,321for the nine months ended December 31, 2009 and 2008, respectively and $-0- and $2,107 for the three months ended December 31, 2009 and 2008, respectively.

Note D - Common stock:

Stock purchase warrants

At December 31, 2009, the Company had outstanding warrants to purchase 5,275,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.85 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At December 31, 2009, 5,275,072 shares of common stock were reserved for that purpose.

Common stock reserved

At December 31, 2009, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	8,830,429
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	819,133

9,649,562

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of December 31, 2009:

Year ending
March 31,	Amount

2010	$10,649
2011	43,446
2012	45,652
2013	35,595
2014	-

$135,342

Total rent expense charged to operations was $39,391 and $46,974 for the nine months ended December 31, 2009 and 2008, respectively , and $8,109 and $15,280 for the three months ended December 31, 2009 and 2008.

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

We first contracted with a leading content provider to distribute their library of downloadable wireless games, picture messages, graphics and ring-tones.  Our first content project was launched on June 18, 2004 with a full turnkey solution for the carrier that includes secure customer login from the carrier website, viewing of content, download of content, and creation of a billing record for the carriers billing system.  This initial introduction to mobile entertainment led us to research the viability of additional personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing.  We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort.  We will continue to research and either develop or acquire additional services that can be deployed through our platform.  As of February 8, 2010 we had five carrier customers providing ringback service through our My Phone Services Suite platform with a possible 7 million addressable customer base.

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

Results of Operations

We recorded net income of $455,254 or $.074 per share, for the nine-month period ended December 31, 2009, compared to a net loss of $51,256 or $.008 per share, for the nine-month period ended December 31, 2008. For the three-month period ended December 31, 2009, we recorded net income of $180,871, or $.03 per share compared to a net income of $32,542, or $.005 per share for the three-month period ended December 31, 2008.

Total Sales

Total revenue for the nine-month period ended December 31, 2009, was $3,367,998 compared to $2,898,743 for the nine-month period ended December 31, 2008. Total revenue for the three-month period ended December 31, 2009, was $1,211,201 compared to $985,072 for the three-month period ended December 31, 2008. Revenues in both periods consisted of revenue sharing receipts from our customer phone companies and billing our direct end-users for individual services.

We anticipate that revenues from the My Phone Services Suite to continue to build gradually as new customers to the service integrate and market the product to their subscriber base.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2009 was $1,784,735 compared to $1,502,646 for the nine-month period ended December 31, 2008. Cost of sales for the three-month period ended December 31, 2009 was $680,314 compared to $477,291 for the three-month period ended December 31, 2008. Cost of sales consisted of content licensing fees, costs for equipment sold to customers, network infrastructure such as collocations, connectivity, system access and long distance to end-users during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2009 were $1,006,340 compared to $1,279,760 for the nine-month period ended December 31, 2008. Selling, general and administrative expenses for the three-month period ended December 31, 2009 were $329,287 compared to $419,414 for the three-month period ended December 31, 2008.  We expect that selling, general and administrative expenses will remain steady through fiscal year 2010, such expenses to include costs related to the number of employees, office space requirements and general overhead.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  There were no software development costs capitalized for the periods ended December 31, 2009 or 2008.  The amortization of capitalized software development costs for the periods ended December 31, 2009 and 2008 was $6,004 and $18,648 respectively.

Other Income and Expense

During the periods ended December 31, 2009 and 2008, the Company made a sale of excess equipment that generated one-time net revenue of $857 and $-0- respectively.

Interest expenses for the nine-month period ended December 31, 2009 were $122,526 compared to $167,593 for the nine-month period ended December 31, 2008.  Interest expenses for the three-month period ended December 31, 2009 were $21,586 compared to $55,825 for the three-month period ended December 31, 2008.

Income Taxes

As of December 31, 2009, we had cumulative federal net operating losses of approximately $20.3 million, which can be used to offset future income subject to federal income tax through the fiscal year 2029.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2009 were approximately $511,286, an increase of $45,099 from $466,187 at March 31, 2009.  We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 10,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.60 for an aggregate of $975,000. The balance of these debentures at December 31, 2009 was $106,250.

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

Future Obligations

Management projects working capital needs to be approximately $1,440,000 over the next twelve months for corporate overhead and equipment purchases to continue to deploy services to carrier customers.  Additionally, the Company has $1,276,250 of debentures due on or before September 30, 2010.   Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet both the anticipated capital requirements and the debenture repayment on their maturity date.  Management believes that it can negotiate extensions on the debentures which will allow them to meet working capital needs from anticipated operating cash flows as well as extinguish some portion of the debentures due.   Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.   If the Company cannot renegotiate extensions on the debenture maturity dates or operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2009 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.      Exhibits

a)           Exhibits

Exhibit Number                  Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

Date: February 15, 2010	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)