Form 10-K
period 2010-03-31
PREFERRED VOICE INC
filed 2010-06-21
CIK 946822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2010
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894

PREFERRED VOICE, INC.
(Exact name of Issuer as specified in its charter)

Delaware	75-2440201
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6500 Greenville Avenue, Suite 570 Dallas, Texas 75206	214-265-9580
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:   NONE

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $513,706 on June 11, 2010.

There were 6,130,184 shares of the Registrant's Common Stock outstanding on June 11, 2010.

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

The Market and Market Strategy

Our current marketing efforts are focused on cellular telephone service providers. The cell phone market has grown from approximately 69 million subscribers in 1998 to approximately 285.6 million subscribers as of December 2009, and as prices for cellular use drop, cellular use is becoming affordable to more economic segments of the population.  Wireless phones are now a mass-market consumer device with an overall wireless penetration rate of 91% of the U.S. population.  These companies are already offering some enhanced services to their subscribers, such as voice and picture messaging, e-mail reading, short message services, voice activated services, and personalized entertainment content.  In order to remain competitive, however, cell phone companies need to provide their subscribers more enhanced services. We believe that our GAP system, with its unique variety of integrated services, provides a solution to satisfy this need.

Our Market Strategy

We utilize personal sales calls to contact and market our GAP system and services to phone companies.  We utilize trade shows as a means to present our product and to network with our potential customers.  The principal elements of our strategy to achieve a leading position in the telecommunications enhanced services market are as follows:

•
Target Tier II and Tier III carriers.  We believe that our experience in providing enhanced services positions us strongly in carrier markets with subscriber bases of less than 10 million.  Our ability to interconnect with various types of switches and billing formats gives us the opportunity to serve these carriers efficiently and economically.

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

The cell phone companies who contract with us are responsible for billing and collecting revenue generated from the GAP system’s enhanced services.  However, our GAP system can produce subscriber information for marketing or billing use. In addition, we assist each phone company in marketing the services by providing various co-branded advertising materials we have designed and by training the contracting cell phone company’s sales force and customer service staff.  As of June 11, 2010, we are providing enhanced services to 9 carrier’s subscribers and generating revenues for the cell phone companies and us.

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

Platform Services

In September of 2004 we introduced our web enabled suite of services that we call My Phone Services Suite.  Our bundled service suite was designed to address the growing trend to personalize all aspects of telecommunications. The suite has a core network based address book that is integrated with such services as Rockin’ Ringback, RemindMe, Push-2-Connect, SmartLine, and Voice Activated Dialing.  According to Strategy Analytics, the personalization sector will command 8% of the global data revenues of $189 billion by 2009. These products are continuously being added to or improved to include elements that improve the subscriber’s experience.   The bundling feature of the suite was created to address the fact that no one application will work for all subscribers. Each subscriber will prefer and utilize various features of each application differently. The applications can be customized, combined, and configured to meet each carrier’s needs.  As of June 11, 2010, only Rockin Ringback was being provided by any of our carrier customers.

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

Dependence on one or a few major customers

During the year, approximately sixty-five percent of the Company’s revenue consisted of sales and installation of ringback service equipment to one carrier customer.  In May, the Company was advised that this customer would be canceling its service possibly as soon as August of 2010.  Loss of this customer will create a material adverse effect on the Company.  The sales and marketing team is aggressively marketing its services to existing and prospective customers but the ability to replace the revenue from this one customer will be difficult in the short term.

Employees

As of June 11, 2010, we had 11 full time employees.  None of our employees is represented by a labor organization.  We maintain various employee benefit plans and we believe we have excellent relations with our employees.

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

Core Technology and System Enhancement

We have spent the last ten years developing and enhancing our proprietary software in conjunction with differing hardware platforms and development of switch integration to create our GAP system. We continually evaluate and adjust our GAP system.  The ever changing telephony and computer industry requires companies like ours to continue developing new or improved methods to process applications and as new technology emerges new processes are created to better deploy our services.  In the past three fiscal years we achieved the conversion to our high-density database structure that will allow for a very efficient and scalable network based service deployment platform, we completed the integration of web-enabled services in our My Phone Services Suite, we deployed the first ringback service through a telephony carrier in the United States and we have installed and tested our ringback service in a Tier II multi-switch carrier network.  We currently have seven employees in our software/hardware development and deployment department.

Item 1A:  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B:  Unresolved Staff Comments

None

Item 2:  Properties

Our executive offices are located in Dallas, Texas.  We lease 2,712 square feet of space in a facility as a tenant.  The term of the lease is through December 31, 2012 and the rent is presently $3,503 per month.

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

Item 4:  Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol “PRFV”. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending March 31, 2010 and March 31, 2009.  Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2010			Fiscal 2009
	HIGH	LOW		HIGH	LOW
1st Quarter	$0.17	$0.15	1st Quarter	$0.70	$0.55
2nd Quarter	$0.50	$0.15	2nd Quarter	$0.65	$0.55
3rd Quarter	$0.25	$0.12	3rd Quarter	$0.55	$0.15
4th Quarter	$0.50	$0.17	4th Quarter	$0.49	$0.15

On June 11, 2010, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $.20.

The number of holders of record of the Company’s common stock as of June 11, 2011 was 286 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2010.

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

Overview

We began operations in May 1994 as a traditional 1+ long-distance reseller.  Recognizing the declines in telecommunications service prices and the decreasing margins being experienced in long distance sales, we decided to sell our long distance customer base and assets in early 1997.  From 1997 until early 2005, we focused on the development of voice activated telecommunications services that would allow any consumer the ability to “dial” their calls using their voice.  In the last five years we have focused our efforts on service applications that relate to the delivery of content to end users.

Our initial introduction to mobile entertainment led us to research the viability of personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing.  We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort.  We will continue to research and either develop or acquire additional services that can be deployed through our platform.  As of June 11, 2010 we had nine carrier customers providing My Phone Services Suite service in their marketplace.  Our systems structure is a robust data base system which will allow for scalability and addition of new services to our platform in shorter development cycles than were possible under our previous structure.  Revenue from this product is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

For the past three years a major portion of the Company’s revenue, approximately 65% has been from one customer.  In early May this customer gave notice that it would be canceling its contract.  If the Company does not replace the income provided by this customer, it will be forced to drastically reduce its current marketing efforts and its operating expenses.

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

Results of Operations

We currently provide our services to phone companies through sale and installation of equipment and revenue sharing agreements that provide revenue splits ranging from seventy four percent (74%) to forty percent (40%) depending on the amount of revenue obtained by the phone company through sale of our services to their subscribers.  We license our software to contracting phone companies as we found that the revenue sharing arrangement embodied in our form Marketing Agreement could potentially provide a higher rate of return on investment to us over the life of our standard contract.

We recorded net income of $736,589, or $.12 per share, for the fiscal year ended March 31, 2010, compared to a net income of $43,617, or $.01 per share, for the fiscal year ended March 31, 2009, and a net loss of $747,816, or $.12 per share, for the year ended March 31, 2008.

Total Revenue

Total revenue for the fiscal year ended March 31, 2010 was $4,827,761 compared to $4,007,014 and $3,541,586 for the fiscal years ended March 31, 2009 and 2008 respectively.  The increase of revenue reflects continued increase of sales in our ringback and content services.

We anticipate that revenues from the My Phone Services Suite will decline for the year ended March 31, 2011 with the loss of our major customer.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2010 was $2,621,598 compared to $2,038,081 and $2,043,454 for the fiscal years ended March 31, 2009 and 2008, respectively. For each of the fiscal years reported, costs consisted of installed equipment, network infrastructure costs, such as collocations, connectivity, system access, long-distance, depreciation and amortization, and content costs to third parties.  We believe costs of sales for network infrastructure will continue to remain steady through the next fiscal year as we utilize current capacity but will increase gradually if and when new customers are added.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2010 were $1,318,554 compared to $1,699,903 and $1,881,043 for the fiscal years ended March 31, 2009 and 2008, respectively.  The decrease from 2009 to 2010 and from 2008 to 2009 was from an overall reduction in excess capacity.

We expect that selling, general and administrative expenses will decline as we make adjustments for the loss of our major customer.

Interest Expense

Interest expense for the fiscal year ended March 31, 2010 was $140,314 compared to $223,266 and $366,644 for the fiscal years ended March 31, 2009 and 2008, respectively.  During 2010, a total of $46,996 of the interest expense related to amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering.  During 2009, a total of $93,992 of the interest expense related to amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering.  During 2008, a total of $236,464 of the interest expense relates to: (i) $142,472 of amortization of loan discount value assigned to the warrants issued in the March 31, 2005 offering, and (ii) $93,992 of amortization of loan discount value assigned to the warrants issued in the September 29, 2006 offering.

Core Technology Enhancements Software Applications and Hardware

We have not expensed any research and development costs for any of the periods stated on our financial statements, but we have accumulated costs of $1,381,474 which have been amortized down to $77,541 for enhancement of our core software and hardware technology as of March 31, 2010.

Other Income and Expense

We have recognized income from the sale of excess equipment of $1,687, and $1,739, respectively, for the fiscal years ended March 31, 2010 and 2008.  We recognized a loss from the destruction of a digital sign unit of $2,147 for the fiscal year ended March 31, 2009. We also recognized an impairment expense on digital sign equipment of $12,393 for the fiscal year ended March 31, 2010.

Income Taxes

As of March 31, 2010, we had cumulative federal net operating losses of approximately $19.4 million, which can be used to offset future income subject to federal income tax through the fiscal year 2030.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2010 were $600,647, an increase of $134,460 from $466,187 at March 31, 2009.

Net cash provided from operating activities was $1,094,243 for the year ended March 31, 2010 compared to net cash used for operating activities of $310,242 for the year ended March 31, 2009.  Net cash used for investing activities was $23,783 for the year ended March 31, 2010 compared to cash used in investing activities of $29,775 for the year ended March 31, 2009.  Net cash used for financing activities was $936,000 for the year ended March 31, 2010 compared to net cash used by financing activities of $97,500 for the year ended March 31, 2009.

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

Due to uncertainties regarding loss of its major customer and how well new customer contracts that the Company just launched will produce new revenue, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements for more than a few months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Obligations

Management projects working capital needs to be approximately $1,140,000 over the next twelve months for corporate overhead to continue to deploy services to carrier customers.  Additionally, as of May 31, 2010, the Company has $865,800 of debentures due on or before September 29, 2010.   Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet both the anticipated capital requirements and the debenture repayment on their maturity date.  Management believes that it can negotiate extensions on the debentures which will allow them to meet working capital needs from anticipated operating cash flows as well as extinguish some portion of the debentures due.   Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.   If the Company cannot renegotiate extensions on the debenture maturity dates or operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

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
MARCH 31, 2010, 2009 and 2008

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures. We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, the Chief Executive Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting.  The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

An internal control material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention of those responsible for oversight of the company's financial reporting.

Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.   The Company has made no changes in its internal control over financial reporting in connection with its fourth quarter 2010 evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two (2) people. Directors serve until the next annual meeting and until their successors are elected and qualified.  The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name Mary G. Merritt	Age 53	Office Director, Chief Executive Officer, Executive VP-Finance and Secretary/Treasurer	Year First Elected Director 1994
Scott V. Ogilvie	56	Director	2000

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

Item 11.  Executive Compensation

The following tables set forth the compensation paid by the Company to our executive officers during the fiscal years ended March 31, 2010 and 2009.

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Mary G Merritt
Chief Executive Officer,	2010	$116,225	-	-	-	-	-	-	$116,225
EVP –Finance(1)	2009	$106,125	-	-	-	-	-	-	$106,125

(1) Ms. Merritt has served as Chief Executive Officer since February, 2005.

Outstanding Equity Awards at Fiscal Year-End Table

We have not granted any stock awards other than as stock options.  The following table reflects all option awards outstanding at March 31, 2010 to our executive officers:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards:Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)

Mary Merritt	15,000	0	0	$0.60	6/12/11
	14,133	0	0	$0.60	4/2/11
	150,000	0	0	$0.60	1/24/12

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	814,133	$0.62	814,133

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	814,133	$0.62	814,133
Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended March 31, 2010, no director expenses were reimbursed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 11, 2010, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage

Mary G. Merritt(3)	569,999	8.81%
Scott Ogilvie(4)	58,000	*
Todd Parker(5)	950,000	13.71%
JMG Capital Partners, L.P.(6)	1,097,817	16.55%
JMG Triton Offshore Fund Ltd.(7)	1,097,217	16.54%
J. Steven Emerson(8)	1,891,316	26.55%
Bristol Investment Fund, Ltd.(9)	966,171	14.29%
G. Tyler Runnels(10)	1,932,767	26.46%
All Directors and executive officers as a group (two persons)(11)	627,999	9.75%
*	Less than one percent (1%).

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

2)
Based on 6,130,184 shares outstanding on June 11, 2010.  Shares of common stock subject to options that are exercisable within 60 days of June 11, 2010, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)
Includes 93,857 shares issuable upon exercise of warrants, 179,133 issuable upon exercise of employee stock options, 63,429 shares issuable upon conversion of notes, and 6,000 shares held by minor children.

4)	Includes 58,000 shares issuable upon exercise of warrants.
5)	Includes 800,000 shares issuable upon exercise of warrants held by Hidden River, LLC for which Mr. Parker has voting power over the shares.
6)
Includes 292,857 shares issuable upon exercise of warrants and 211,429 shares issuable upon conversion of notes.  JMG Capital Partners’ address is 11601 Wilshire Blvd, Suite 2180, Los Angeles, California  90025.  JMG Capital Partners has advised us that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and is the natural person with sole voting power over the shares held by JMG Capital Partners.

7)
Includes 292,857 shares issuable upon exercise of warrants and 211,429 shares issuable upon conversion of notes.  JMG Triton Offshore Fund Ltd.’s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands.  We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.

8)
Includes 100,000 shares issuable upon exercise of warrants, and 148,000 shares issuable upon conversion of notes, 727,057 shares held in Mr. Emerson’s retirement accounts and 250,000 shares issuable upon exercise of warrants held in Mr. Emerson’s retirement accounts, 2,000 shares held by Emerson Partners, 100,000 shares issuable upon exercise of warrants held by Emerson Partners, 148,000 shares issuable upon conversion of notes issued to Emerson Partners, for which Mr. Emerson has voting power over the shares held by Emerson Partners, 100,000 shares issuable upon exercise of warrants held by Emerson Family Foundation, and 148,000 shares issuable upon conversion of notes issued to Emerson Family Foundation, for which Mr. Emerson has voting power over the shares held by Emerson Family Foundation.

9)
Includes 314,286 shares issuable upon exercise of warrants and 317,143 shares issuable upon conversion of notes.  Bristol Investment Fund, Ltd’s address is Caledonian House, Jennett Street, Georgetown, Grand Cayman, Cayman Islands.  Bristol Capital Advisors, LLC ("BCA") is the investment advisor to Bristol Investment Fund, Ltd. ("Bristol").  As manager of BCA and a director of Bristol, Paul Kessler has voting and investment power over the shares held by Bristol.  Mr. Kessler disclaims beneficial ownership of such shares.

10)
Includes 185,292 shares issuable upon exercise of warrants, 130,000 shares held by The Runnels Family Trust, 285,714 shares issuable upon exercise of warrants held by The Runnels Family Trust and 274,857 shares issuable upon conversion of notes issued to The Runnels Family Trust, 327,259 shares held by High Tide, LLC, 200,000 shares issuable upon exercise of warrants held by High Tide, LLC and 148,000 shares issuable upon conversion of notes issued to High Tide, LLC for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC and 272,456 held by T.R. Winston & Company Incorporated  and 79,351 issuable upon exercise of warrants held by T.R. Winston & Company Incorporated for which Mr. Runnels has voting power over the shares held by T.R. Winston & Company Incorporated .

11)	Includes the shares described in footnotes 3 and 4.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

See Item 9 above for information concerning director independence.

Item 14.  Principal Accountant Fees and Services

        Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995.  The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended March 31, 2010 and 2009:

	2010	2009

Audit Fees (a)	$40,700	$42,100

Audit-Related Fees (b)	$0	$0

Tax Fees (c)	$0	$0

All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

        Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed.  For the year ended March 31, 2010, 100% of all audit-related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)
3.6^ 3.7(1)	Certificate of Amendment, filed on April 27, 2007with the Secretary of State of Delaware (Exhibit 3.1) Bylaws of the registrant (Exhibit 3.4)
10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)
10.2(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)
10.3(6)	Form of Warrant Certificate (Exhibit 10.2)
10.4(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)
10.5(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.6(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)
10.7(7) 10.8(8) 10.9(8) 10.10(9) 10.11(10) 10.12(11)
2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)
Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)

23^	Consent of Philip Vogel & Co. PC
31.1^ 32.1^	Section 302 Certification Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
^           Filed herewith.

(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.
(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2005.
(12)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2005.
(13)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2005.
(14)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2006.
(15)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2006.
(16)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2006.
(17)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

Date: June 21, 2010	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt Mary G. Merritt	Chairman and Chief Executive Officer (Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)	June 21, 2010

/s/ Scott Ogilvie Scott Ogilvie	Director	June 21, 2010

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
   and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2010, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended March 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

June 17, 2010

PREFERRED VOICE, INC.
BALANCE SHEETS
MARCH 31, 2010 AND 2009

	2010	2009

Assets

Current assets:
Cash and cash equivalents	$600,647	$466,187
Accounts receivable, net of allowance for doubtful
accounts of $0 and $10,269, respectively	601,272	654,111
Inventory	12,393	37,641
Prepaid expenses	-	7,500
Current portion of deferred loan cost	-	4,214

Total current assets	$1,214,312	$1,169,653

Property and equipment:
Computer equipment	$325,988	$484,898
Furniture and fixtures	22,317	22,317
Office equipment	17,506	19,271

	$365,811	$526,486

Less accumulated depreciation	250,998	371,254

Net property and equipment	$114,813	$155,232

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,255,996 and $1,249,024, respectively	$12,114	$8,904
Deposits	4,485	29,485
Trademarks and patents, net of accumulated
amortization of $47,937 and $39,915, respectively	65,427	67,566

Total other assets	$82,026	$105,955

Total assets	$1,411,151	$1,430,840

The accompanying notes are an integral part of these statements.

	2010	2009

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$329,753	$218,571
Accrued vacation	10,334	4,314
Accrued payroll and payroll taxes	14,860	5,044
Accrued interest	34,808	35,100
Accrued operating costs	6,000	-
Deferred revenue	56,917	56,917
Debentures payable - net of discounts	1,111,500	2,000,504

Total current liabilities	$1,564,172	$2,320,450

Commitments and contingencies (Note I, J and K)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(20,638,793)	(21,375,382)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$(153,021)	$(889,610)

Total liabilities and stockholders' equity (deficit)	$1,411,151	$1,430,840

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	2010	2009	2008

Net sales	$4,827,761	$4,007,014	$3,541,586

Cost of sales	2,621,598	2,038,081	2,043,454

Gross profit	$2,206,163	$1,968,933	$1,498,132

General and administrative expenses	$1,318,554	$1,699,903	$1,881,043

Income (loss) from operations	$887,609	$269,030	$(382,911)

Other income (expense):
Interest expense	$(140,314)	$(223,266)	$(366,644)
Gain on sale of assets	1,687	-	1,739
Impairment expense	(12,393)	-	-
Other income (expense)	-	(2,147)	-

Total other income (expense)	$(151,020)	$(225,413)	$(364,905)

Income (loss) from operations before income taxes	$736,589	$43,617	$(747,816)

Provision for income taxes	-	-	-

Net income (loss)	$736,589	$43,617	$(747,816)

Per share amounts:
Net income (loss) per share	$0.12	$0.01	$(0.12)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	Shares of common stock				Amounts
					Common		Additional		Total
					stock $0.001	Treasury	paid-in	Accummulated	stockholders'
	Authorized	Issued	Outstanding	In treasury	par value	stock	capital	deficit	equity
Balance - March 31, 2007	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,105,677	$(20,671,183)	$(560,882)

Compensation expense recognized on
vested employee stock options	-	-	-	-	-	-	297,601	-	297,601

Net loss for the year ended March 31, 2008	-	-	-	-	-	-	-	(747,816)	(747,816)

Balance - March 31, 2008	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,403,278	$(21,418,999)	$(1,011,097)

Warrants issued for consulting services	-	-	-	-	-	-	77,870	-	77,870

Net income for the year ended March 31, 2009	-	-	-	-	-	-	-	43,617	43,617

Balance - March 31, 2009	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(21,375,382)	$(889,610)

Net income for the year ended March 31, 2010	-	-	-	-	-	-	-	736,589	736,589

Balance - March 31, 2010	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(20,638,793)	$(153,021)

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	2010	2009	2008

Cash flows from operating activities:
Cash received from customers	$4,880,600	$3,991,113	$3,289,360
Cash paid to suppliers and employees	(3,692,747)	(3,551,597)	(3,289,958)
Interest paid	(93,610)	(129,274)	(130,179)

Net cash provided (used) by operating activities	$1,094,243	$310,242	$(130,777)

Cash flows from investing activities:
Capital expenditures	$(25,521)	$(29,775)	$(57,581)
Proceeds from sale of assets	1,738	-	25,523

Net cash used by investing activities	$(23,783)	$(29,775)	$(32,058)

Cash flows from financing activities:
Repayment of notes payable	$(936,000)	$(97,500)	$-

Net cash used by financing activities	$(936,000)	$(97,500)	$-

Net increase (decrease) in cash and cash equivalents	$134,460	$182,967	$(162,835)

Cash and cash equivalents:
Beginning of year	466,187	283,220	446,055

End of year	$600,647	$466,187	$283,220

The accompanying notes are an integral part of these statements.

	2010	2009	2008

Reconciliation of net income (loss) to net
cash (used) provided by operating activities:
Net income (loss)	$736,589	$43,617	$(747,816)

Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Depreciation and amortization	$69,032	$97,956	$172,163
Gain on sale of assets	(1,687)	-	(1,739)
Compensation recognized from issuance of stock options	-	-	297,601
Fair value of stock warrants issued for consulting services	-	77,870	-

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	52,839	(15,901)	(252,226)
Decrease in inventory	25,248	46,926	37,199
Decrease (increase) in prepaid expenses	7,500	(7,500)	-
Decrease (increase) in deposits	25,000	5,000	(30,000)
(Decrease) increase in accounts payable	111,182	(26,982)	129,741
Increase in deferred revenue	-	13,500	43,417
(Decrease) increase in accrued expenses	68,540	75,756	220,883

Total adjustments	$357,654	$266,625	$617,039

Net cash (used) provided by operating activities	$1,094,243	$310,242	$(130,777)

Supplemental schedule of non-cash investing and
financing activities
Fair value of stock warrants issued in exchange for services	$-	$77,870	$-

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

Inventory

Inventory, consisting of ringback platforms and their related components was $-0- and $12,854 and digital signage and their related components was $12,393 and $24,787 for the years ended March 31, 2010 and 2009 respectively.  Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

Depreciation expense for the years ended March 31, 2010, 2009 and 2008 was $49,824, $60,541, and $85,574, respectively.

Capitalized software development

The Company has adopted the provisions of the Software Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to account for its internally developed software costs since the Company is dependent on the software to provide the enhanced services.  Under the provisions of the Software Topic, costs incurred prior to the product’s technological feasibility are expensed as incurred.  The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use and released to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years.

During the years ended March 31, 2010, 2009 and 2008, software development costs capitalized were $10,182, $-0-, and $8,224, respectively.  The amortization of capitalized software development costs for the years ended March 31, 2010, 2009 and 2008 was $6,973, $20,997, and $70,509, respectively.

The estimated aggregate amortization expense for capitalized software development costs for each of the five succeeding fiscal years is as follows:

Year ending
March 31,	Amount
2011	$5,609
2012	3,394
2013	3,111
2014	-
2015	-
Total	$12,114

   Trademarks and patents

Trademarks and patents are recorded at cost.  Amortization is computed on the straight-line method over the identifiable lives of the trademarks and patents.  The Company has adopted the provisions of the Intangibles – Goodwill and Other Topic of the FASB ASC, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.  The Company tested its intangible assets for impairment as of March 31, 2010 and found no event or changes in circumstance that have impaired its intangible assets.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

The amortization of trademarks and patents for the years ended March 31, 2010, 2009 and 2008 was $8,022, $7,989, and $7,652, respectively.

    The estimated aggregate amortization expense for trademarks and patents for each of the five succeeding fiscal years is as follows:

Year ending
March 31,	Amount
2011	$8,022
2012	8,022
2013	6,200
2014	4,263
2015	3,892
Total	$30,399

        Advertising expense

The Company expenses advertising costs when the advertisement occurs.  Total advertising expense amounted to $-0- for the years ended March 31, 2010, 2009 and 2008.

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

During the years ended March 31, 2010, 2009 and 2008, approximately $3,132,746 (65%), $2,458,790 (61%), and $1,843,144 (52%), respectively, of the Company’s total sales were derived from one customer.  At March 31, 2010 one customers balance of approximately $306,200 (51%), for March 31, 2009 one customer’s balance of approximately $501,800 (75%), for March 31, 2008 two customer’s balances of approximately $552,412 (86%) accounted for a material portion of accounts receivable.

In May 2010, the Company was advised its largest customer would be cancelling its service possibly as soon as August of 2010.

Revenue recognition

    For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of the FASB ASC.  In most cases, the services being performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues are recognized when evidence of a completed transaction exists, generally when services have been rendered.  In situations where the Company receives an initial payment for future services, the Company defers recognition of revenue, and recognizes the revenue over the life of the respective contract.

Note B - Summary of significant accounting policies (continued):

During the years ended March 31, 2010 and 2009, the majority of the Company’s revenue consisted of platform sales, ringback service sales, and entertainment content sales.  The Ringback product is a service that allows for the playing of a song, message, or other audible during the usual “ring ring” heard until a phone is answered.

The amount of sales by product segment for the years ended March 31, 2010, 2009 and 2008 was as follows:

Product and Service	2010	2009	2008

Voice Activated Dialing	$929	$9,972	$33,806
Telephone Receptionist	-	-	449
Smart Business Line	-	-	494
Digital Signage	59,680	205,704	482,515
Content Sales	2,764,625	1,732,743	1,370,671
Ringback Service	1,656,560	1,391,518	943,952
Platform Sales	251,717	563,514	664,949
Maintenance and Support Agreements	79,000	70,000	19,750
Customer Applications	15,250	33,563	25,000
Total revenue	$4,827,761	$4,007,014	$3,541,586

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

The current and deferred tax provision in the financial statements includes consideration of uncertain tax positions in accordance with the Income Taxes Topic of the FASB ASC.  Management believes there are no significant uncertain tax positions, so no adjustments have been reported from the adoption of the Income Taxes Topic of the FASB ASC.  The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2007.

   Stock based compensation

 The Company recognizes compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements in accordance with the Stock Compensation Topic of the FASB ASC.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  Stock-based compensation expense recognized for the year ended March 31, 2010, 2009 and 2008 was $-0-, $-0-, and $297,601 respectively.  As of March 31, 2010, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements.  Disclosures required by this statement are in Notes F and G.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Income or loss per share

Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock.  For 2010, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Loss per share is based on the weighted average number of shares outstanding of 6,130,184, for each of the years ended March 31, 2010, 2009 and 2008.

   Recent accounting pronouncements

In May 2009, the FASB issued new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Subsequent Events Topic, sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.

Note C - Convertible debt and warrants:

        On March 31, 2005, the Company closed a Securities Purchase Agreement and issued $975,000 in principal amount of 6% Convertible Debentures due March 31, 2008 and subsequently extended to December 31, 2009, (the "Debentures"), to a group of institutional and high net worth investors.  As of January 31, 2010, the Debentures were paid in full.  The Debentures paid an interest rate of 6% on an annual basis. The Company recorded the intrinsic value of the beneficial conversion of $257,500 as interest expense as the shareholders approved an increase in its authorized shares to 100,000,000 shares on April 27, 2006.  The investors also received warrants to purchase an additional 975,000 shares of common stock with an exercise price of $0.60 per share.  The original expiration date was March 31, 2009 but was extended to March 31, 2011 as part of the note extension agreement.

        The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $427,416 has been recorded as an increase in additional paid in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount was amortized over the original three-year term of the Debentures as additional interest expense.  Amortization for the years ended March 31, 2010, 2009 and 2008, was $-0-, $-0-, and $142,472, respectfully.  The loan costs incurred on the issuance of the Debentures amounted to $2,430.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note C - Convertible debt and warrants (continued):

    On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 and subsequently extended to September 29, 2010 (the "Debentures"), to a group of institutional and high net worth investors.  As of March 31, 2010, there was an outstanding balance due of $1,111,500. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 3,175,714 shares of the Company’s common stock at a price of $0.35 per share.   The investors also received warrants to purchase an additional 1,671,429 shares of common stock with an exercise price of $0.50 per share exercisable through September 29, 2011.

    The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount was amortized over the original three-year term of the Debentures as additional interest expense.    Amortization for the year ended March 31, 2010, 2009 and 2008 was $46,996, $93,992 and $93,992, respectively.

     167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and was amortized over the original three-year term of the debentures as financing cost.  Amortization for the year ended March 31, 2010, 2009 and 2008 was $4,214, $8,428 and $8,428, respectively.

    On March 2, 2009, 800,000 warrants were issued in exchange for consulting services provided to the Company.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $77,870 has been recorded as consulting fees.

Note D - Common stock:

Stock purchase warrants

    At March 31, 2010 the Company had outstanding warrants to purchase 5,135,072 shares of the Company's common stock at prices that ranged from $0.50 per share to $0.75 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At March 31, 2010, 5,135,072 shares of common stock were reserved for that purpose.

Common stock reserved

At March 31, 2010, shares of common stock were reserved for the following purposes:

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	814,133
Exercise of stock warrants and debt conversion	8,310,786
9,124,919

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note E – Employee stock option plans:

2000 Plan

        On September 29, 2000, the Company adopted an incentive stock option and other equity participation plan (“2000 Plan”) which permits the issuance of stock purchase agreements, stock awards, incentive stock options, non-qualified stock options and stock appreciation rights to selected employees and independent contractors of the Company.  The 2000 Plan reserved 400,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the Plan.  In February 2006, the Committee revised the plan to reserve 1,000,000 shares of common stock for grant.  These stock options vest over a period of one to two years and expire five years from the grant date.  Any options that are unexercised at expiration and priced above market value are extended for an additional year if the employee is employed at the date of expiration.

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant.  Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option.  At March 31, 2010, options to purchase 814,133 shares at an exercise price of $0.60 to $1.25 per share were outstanding.  No stock appreciation rights had been granted at March 31, 2010.

As of March 31, 2010, 41,667 options have been exercised, 426,995 have been forfeited, 109,550 expired, 814,133 remain outstanding, and 814,133 were vested and exercisable.  At March 31, 2010, the remaining weighted average contractual life was 1.5 years.

Employee warrants

As of March 31, 2010, none of the employee warrants have been exercised or forfeited, 947,000 expired, 196,000 remain outstanding, and 196,000 were vested and exercisable.  At March 31, 2010, the remaining weighted average contractual life was approximately 0.2 years.  Employee warrants may be extended for an additional year after expiration if the employee is still employed with the Company at the expiration date.

Note F - Information related to employee stock options and warrants:

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. The following weighted-average assumptions were used in the pricing model:

	2010	2009	2008

Expected dividend yield	N/A	N/A	0.00%
Risk-free interest rate	N/A	N/A	4.54%
Expected life	N/A	N/A	5 years
Expected volatility	N/A	N/A	140%

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS
Note F - Information related to employee stock options and warrants (continued):

Following is a summary of the stock award and incentive plans:

	2000 stock award and incentive plan (2000 Plan)
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	844,133	$0.62	899,133	$0.60	910,933	$0.60
Granted	-	-	-	-	50,000	1.25
Exercised	-	-	-	-	-	-
Forfeited	(30,000)	0.60	(55,000)	0.91	(30,000)	0.60
Cancelled	-	-	-	-	-	-
Expired	-	-	-	-	(31,800)	0.60

Outstanding at end of year	814,133	$0.62	844,133	$0.60	899,133	$0.60

Options exercisable at end of year	814,133	$0.62	844,133	$0.62	874,133	$0.62
Weighted average fair value
of options granted during the year		$-		$-		$0.49

Following is a summary of warrants issued to employees:

Employee warrants
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	412,000	$0.67	412,000	$0.67	432,000	$0.67
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(216,000)	0.72	-	-	(20,000)	0.60

Outstanding at end of year	196,000	$0.63	412,000	$0.67	412,000	$0.67

Warrants exercisable at end of year	196,000	$0.63	412,000	$0.67	412,000	$0.67
Weighted average fair value
of warrants granted during the year		$-		$-		$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note G - Stock warrants:

During the years ended March 31, 2010, 2009 and 2008, the Company issued -0-, 800,000, and -0-warrants to a service provider at an exercise price of $0.50.  The warrants can be exercised at any time and expire on June 30, 2011.The Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date.  For the years ended March 31, 2010, 2009 and 2008, the Company recognized $-0-, $77,870, and $-0-, respectively, as compensation expense and $-0- as stock issuance cost during the years ended March 31, 2010, 2009 and 2008 related to warrants issued to non-employees.

As of March 31, 2010, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; 363,607 have expired; and 967,143 remain outstanding, of which 967,143 were vested and exercisable.  At March 31, 2010, the remaining weighted average contractual life was approximately 1.3 years.

For the years ended March 31, 2010, 2009 and 2008, the Company issued -0- warrants,  in connection with stock offerings and therefore, no expense was recognized by the Company during the years ended March 31, 2010, 2009 and 2008.

As of March 31, 2010, 204,499 of the total warrants issued for stock offerings have been exercised; none have been forfeited; 431,493 have expired; and 3,971,928 remain outstanding, of which 3,971,928 were vested and exercisable.  At March 31, 2010, the remaining weighted average contractual life was approximately 0.9 years.

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model.  The following weighted-average assumptions were used in the pricing model:

	2010	2009	2008

Expected dividend yield	N/A	0.00%	N/A
Risk-free interest rate	N/A	0.89	N/A
Expected life	N/A	2.5 years	N/A
Expected volatility	N/A	159%	N/A

Following is a summary of warrants issued to non-employees in exchange for goods and services:

Non-employees
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	1,007,143	$0.50	207,143	$0.50	207,143	$0.50
Granted	-	-	800,000	0.50	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(40,000)	0.50	-	-	-	-

Outstanding at end of year	967,143	$0.50	1,007,143	$0.50	207,143	$0.50

Warrants exercisable at end of year	967,143	$0.50	1,007,143	$0.50	207,143	$0.50
Weighted average fair value
of warrants granted during the year		-		$0.50		-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note G - Stock warrants (continued):

The following is a summary of warrants issued in connection with stock and debenture offerings:

Stock and debenture offerings
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	3,971,928	$0.56	3,971,928	$0.56	3,971,928	$0.56
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	-	-	-	-

Outstanding at end of year	3,971,928	$0.56	3,971,928	$0.56	3,971,928	$0.56

Warrants exercisable at end of year	3,971,928	$0.56	3,971,928	$0.56	3,971,928	$0.56
Weighted average fair value
of warrants granted during the year		-		-		-

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note F):

Summary
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price
Outstanding at beginning of year	5,391,071	$0.56	4,591,071	$0.57	4,611,071	$0.57
Granted	-	-	800,000	0.50	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(256,000)	0.68	-	-	(20,000)	0.60

Outstanding at end of year	5,135,071	$0.55	5,391,071	$0.56	4,591,071	$0.57

Warrants exercisable at end of year	5,135,071	$0.55	5,391,071	$0.56	4,591,071	$0.57
Weighted average fair value
of warrants granted during the year		-		$0.50		-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note H - Income taxes:

The Company uses the liability method of accounting for income taxes. Under the liability method, a provision for income taxes is recorded based on taxes currently payable on income as reported for federal income tax purposes, plus an amount which represents the change in deferred income taxes for the year.

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

The provision for income taxes as of March 31 consists of:

	2010	2009	2008

Current income taxes	$-	$-	$-
Change in deferred income taxes due to
temporary differences	-	-	-

	$-	$-	$-

The provision for income taxes for the years ended March 31, 2010, 2009 and 2008, differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2010	2009	2008

Computed “expected” tax benefit	$251,000	$15,000	$(254,000)
Nondeductible items	1,000	2,000	2,000
Temporary differences	4,000	13,000	28,000
Net operating loss carry-forward	(256,000)	(30,000)	224,000

Provision for income taxes	$-	$-	$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note H - Income taxes (continued):

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2010	2009	2008

Accounts receivable	$-	$(3,000)	$-
Accumulated depreciation	(149,000)	(145,000)	(135,000)

Gross deferred tax liabilities	$(149,000)	$(148,000)	$(135,000)

Net operating loss carry-forward	$6,613,000	$6,888,000	$7,045,000

Gross deferred tax assets	$6,613,000	$6,888,000	$7,045,000
Valuation allowance	(6,464,000)	(6,740,000)	(6,910,000)

	$149,000	$148,000	$135,000

Net deferred tax assets		$-	$-

The change in the deferred tax valuation
allowance is as follows:	$(276,000)	$(170,000)	$196,000

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable.  However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2010, a net operating loss carry-forward of approximately $19,450,000, which can be used to offset future taxable income through the year 2030.  Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note I - Commitments:

The Company leases its office facilities and some office equipment under operating leases expiring through December 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2010:

Year ending
March 31,	Amount

2011	$43,446
2012	45,652
2013	35,595
2014	-
2015	-
$124,693

Total rent expense charged to operations was $45,890, $55,327, and $55,654, for the years ended March 31, 2010, 2009 and 2008, respectively.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note J – Legal Proceedings:

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

Note K – Going concern:

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant operating losses in past years.  As shown in the accompanying financial statements, the Company has only shown a profit of $736,589 and $43,617 for the years ended March 31, 2010 and 2009, respectively while it incurred net loss of $747,816 for the year ended March 31, 2008.  The Company had positive cash flow from operations of $1,094,243 and $310,242 for the years ended March 31, 2010 and 2009, respectively but experienced negative cash flows from operations of $130,777 for the year ended March 31, 2008.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management’s plans in regard to this matter are described below.

        Management projects working capital needs to be approximately $1,140,000 over the next twelve months for corporate overhead to continue to deploy services to carrier customers.  Additionally, the Company has $1,111,500 of debentures due on or before September 29, 2010.   Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet both the anticipated capital requirements and the debenture repayment on their maturity date.  Management believes that it can negotiate extensions on the debentures which will allow them to meet working capital needs from anticipated operating cash flows as well as extinguish some portion of the debentures due.   Due to uncertainties regarding loss of its major customer and how well new customer contracts that the Company just launched will produce new revenue, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements for more than a few months. If the Company cannot renegotiate extensions on the debenture maturity dates or operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.