Form 10-Q
period 2010-06-30
PREFERRED VOICE INC
filed 2010-08-04
CIK 946822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2010
or
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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of July 29, 2010.

Preferred Voice, Inc.

Item 1. Financial Statements
PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2010 AND MARCH 31, 2010

	June 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$333,916	$600,647
Accounts receivable, net of allowance for doubtful
accounts of $0 at June 30, 2010 and March 31, 2010	900,049	601,272
Inventory	12,393	12,393
Prepaid expenses	11,196	-

Total current assets	$1,257,554	$1,214,312

Property and equipment:
Computer equipment	$322,611	$325,988
Furniture and fixtures	22,317	22,317
Office equipment	15,805	17,506

	$360,733	$365,811
Less accumulated depreciation	259,885	250,998

Net property and equipment	$100,848	$114,813

Other assets:
Capitalized software development costs, net of accumulated
amortization of $1,257,610 and $1,255,996, respectively	$13,550	$12,114
Deposits	4,485	4,485
Trademarks and patents, net of accumulated
amortization of $49,942 and $47,937, respectively	63,421	65,427

Total other assets	$81,456	$82,026

Total assets	$1,439,858	$1,411,151

The accompanying notes are an integral part of these financial statements.

	June 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$298,047	$329,753
Accrued vacation	8,763	10,334
Accrued payroll and payroll taxes	12,553	14,860
Accrued interest	49,024	34,808
Accrued operating costs	-	6,000
Deferred revenue	49,237	56,917
Current portion debentures payable - net of discounts	772,200	1,111,500

Total current liabilities	$1,189,824	$1,564,172

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(20,235,738)	(20,638,793)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$250,034	$(153,021)

Total liabilities and stockholders' equity (deficit)	$1,439,858	$1,411,151

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2010	2009
	(unaudited)	(unaudited)

Net sales	$1,467,854	$1,098,125

Cost of sales	727,975	542,859

Gross profit	$739,879	$555,266

General and administrative expenses	$322,758	$329,872

Income from operations	$417,121	$225,394

Other income (expense):
Interest expense	$(14,216)	$(52,774)
Gain on sale of assets	150	-

Total other income (expense)	$(14,066)	$(52,774)

Income from operations before income taxes	$403,055	$172,620

Provision for income taxes	-	-

Net income	$403,055	$172,620

Per share amounts:
Income from operations	$0.07	$0.03

Net income	$0.07	$0.03

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Cash received from customers	$1,169,077	$1,116,137
Cash paid to suppliers and employees	(1,096,254)	(863,015)
Interest paid	-	(11,726)

Net cash provided by operating activities	$72,823	$241,396

Cash flows from investing activities:
Capital expenditures	$(3,049)	$(9,862)
Proceeds from sale of assets	2,795	-

Net cash used by investing activities	$(254)	$(9,862)

Cash flows from financing activities:
Repayment of notes payable	$(339,300)	$(292,500)

Net cash used by financing activities	$(339,300)	$(292,500)

Net decrease in cash and cash equivalents	$(266,731)	$(60,966)

Cash and cash equivalents:
Beginning of period	600,647	466,187

End of period	$333,916	$405,221

The accompanying notes are an integral part of these financial statements.

	2010	2009
	(unaudited)	(unaudited)

Reconciliation of net income to net cash provided
by operating activities:

Net income	$403,055	$172,620

Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	$14,939	$19,545
Gain on sale of assets	(150)	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(298,777)	18,012
Decrease in inventory	-	11,661
(Increase) decrease in prepaid expenses	(11,196)	7,500
Decrease in accounts payable	(31,706)	(21,135)
Decrease in deferred revenue	(7,680)	(18,875)
Increase in accrued expenses	4,338	52,068

Total adjustments	$(330,232)	$68,776

Net cash provided by operating activities	$72,823	$241,396

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2010, Form 10K and should be read in conjunction with the financial statements for the three months ended June 30, 2010, contained herein.

The financial information included herein as of June 30, 2010, and for the three month periods ended June 30, 2010 and 2009, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

Inventory, consisting of digital signage components of $12,393, is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

During the prior year, approximately sixty-five percent of the Company’s revenue consisted of sales and installation of ringback service equipment to one carrier customer.  The Company was advised that this customer will be canceling its service in August of 2010.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $970 and $643 as of June 30, 2010 and March 31, 2010, respectively.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Income or loss per share

The Company adopted the provisions of the Earnings Per Share Topic of the FASB Accounting Standards Codification.  This standard replaces primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income per share for the three months ended June 30, 2010 and 2009, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three months ended June 30, 2010 and 2009 was $-0- for both periods.

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

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.  There were no subsequent events that would require adjustment to or disclosure in the financial statements.

Note C - Convertible debt and warrants:

On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 and subsequently extended to September 29, 2010 (the "Debentures"), to a group of institutional and high net worth investors.  As of June 30, 2010, there was an outstanding balance due of $772,200. The Debentures pay an interest rate of 6% on an annual basis and are convertible into 2,206,286 shares of the Company’s common stock at a price of $0.35 per share.   The investors also received warrants to purchase an additional 1,671,429 shares of common stock with an exercise price of $0.50 per share.

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for the same amount.  The discount was amortized over the original three-year term of the Debentures as additional interest expense.    Amortization was $0 and $23,498 for the three months ended June 30, 2010 and 2009, respectively.

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and is being amortized over the original three-year term of the debentures as financing cost.  Amortization was $0 and $2,107 for the three months ended June 30, 2010 and 2009, respectively.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D - Common stock:

Stock purchase warrants

At June 30, 2010, the Company had outstanding warrants to purchase 3,900,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.75 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At June 30, 2010, 3,900,072 shares of common stock were reserved for that purpose.

Common stock reserved

At June 30, 2010, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	6,106,358
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	814,133
6,920,491

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of June 30, 2010:

Year ending
March 31,	Amount

2011	$43,446
2012	45,652
2013	35,595
2014	-
2015	-
$124,693

Total rent expense charged to operations for the three months ended June 30, 2010 and 2009 was $10,636 and $13,576, respectfully.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-K for the fiscal year ended March 31, 2010.  Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act.  A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

Our initial introduction to mobile entertainment led us to research the viability of personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provides a network-based personalized service that enables users to choose an audio file that callers will listen to while the phone is ringing.  We believe that since we already have a relationship with the carrier and are integrated with these carriers customer service departments and billing departments that we have an opportunity to introduce new products with minimal integration effort.  We will continue to research and either develop or acquire additional services that can be deployed through our platform.  As of July 29, 2010 we had nine carrier customers providing My Phone Services Suite service in their marketplace.  Our systems structure is a robust data base system which will allow for scalability and addition of new services to our platform in shorter development cycles than were possible under our previous structure.  Revenue from this product is expected to be slow with no guarantees of market and/or customer acceptance. We also believe that we will continue to see increased competition that along with many other factors may have an impact on the company and its products.

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

Results of Operations

We recorded a net gain of $403,055 or $.07 per share for the period ended June 30, 2010, compared to a net gain of $172,620 or $0.03 per share, for the period ended June 30, 2009.

We anticipate that revenues from the My Phone Services Suite will decline for the year ended March 31, 2011 with the loss of our major customer.

Total Sales

Total revenue for the period ended June 30, 2010, was $1,467,854 compared to $1,098,125 for the period ended June 30, 2009.  Revenues in both periods consisted of revenue sharing receipts from our customer phone companies, and installation of field systems.

Cost of Sales

Cost of sales for the period ended June 30, 2010 was $727,975 compared to $542,859 for the period ended June 30, 2009.  Cost of sales consisted of costs for systems, network infrastructure such as collocations, connectivity, system access and long distance to end-users and third party content costs during both periods.

Selling, General and Administrative

Selling, general and administrative expenses for the period ended June 30, 2010 were $322,758 compared to $329,872 for the period ended June 30, 2009.  We expect that selling, general and administrative expenses will decline through fiscal year 2011 as we make adjustments for the loss of our major customer.

Core Technology Enhancements Software Applications and Hardware

The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for general release to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  Software development costs capitalized for the periods ended June 30, 2010 and 2009 were $3,049 and $-0- respectively.  The amortization of capitalized software development costs for the periods ended June 30, 2010 and 2009 was $1,614 and $2,194 respectively.

Other Income and Expense

We have recognized income from the sale of excess equipment of $150, for the period ended June 30, 2010 compared to$-0- for the period ended June 30, 2009.

Interest expenses for the period ended June 30, 2010 were $14,216 compared to $52,774 for the period ended June 30, 2009.

Income Taxes

As of June 30, 2010, we had cumulative federal net operating losses of approximately $19.4 million, which can be used to offset future income subject to federal income tax through the fiscal year 2030.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2010 were approximately $333,916, a decrease of $266,731 from $600,647 at March 31, 2010.  We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

 On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 10,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.60 for an aggregate of $975,000.  The balance of these debentures at June 30, 2010 was $-0-.

 On September 29, 2006, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 117 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 14,286 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.50 for an aggregate of $1,170,000.  The balance of these debentures at June 30, 2010 was $772,200.

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

Future Obligations

Management projects working capital needs to be approximately $1,140,000 over the next twelve months for corporate overhead to continue to deploy services to carrier customers.  Additionally, as of June 30, 2010, the Company has $772,200 of debentures due on or before September 29, 2010.   Management believes that current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet both the anticipated capital requirements and the debenture repayment on their maturity date.  Management believes that it can negotiate extensions on the debentures which will allow them to meet working capital needs from anticipated operating cash flows as well as extinguish some portion of the debentures due.   Such projections have been based on revenue trends from current customers and customers which are already under contract utilizing the revenue rates that have been experienced over the past six months with currently installed customers and projected cash requirements to support installation, sales and marketing, and general overhead.   If the Company cannot renegotiate extensions on the debenture maturity dates or operating projections are not realized it may be forced to raise additional capital through the issuance of new shares, the exercise of outstanding warrants, or reduction of current overhead.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2010 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

None

Item 5.  Other Information

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

PREFERRED VOICE, INC.

Date: August 4, 2010	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)