Form 10-Q
period 2010-09-30
PREFERRED VOICE INC
filed 2010-11-12
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended September 30, 2010.

or

☐  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Transition Period From _____________to _____________

Commission File Number  33-92894

PREFERRED VOICE, INC.
(Exact name of Issuer as specified in its charter)

Delaware		75-2440201
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6500 Greenville AvenueSuite 570Dallas, TX		75206
(Address of Principal Executive Offices)		(Zip Code)

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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of November 3, 2010.

Preferred Voice, Inc.

Item 1. Financial Statements

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2010 AND MARCH 31, 2010

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$664,028	$600,647
Accounts receivable, net of allowance for doubtful
accounts	17,071	4,986
Inventory	2,616	12,393
Net current assets of discontinued operations	9,235	596,286

Total current assets	$692,950	$1,214,312

Property and equipment:
Computer equipment	$72,715	$74,664
Furniture and fixtures	22,317	22,317
Office equipment	8,567	17,506

	$103,599	$114,487
Less accumulated depreciation	81,636	87,008

Net property and equipment	$21,963	$27,479

Other assets:
Capitalized software development costs, net of accumulated
amortization	$313	$688
Deposits	4,485	4,485
Trademarks and patents, net of accumulated
amortization	22,698	25,574
Net noncurrent assets of discontinued operations	-	138,613

Total other assets	$27,496	$169,360

Total assets	$742,409	$1,411,151
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS (continued)
SEPTEMBER 30, 2010 AND MARCH 31, 2010

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$17,730	$-
Net current portion of discontinued operations	-	1,564,172

Total current liabilities	$17,730	$1,564,172

Commitments and contingencies (Note F)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(19,761,093)	(20,638,793)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$724,679	$(153,021)

Total liabilities and stockholders' equity (deficit)	$742,409	$1,411,151

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$7,679	$16,336	$14,408	$30,949

Cost of sales	2,701	3,411	2,752	5,267

Gross profit	$4,978	$12,925	$11,656	$25,682

General and administrative expenses	$70,397	$138,126	$97,182	$172,086

Loss from operations	$(65,419)	$(125,201)	$(85,526)	$(146,404)

Other income (expense):
Gain on sale of assets	$10	$160	$-	$-
Impairment expense	(7,848)	(7,848)	-	-

Total other expense	$(7,838)	$(7,688)	$-	$-

Loss from continuing operations
before income taxes	$(73,257)	$(132,889)	$(85,526)	$(146,404)

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(73,257)	$(132,889)	$(85,526)	$(146,404)

Income from discontinued operations	$450,573	$913,260	$187,289	$420,787
Gain on sale of discontinued operations	97,329	97,329	-	-

Net income	$474,645	$877,700	$101,763	$274,383

Per share amounts:
Net loss from continuing operations
per common share	$(0.012)	$(0.022)	$(0.014)	$(0.024)

Net income from discontinued operations
per common share	$0.089	$0.165	$0.031	$0.069

Net income per common share	$0.077	$0.143	$0.017	$0.045

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$877,700	$274,383
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Income from discontinued operations, net of income taxes	(1,010,589)	(420,787)
Depreciation and amortization	8,767	12,150
Gain on sale of assets	(160)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,085)	13,654
(Increase) decrease in inventory	9,777	-
(Increase) decrease in deposits	-	25,000
Increase (decrease) in accounts payable	17,730	-
Total adjustments	$(986,560)	$(369,983)

Net cash used by continuing operating activities	$(108,860)	$(95,600)
Net cash provided by discontinued operating activities	1,058,581	461,396
Net cash provided by operating activities	$949,721	$365,796

Cash flows from investing activities:
Net cash provided by continuing investing activities
Proceeds from sale of assets	$160	$-
Net cash provided by discontinued investing activities
Proceeds from sale of assets	225,000	-
Net cash provided by investing activities	$225,160	$-

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-
Net cash used by discontinued financing activities
Repayment of note payable	(1,111,500)	(536,250)

Net cash used by financing activities	$(1,111,500)	$(536,250)

Net increase (decrease) in cash and cash equivalents	$63,381	$(170,454)

Cash and cash equivalents:
Beginning of period	600,647	466,187

End of period	$664,028	$295,733

Supplemental cash flow information:
Cash paid for interest	$58,500	$81,925

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A - General organization and management’s plans:

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

On September 9, 2010, the Company entered into an Asset Purchase Agreement between the Company, as seller, and ClearSky Mobile Media, Inc., a Delaware corporation (“CMM”) and ClearSky RBT, LLC, a Florida limited liability company (“CRBT”) a wholly owned subsidiary of CMM, as purchasers. Pursuant to the Purchase Agreement, the Company sold all of the rights and assets utilized by the Company in its ringback tone and content delivery products business (including the product line/application known as “Rockin’ Ringback to CMM and CRBT for $225,000 in cash.

The operations of the Company’s ringback tone and content delivery products are reflected in the financial statements as discontinued operations.  The 2009 financial statements have been retrospectively adjusted to reflect the operations of the ringback tone and content delivery products as discontinued operations.

After the sale, the Company has only its digital signage operations remaining which have been in decline since January of 2009.  However, the Company has repaid all of its outstanding debt.  The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated. The Company believes that it will be able to meet its cash requirements throughout fiscal 2011 and continue its business development efforts.

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2010, Form 10K and should be read in conjunction with the financial statements for the three and six months ended September 30, 2010, contained herein.

The financial information included herein as of September 30, 2010, and for the three and six-month periods ended September 30, 2010 and 2009, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

Inventory, consisting of digital signage components, was $2,616 and $12,393 as of September 30, 2010 and March 31, 2010, respectively.  Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $0 and $643 as of September 30, 2010 and March 31, 2010, respectively.

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

Income per share for the three and six months ended September 30, 2010 and 2009, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

As of September 30, 2010, we had cumulative federal net operating losses of approximately $19 million, which can be used to offset future income subject to federal income tax through the fiscal year 2030.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

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

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three months and six months ended September 30, 2010 and 2009 was $-0- for both periods.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C – Discontinued operations:

On August 5, 2010, the Board of Directors of the Company approved the sale of substantially all of the assets of the Company’s ringback tone and content delivery products business other than specified assets including cash and accounts receivables to ClearSky Mobile Media, Inc. and ClearSky RBT, LLC, (collectively “Clearsky”).

On September 9, 2010, subsequent to the receipt of shareholder approval of the Asset Purchase Agreement, the Company completed the sale of the Company’s ringback tone and content delivery products business to Clearsky for $225,000 in cash.

In accordance with FASB Accounting Standards Codification, Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters Topic, the Company has presented the results of the Company’s ringback tone and content delivery product business as discontinued operations in the accompanying balance sheets, statement of operations and statement of cash flows.

The carrying amounts of the assets and liabilities aggregated in discontinued operations in the consolidated balance sheet at September 30, 2010 and March 31, 2010, were as follows:

	September 30,	March 31,
	2010	2010

Current assets of discontinued operations:
Accounts receivable, net	$9,235	$596,286
Total	$9,235	$596,286

Other assets of discontinued operations:
Property, plant and equipment, net	$-	$87,333
Other assets	-	51,280
Total	$-	$138,613

Current liabilities of discontinued operations:
Accounts payable	$-	$344,613
Deferred revenue	-	56,917
Accrued expenses	-	51,142
Notes payable	-	1,111,500
Total	$-	$1,564,172

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C – Discontinued operations (continued):

Income from discontinued operations in the periods presented were as follows:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$969,058	$2,428,255	$1,044,264	$2,125,849
Cost of sales	384,275	1,111,539	558,809	1,099,154

Gross profit	$584,783	$1,316,716	$485,455	$1,026,695

General and administrative expenses	$124,733	$379,764	$250,000	$504,969
Interest expense	9,477	23,692	48,166	100,939
Income from discontinued operations	$450,573	$913,260	$187,289	$420,787

Note D - Convertible debt and warrants:

On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 and subsequently extended to September 29, 2010 (the "Debentures"), to a group of institutional and high net worth investors.  As of September 30, 2010, the Debentures were paid in full. The Debentures paid an interest rate of 6% on an annual basis.   The investors also received warrants to purchase an additional 1,671,429 shares of common stock with an exercise price of $0.50 per share through September 29, 2011.

The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount.  The discount was amortized over the original three-year term of the Debentures as additional interest expense.    Amortization was $0 for the three months and six months ended September 30, 2010 and was $23,498 for the three months and $46,996 for the six months ended September 30, 2009, respectively.

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 was recorded as deferred loan cost and was amortized over the original three-year term of the debentures as financing cost.  Amortization was $0 for the three months and six months ended September 30, 2010 and was $2,107 for the three months and $4,214, for the six months ended September 30, 2009, respectively.

Note E - Common stock:

Stock purchase warrants

At September 30, 2010, the Company had outstanding warrants to purchase 3,880,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.75 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At September 30, 2010, 3,880,072 shares of common stock were reserved for that purpose.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E – Common stock (continued):

Common stock reserved

At September 30, 2010, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	3,880,072
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	179,133
4,059,205

Note F - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of September 30, 2010:
Year ending
March 31,	Amount

2011	$32,422
2012	25,856
2013	20,160
$78,438

Total rent expense charged to operations was $17,896 and $31,282 for the six months ended September 30, 2010 and 2009, respectively, and $7,261 and $15,641 for the three months ended September 30, 2010 and 2009.

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

Our initial introduction to mobile entertainment led us to research the viability of personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provided a network-based personalized service that enabled users to choose an audio file that callers will listen to while the phone is ringing.  We believed that since we already had a relationship with the carrier and were integrated with these carriers customer service departments and billing departments that we had an opportunity to introduce new products with minimal integration effort.  As of August 30, 2010 we had eight carrier customers providing My Phone Services Suite service in their marketplace.

For the past three years a major portion of the Company’s revenue, approximately 65% has been from one customer.  In early May this customer gave notice that it would be canceling its contract and did effective August 31, 2010.   The Company’s revenues from its remaining customers were insufficient to continue operational requirements.

On September 9, 2010, the Company entered into an Asset Purchase Agreement between the Company, as seller, and ClearSky Mobile Media, Inc., (“CMM”) and ClearSky RBT, LLC, (“CRBT”). Pursuant to the Purchase Agreement, the Company sold all of the rights and assets utilized by the Company in its ringback tone and content delivery business to CMM and CRBT. CRBT is a wholly owned subsidiary of CMM. The Purchase Agreement was effective for accounting purposes as of September 1, 2010.

Under the Purchase Agreement, the Company transferred (i) to CMM, all of the Company’s business contracts executed in connection with the ringback tone and content delivery business, intellectual property rights (including patents and trademarks) relating to the ringback tone and content delivery business, key employee services, equipment, website content and telephone numbers, and (ii) to CRBT, all software, hardware and software development rights used in connection with the ringback tone and content delivery business at a purchase price of $225,000 in cash at the closing.

The Company has retained its digital signage support business and will continue to evaluate the viability of such business going forward.

Results of Operations

The operations of the Company’s ringback tone and content delivery business have been classified as discontinued in the Statements of Operations contained in the Company’s Financial Statements. The results of continuing operations include only the Company’s digital signage results and general overhead allocated to the continuing business enterprise.

We recorded a net loss of $132,889 or $.022 per share, for the six-month period ended September 30, 2010, compared to a net loss of $146,404 or $0.024 per share, for the six-month period ended September 30, 2009. For the three-month period ended September 30, 2010, we recorded a net loss of $73,257, or $.012 per share compared to a net loss of $85,526 or $.014 per share for the three-month period ended September 30, 2009.

Total Sales

Total revenue for the six-month period ended September 30, 2010, was $16,336 compared to $30,949 for the six-month period ended September 30, 2009. Total revenue for the three-month period ended September 30, 2010, was $7,679 compared to $14,408 for the three-month period ended September 30, 2009. Revenue will continue to decline as the digital signage business is phased out.

Cost of Sales

Cost of sales for the six-month period ended September 30, 2010 was $3,411 compared to $5,267 for the six-month period ended September 30, 2009. Cost of sales for the three-month period ended September 30, 2010 was $2,701 compared to $2,752 for the three-month period ended September 30, 2009.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2010 were $138,126 compared to $172,086 for the six-month period ended September 30, 2009. Selling, general and administrative expenses for the three-month period ended September 30, 2010 were $70,397 compared to $97,182 for the three-month period ended September 30, 2009.  General and administrative expenses will continue to drop as the overall overhead of the Company is reduced.

Other Income and Expense

We have recognized income from the sale of excess equipment of $160, for the period ended September 30, 2010 compared to$-0- for the period ended September 30, 2009.   We also recognized an impairment expense on digital sign equipment of $7,848 for the period ended September 30, 2010.

Income Taxes

As of September 30, 2010, we had cumulative federal net operating losses of approximately $19 million, which can be used to offset future income subject to federal income tax through the fiscal year 2030.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s ringback tone and content delivery business in all periods presented.  The Company had a gain on the sale of its ringback tone and content delivery business of $97,329, as follows:

Gross sales price	$225,000
Less: legal fees	6,240
Proceeds, net of expenses	218,760
Book value of assets sold	121,431
Gain on sale of assets, prior to income tax effect	97,329
Income tax expense	-0-
Gain on sale of assets net of income tax effect	$97,329

The income from discontinued operations in the three months ended September 30, 2010 and 2009 and six months ended September 30, 2010 and 2009 were composed of the following:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$969,058	$2,428,255	$1,044,264	$2,125,849
Cost of sales	384,275	1,111,539	558,809	1,099,154

Gross profit	$584,783	$1,316,716	$485,455	$1,026,695

General and administrative expenses	$124,733	$379,764	$250,000	$504,969
Interest expense	9,477	23,692	48,166	100,939
Income from discontinued operations	$450,573	$913,260	$187,289	$420,787

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2010 were approximately $664,028, an increase of $63,381 from $600,647 at March 31, 2010.  We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 10,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.60 for an aggregate of $975,000.  The debentures were paid in full on January 31, 2010

On September 29, 2006, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 117 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 14,286 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.50 for an aggregate of $1,170,000.  The debentures were paid in full on September 30, 2010.

The Company will explore strategic alternatives including merger with another entity.  Currently, we do not have any agreement or understanding with any entity and there is no assurance that such a transaction will ever be consummated.  The Company currently has sufficient capital resources to continue its diminished operations and continue to evaluate viable opportunities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Obligations

Management projects working capital needs to be approximately $60,000 over the next twelve months for corporate overhead to continue to maintain its current level of operation and continue as a reporting company.  Management believes that current cash and cash equivalents are sufficient to meet this requirement.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2010 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

On July 17, 2009, a Texas court issued a ruling that the 608 Patent was unenforceable.  Ring Plus appealed the Texas ruling, and therefore the parties in the action agreed to stay the case against Preferred Voice pending the outcome of the Texas case.  On August 6, 2010, the United States District Court for the Eastern District of Texas reversed the lower court’s ruling.

The parties have advised the California court of the status of the Texas litigation and are awaiting action by the California court to reinstate the case on the court’s docket.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Securities and Use of Proceeds

 None.

Item 3.     Defaults upon Senior Securities.

 None.

Item 4.     Removed and Reserved

 None

Item 5.     Other Information.

 None

Item 6.     Exhibits

Exhibit
Number                                Exhibit Description

2.1	Asset Purchase Agreement by and among Preferred Voice, Inc., ClearSky Mobile Media, Inc. and ClearSky RBT, LLC
31.1	Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

Date: November 12, 2010	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)