Form 10-Q
period 2010-12-31
PREFERRED VOICE INC
filed 2011-02-11
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended December 31, 2010.
or
☐  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of  1934 for the
Transition Period From _____________to _____________

Commission File Number  33-92894

PREFERRED VOICE, INC.
(Exact name of Issuer as specified in its charter)

Delaware		75-2440201
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6500 Greenville Avenue Suite 330 Dallas, TX		75206
(Address of Principal Executive Offices)		(Zip Code)
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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of January 31, 2011.

Preferred Voice, Inc.

Item1. Financial Statements

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 2010 AND MARCH 31, 2010

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$625,669	$600,647
Accounts receivable, net of allowance for doubtful
accounts	7,720	4,986
Inventory	2,616	12,393
Net current assets of discontinued operations	-	596,286

Total current assets	$636,005	$1,214,312

Property and equipment:
Computer equipment	$72,715	$74,664
Furniture and fixtures	22,317	22,317
Office equipment	8,567	17,506

	$103,599	$114,487
Less accumulated depreciation	83,577	87,008

Net property and equipment	$20,022	$27,479

Other assets:
Capitalized software development costs, net of accumulated
amortization	$125	$688
Deposits	4,485	4,485
Trademarks and patents, net of accumulated
amortization	21,260	25,574
Net noncurrent assets of discontinued operations	-	138,613

Total other assets	$25,870	$169,360

Total assets	$681,897	$1,411,151

The accompanying notes are an integral part of these financial statements.

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)
Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$12,472	$-
Net current portion of discontinued operations	-	1,564,172

Total current liabilities	$12,472	$1,564,172

Commitments and contingencies (Note F)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(19,816,347)	(20,638,793)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$669,425	$(153,021)

Total liabilities and stockholders' equity (deficit)	$681,897	$1,411,151
The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2010	2010	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$6,167	$22,503	$15,097	$46,045

Cost of sales	1,123	4,534	2,647	7,914

Gross profit	$5,044	$17,969	$12,450	$38,131

General and administrative expenses	$60,533	$198,659	$66,789	$234,880

Loss from operations	$(55,489)	$(180,690)	$(54,339)	$(196,749)

Other income (expense):
Gain on sale of assets	$235	$395	$-	$-
Impairment expense	-	(7,848)	-	-

Total other expense	$235	$(7,453)	$-	$-

Loss from continuing operations
before income taxes	$(55,254)	$(188,143)	$(54,339)	$(196,749)

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(55,254)	$(188,143)	$(54,339)	$(196,749)

Income from discontinued operations	$-	$913,260	$235,210	$652,003
Gain on sale of discontinued operations	-	97,329	-	-

Net income	$(55,254)	$822,446	$180,871	$455,254

Per share amounts:
Net loss from continuing operations
per common share	$(0.009)	$(0.031)	$(0.009)	$(0.032)

Net income from discontinued operations
per common share	$-	$0.165	$0.038	$0.106

Net income per common share	$(0.009)	$0.134	$0.030	$0.074

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$822,446	$455,254
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Income from discontinued operations, net of income taxes	$(1,010,589)	$(652,003)
Depreciation and amortization	12,334	13,827
Gain on sale of assets	(395)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,734)	13,103
(Increase) decrease in inventory	9,777	-
(Increase) decrease in deposits	-	25,000
Increase (decrease) in accounts payable	12,472	-
Total adjustments	$(979,135)	$(600,073)

Net cash used by continuing operating activities	$(156,689)	$(144,819)
Net cash provided by discontinued operating activities	1,067,816	973,692
Net cash provided by operating activities	$911,127	$828,873

Cash flows from investing activities:
Net cash provided by continuing investing activities
Proceeds from sale of assets	$395	$-
Net cash provided by discontinued investing activities
Proceeds from sale of assets	225,000	908
Capital Expenditures	-	(13,432)
Net cash provided by investing activities	$225,395	$(12,524)

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-
Net cash used by discontinued financing activities
Repayment of note payable	(1,111,500)	(771,250)

Net cash used by financing activities	$(1,111,500)	$(771,250)

Net increase (decrease) in cash and cash equivalents	$25,022	$45,099

Cash and cash equivalents:
Beginning of period	600,647	466,187

End of period	$625,669	$511,286

Supplemental cash flow information:
Cash paid for interest	$58,500	$93,079

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A - General organization and management’s plans:

Preferred Voice, Inc. (the "Company") is a Delaware corporation incorporated in 1992.  On February 25, 1997, the Company’s stockholders approved changing the name of the Company to better reflect the nature of the Company’s business. The Company commenced business on May 13, 1994, and was in the development stage until August 1, 1995.  The Company provided enhanced services to the telecommunications industry throughout the United States and maintains its principal offices in Dallas, Texas.

On September 9, 2010, the Company entered into an Asset Purchase Agreement between the Company, as seller, and ClearSky Mobile Media, Inc., a Delaware corporation (“CMM”) and ClearSky RBT, LLC, a Florida limited liability company (“CRBT”), a wholly-owned subsidiary of CMM, as purchasers. Pursuant to the Purchase Agreement, the Company sold all of the rights and assets utilized by the Company in its ringback tone and content delivery products business (including the product line/application known as “Rockin’ Ringback to CMM and CRBT for $225,000 in cash.

The operations of the Company’s ringback tone and content delivery products are reflected in the financial statements as discontinued operations.  The 2009 financial statements have been retrospectively adjusted to reflect the operations of the ringback tone and content delivery products as discontinued operations.

After the sale, the Company has only its digital signage operations remaining which have been in decline since January of 2009.  However, the Company has repaid all of its outstanding debt.  The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity, and there is no assurance that such a transaction will ever be consummated. The Company believes that it will be able to meet its cash requirements throughout fiscal 2011 and continue its business development efforts.

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2010, Form 10K and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2010, contained herein.

The financial information included herein as of December 31, 2010, and for the three and nine-month periods ended December 31, 2010 and 2009, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include all amounts due from banks with original maturities of three months or less.

Inventory

Inventory, consisting of digital signage components, was $2,616 and $12,393 as of December 31, 2010 and March 31, 2010, respectively.  Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $0 and $0 as of December 31, 2010 and March 31, 2010, respectively.

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

Income per share for the three and nine months ended December 31, 2010 and 2009, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

As of December 31, 2010, we had cumulative federal net operating losses of approximately $19 million, which can be used to offset future income subject to federal income tax through the fiscal year 2030.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

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

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three months and nine months ended December 31, 2010 and 2009 was $-0- for both periods.

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

On January 13, 2011, Ring Plus, Inc. and the Company reached a settlement in the case brought by Ring Plus in February, 2008, in the United States District Court for the Central District of California alleging infringement of its U.S. Patent No. 7,006,608 (the “608 Patent”) which pertains to ringback tone replacement methods and algorithms.  The terms of the settlement are confidential and have no impact on the financial statements.

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

The carrying amounts of the assets and liabilities aggregated in discontinued operations in the consolidated balance sheet at December 31, 2010 and March 31, 2010, were as follows:

	December 31,	March 31,
	2010	2010

Current assets of dscontinued operations:
Accounts receivable, net	$-	$596,286
Total	$-	$596,286

Other assets of discontinued operations:
Property, plant and equipment, net	$-	$87,333
Other assets	-	51,280
Total	$-	$138,613

Current liabilities of discontinued operations:
Accounts payable	$-	$344,613
Deferred revenue	-	56,917
Accrued expenses	-	51,142
Notes payable	-	1,111,500
	$-	$1,564,172

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note C – Discontinued operations (continued):

Income from discontinued operations in the periods presented were as follows:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2010	2010	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$2,428,255	$1,196,104	$3,321,953
Cost of sales	-	1,111,539	677,667	1,776,821

Gross profit	$-	$1,316,716	$518,437	$1,545,132

General and administrative expenses	$-	$379,764	$261,641	$770,603
Interest expense	-	23,692	21,586	122,526
Income from discontinued operations	$-	$913,260	$235,210	$652,003

Note D - Convertible debt and warrants:

On September 29, 2006, the Company closed a Securities Purchase Agreement and issued $1,170,000 in principal amount of 6% Convertible Debentures due September 29, 2009 and subsequently extended to September 29, 2010 (the "Debentures"), to a group of institutional and high net worth investors.  On September 30, 2010, the Debentures were paid in full. The Debentures paid an interest rate of 6% on an annual basis.   The investors also received warrants to purchase an additional 1,671,429 shares of common stock with an exercise price of $0.50 per share through September 29, 2011.

The Company allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 was recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants resulted in a loan discount being recorded for the same amount.  The discount was amortized over the original three-year term of the Debentures as additional interest expense.    Amortization was $0 for the three months and nine months ended December 31, 2010 and was $0 for the three months and $46,996 for the nine months ended December 31, 2009, respectively.

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 was recorded as deferred loan cost and was amortized over the original three-year term of the debentures as financing cost.  Amortization was $0 for the three months and nine months ended December 31, 2010 and was $0 for the three months and $4,214, for the nine months ended December 31, 2009, respectively.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E - Common stock:

Stock purchase warrants

At December 31, 2010, the Company had outstanding warrants to purchase 3,880,072 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.75 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At December 31, 2010, 3,880,072 shares of common stock were reserved for that purpose.

Common stock reserved

At December 31, 2010, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	3,880,072
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	179,133
4,059,205

Note F - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of December 31, 2010:

Year ending
March 31,	Amount

2011	$6,382
2012	25,856
2013	20,160
$52,398

The Company subleases a portion of its office facilities.  The sublease is on a quarterly renewal.  Total rent expense charged to operations was $17,154 and $39,391 for the nine months ended December 31, 2010 and 2009, respectively, and $700 and $8,109 for the three months ended December 31, 2010 and 2009.

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

We recorded a net loss of $188,143 or $.031 per share, for the nine-month period ended December 31, 2010, compared to a net loss of $196,749 or $0.032 per share, for the nine-month period ended December 31, 2009. For the three-month period ended December 31, 2010, we recorded a net loss of $55,254, or $.009 per share compared to a net loss of $54,339 or $.009 per share for the three-month period ended December 31, 2009.

Total Sales

Total revenue for the nine-month period ended December 31, 2010, was $22,503 compared to $46,045 for the nine-month period ended December 31, 2009. Total revenue for the three-month period ended December 31, 2010, was $6,167 compared to $15,097 for the three-month period ended December 31, 2009. Revenue will continue to decline as the digital signage business is phased out.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2010 was $4,534 compared to $7,914 for the nine-month period ended December 31, 2009. Cost of sales for the three-month period ended December 31, 2010 was $1,123 compared to $2,647 for the three-month period ended December 31, 2009.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2010 were $198,659 compared to $234,880 for the nine-month period ended December 31, 2009. Selling, general and administrative expenses for the three-month period ended December 31, 2010 were $60,533 compared to $66,789 for the three-month period ended December 31, 2009.  General and administrative expenses will continue to drop as the overall overhead of the Company is reduced.

Other Income and Expense

We have recognized income from the sale of excess equipment of $395, for the period ended December 31, 2010 compared to$-0- for the period ended December 31, 2009.   We also recognized an impairment expense on digital sign equipment of $7,848 for the period ended December 31, 2010.

Income Taxes

As of December 31, 2010, we had cumulative federal net operating losses of approximately $19 million, which can be used to offset future income subject to federal income tax through the fiscal year 2030.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

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

The income from discontinued operations in the three months ended December 31, 2010 and 2009 and nine months ended December 31, 2010 and 2009 were composed of the following:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2010	2010	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$2,428,255	$1,196,104	$3,321,953
Cost of sales	-	1,111,539	677,667	1,776,821

Gross profit	$-	$1,316,716	$518,437	$1,545,132

General and administrative expenses	$-	$379,764	$261,641	$770,603
Interest expense	-	23,692	21,586	122,526
Income from discontinued operations	$-	$913,260	$235,210	$652,003

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2010 were approximately $625,669, an increase of $25,022 from $600,647 at March 31, 2010.  We have relied primarily on the issuance of stock, convertible debentures and warrants to fund our operations since January of 1997 when we sold our long-distance resale operation.

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

Future Obligations

Management projects working capital needs to be approximately $80,000 over the next twelve months for corporate overhead to continue to maintain its current level of operation and continue as a reporting company.  Management believes that current cash and cash equivalents are sufficient to meet this requirement.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2010 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.                      Legal Proceedings.

In February, 2008, we were sued by Ring Plus, Inc. in the United States District Court for the Central District of California alleging infringement of its U.S. Patent No. 7,006,608 (the “608 Patent”) which pertains to ringback tone replacement methods and algorithms.  On January 13, 2011, Ring Plus, Inc. and the Company reached a settlement in the above mentioned case, the terms of which were confidential.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.                      Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.                      Defaults upon Senior Securities.

None.

Item 4.                      Removed and Reserved

None.

Item 5.                      Other Information.

None.

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

PREFERRED VOICE, INC.

February 11, 2011	/s/ Mary G. Merritt
Date	Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)