Form 10-K
period 2011-03-31
PREFERRED VOICE INC
filed 2011-06-27
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2011

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

  Commission File Number 33-92894

PREFERRED VOICE, INC.
(Exact name of Issuer as specified in its charter)

Delaware	75-2440201
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6500 Greenville Avenue, Suite 330 Dallas, Texas 75206	214-368-1913
Address of principal executive offices, including area code.)	(Issuer’s telephone number, including zip code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $130,377 on June 13, 2011.

There were 6,130,184 shares of the Registrant's Common Stock outstanding on June 13, 2011.

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

Item 1:  Business

Background of the Company

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

Employees

As of June 13, 2011, we had 1 full time employee.  Our employee is not represented by a labor organization.  We maintain various employee benefit plans.

Patents, Trademarks and Copyright

We have received allowance on our U. S. Patent Applications “Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End” and “ System Access Modules for Use with a Telecommunications Switch, a Telephony Server System and a Method of Enabling a Communications Session”.  The company continues to evaluate the use of these patents in future products and/or the ability to license their use to third parties.

Item 1A:  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B:  Unresolved Staff Comments

None

Item 2:  Properties

Our executive offices are located in Dallas, Texas.  We lease 1,536 square feet of space in a facility as a tenant.  The term of the lease is through December 31, 2012 and the rent is presently $2,112 per month.  The Company currently subleases 92% of its office space to a 3rd party under a quarterly sublease that expires on September 30, 2011.  The sublease automatically extends until December 31, 2011 unless the sub-lessor provides notice to not renew by July 15, 2011.

Item 3:  Legal Proceedings

In February, 2008, we were sued by Ring Plus, Inc. in the United States District Court for the Central District of California alleging infringement of its U.S. Patent No. 7,006,608 (the “608 Patent”) which pertained to ringback tone replacement methods and algorithms. Ring Plus, Inc. was seeking declaratory judgment that we had violated the 608 Patent.  On January 13, 2011, Ring Plus, Inc. and the Company reached a settlement in the case brought by Ring Plus in February, 2008, in the United States District Court for the Central District of California alleging infringement of its U.S. Patent No. 7,006,608 (the “608 Patent”) which pertains to ringback tone replacement methods and algorithms.  The terms of the settlement are confidential and have no impact on the financial statements.

Item 4:  Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol “PRFV”. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending March 31, 2011 and March 31, 2010.  Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2011			Fiscal 2010
	HIGH	LOW		HIGH	LOW
1st Quarter	$0.25	$0.20	1st Quarter	$0.17	$0.15
2nd Quarter	$0.20	$0.04	2nd Quarter	$0.50	$0.15
3rd Quarter	$0.05	$0.04	3rd Quarter	$0.25	$0.12
4th Quarter	$0.06	$0.04	4th Quarter	$0.50	$0.17

On June 13, 2011, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $.045.

The number of holders of record of the Company’s common stock as of June 13, 2011 was 33 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2011.

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

Results of Operations

The operations of the Company’s ringback tone and content delivery business have been classified as discontinued in the Statements of Operations contained in the Company’s Financial Statements. Information provided below for results of operations include only the Company’s digital signage results and general overhead allocated to the continuing business enterprise.

We recorded net loss of $341,779, or $.06 per share, for the fiscal year ended March 31, 2011, compared to a net loss of $248,898, or $.04 per share, for the fiscal year ended March 31, 2010.

Total Revenue

Total revenue from continuing operations for the fiscal year ended March 31, 2011 was $24,658 compared to $59,680 for the fiscal year ended March 31, 2010.  The decrease of revenue reflects decline in our digital sign business and will continue as we phase out of the business completely.

Cost of Sales

Cost of sales for the fiscal year ended March 31, 2011 was $4,539 compared to $9,333 for the fiscal year ended March 31, 2010.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2011 were $343,375 compared to $299,245 for the fiscal year ended March 31, 2010.

General and administrative expenses will decline as the overall overhead of the Company is reduced and continuing operations are phased out.

Other Income and Expense

We have recognized income from the sale of excess equipment of $11,763, for the fiscal year ended March 31, 2011 compared to $-0- for the fiscal year ended March 31, 2010.   We also recognized an impairment expense of $30,286, $10,464 on digital sign equipment and $19,822 on patents for the fiscal year ended March 31, 2011 compared to $-0- for the fiscal year ended March 31, 2010.

Income Taxes

As of March 31, 2011, we had cumulative federal net operating losses of approximately $17.3 million, which can be used to offset future income subject to federal income tax through the fiscal year 2031.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s ringback tone and content delivery business in all periods presented.  The Company had a gain on the sale of its ringback tone and content delivery business of $97,329, as follows:

Gross sales price	$225,000
Less: legal fees	6,240
Proceeds, net of expenses	218,760
Book value of assets sold	121,431
Gain on sale of assets, prior to income tax effect	97,329
Income tax expense	-0-
Gain on sale of assets net of income tax effect	$97,329

The income from discontinued operations for the fiscal year ended March 31, 2011 compared to March 31, 2010 was composed of the following:

	2011	2010

Net sales	$2,428,255	$4,768,081
Cost of sales	1,111,540	2,612,265

Gross profit	$1,316,715	$2,155,816

General and administrative expenses	$379,763	$1,019,309
Interest expense	23,692	140,314
Other income or (expense)	-	(10,706)
Income from discontinued operations	$913,260	$985,487

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2011 were $489,031, a decrease of $111,616 from $600,647 at March 31, 2010.

Net cash used for continuing operating activities was $307,327 for the year ended March 31, 2011 compared to net cash used for operating activities of $178,396 for the year ended March 31, 2010.  Net cash provided from investing activities was $14,395 for the year ended March 31, 2011 compared to $-0- for the year ended March 31, 2010.  Net cash used for financing activities was $-0- for both periods.

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

On March 31, 2005, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder, we completed the sale of 97.5 units (“Units”) with each Unit consisting of a 3-year, 6% Convertible Debenture in the principal amount of $10,000, and 10,000 5-year warrants to purchase a share of Common Stock, $.001 par value per share, of the Company at an exercise price of $.60 for an aggregate of $975,000.  The debentures were paid in full on January 31, 2010.

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

Item 8.  Financial Statements and Supplementary Data

PREFERRED VOICE, INC.
FINANCIAL STATEMENTS
MARCH 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2011 and 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial report as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC

Certified Public Accountants

Dallas, Texas

June 24, 2011

PREFERRED VOICE, INC.
BALANCE SHEETS
MARCH 31, 2011 AND 2010

	2011	2010

Assets

Current assets:
Cash and cash equivalents	$489,031	$600,647
Accounts receivable, net of allowance for doubtful
accounts	6,771	4,986
Inventory	-	12,393
Net current assets of discontinued operations	-	596,286

Total current assets	$495,802	$1,214,312

Property and equipment:
Computer equipment	$27,622	$74,664
Furniture and fixtures	22,317	22,317
Office equipment	8,567	17,506

	$58,506	$114,487

Less accumulated depreciation	41,224	87,008

Net property and equipment	$17,282	$27,479

Other assets:
Capitalized software development costs, net of accumulated
amortization of $2,250 and $1,562, respectively	$-	$688
Deposits	4,485	4,485
Patents, net of accumulated
amortization of $-0- and $31,948, respectively	-	25,574
Net noncurrent assets of discontinued operations	-	138,613

Total other assets	$4,485	$169,360

Total assets	$517,569	$1,411,151

	2011	2010

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$1,082	$-
Payroll taxes payable	698	-
Net current portion of discontinued operations	-	1,564,172

Total current liabilities	$1,780	$1,564,172

Commitments and contingencies (Note I, J and K)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(19,969,983)	(20,638,793)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$515,789	$(153,021)

Total liabilities and stockholders' equity (deficit)	$517,569	$1,411,151

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010

Net sales	$24,658	$59,680

Cost of sales	4,539	9,333

Gross profit	$20,119	$50,347

General and administrative expenses	343,375	299,245

Loss from operations	$(323,256)	$(248,898)

Other income (expense):
Gain or (loss) on sale of assets	$11,763	$-
Impairment expense	(30,286)	-

Total other income (expense)	$(18,523)	$-

Loss from continuing operations before income taxes	$(341,779)	$(248,898)

Provision for income taxes	-	-

Loss from continuing operations	$(341,779)	$(248,898)

Income from discontinued operations	913,260	985,487

Gain on sale of discontinued operations	97,329	-

Net income	$668,810	$736,589

Per share amounts:
Net loss from continuing operations
per common share	$(0.06)	$(0.04)

Net income from discontinued operations
per common share	$0.16	$0.16

Net income per common share	$0.11	$0.12

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	Shares of common stock				Amounts
					Common		Additional		Total
					stock $0.001	Treasury	paid-in	Accummulated	stockholders'
	Authorized	Issued	Outstanding	In treasury	par value	stock	capital	deficit	equity
Balance - March 31, 2009	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(21,375,382)	$(889,610)

Net income for the year ended March 31, 2010	-	-	-	-	-	-	-	736,589	736,589

Balance - March 31, 2010	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(20,638,793)	$(153,021)

Net income for the year ended March 31, 2011	-	-	-	-	-	-	-	668,810	668,810

Balance - March 31, 2011	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(19,969,983)	$515,789

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
	2011	2010
Cash flows from operating activities:
Net income	$668,810	$736,589
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Income from discontinued operations, net of income taxes	$(1,010,589)	$(985,487)
Depreciation and amortization	14,005	18,212
Impairment of patents	19,822	-
Gain on sale of assets	(11,763)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,785)	14,897
(Increase) decrease in inventory	12,393	12,393
(Increase) decrease in deposits	-	25,000
Increase (decrease) in accounts payable	1,780	-
Total adjustments	$(976,137)	$(914,985)

Net cash used by continuing operating activities	$(307,327)	$(178,396)
Net cash provided by discontinued operating activities	1,067,816	1,272,639
Net cash provided by operating activities	$760,489	$1,094,243

Cash flows from investing activities:
Net cash provided by continuing investing activities
Proceeds from sale of assets	$14,395	$-
Net cash provided by discontinued investing activities
Proceeds from sale of assets	225,000	1,738
Capital Expenditures	-	(25,521)
Net cash provided (used) by investing activities	$239,395	$(23,783)

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-
Net cash used by discontinued financing activities
Repayment of note payable	(1,111,500)	(936,000)

Net cash used by financing activities	$(1,111,500)	$(936,000)

Net increase (decrease) in cash and cash equivalents	$(111,616)	$134,460

Cash and cash equivalents:
Beginning of year	600,647	466,187

End of year	$489,031	$600,647

Supplemental cash flow information:
Cash paid for interest	$58,500	$93,610

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

On September 9, 2010, the Company entered into an Asset Purchase Agreement between the Company, as seller, and ClearSky Mobile Media, Inc., a Delaware corporation (“CMM”) and ClearSky RBT, LLC, a Florida limited liability company (“CRBT”), a wholly-owned subsidiary of CMM, as purchasers. Pursuant to the Purchase Agreement, the Company sold all of the rights and assets utilized by the Company in its ringback tone and content delivery products business (including the product line/application known as “Rockin’ Ringback) to CMM and CRBT for $225,000 in cash.

The operations of the Company’s ringback tone and content delivery products are reflected in the financial statements as discontinued operations.  The 2010 financial statements have been retrospectively adjusted to reflect the operations of the ringback tone and content delivery products as discontinued operations.

After the sale, the Company has only its digital signage operations remaining which have been in decline since January of 2009.  However, the Company has repaid all of its outstanding debt.  The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity, and there is no assurance that such a transaction will ever be consummated. The Company believes that it will be able to meet its cash requirements throughout fiscal 2012 and continue its business development efforts.

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

Inventory

Inventory, consisting of digital signage equipment and related components was $-0- and $12,393 for the years ended March 31, 2011 and 2010, respectively.  Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

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

The useful lives of property and equipment for purposes of computing depreciation is 5 years for computer equipment, furniture and fixtures, and office equipment.

Depreciation expense for the years ended March 31, 2011 and 2010 was $8,397 and $13,696, respectively.

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

During the years ended March 31, 2011 and 2010, there were no software development costs capitalized for continuing operations.  The amortization of capitalized software development costs for the years ended March 31, 2011 and 2010 was $688 and $750, respectively.  The Company’s software development costs have been fully amortized.

Patents

Patents are recorded at cost.  Amortization is computed on the straight-line method over the identifiable lives of the patents.  The Company has adopted the provisions of the Intangibles – Goodwill and Other Topic of the FASB, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.  The Company tested its intangible assets for impairment as of March 31, 2011 and determined that full impairment of their patents was appropriate.

The amortization of patents for the years ended March 31, 2011 and 2010 was $5,752 for both periods.

Advertising expense

The Company expenses advertising costs when the advertisement occurs.  Total advertising expense amounted to $-0- for the years ended March 31, 2011 and 2010.

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

During the years ended March 31, 2011 and 2010, the majority of the Company’s revenue consisted of services that have been discontinued.

The amount of sales by product segment for the years ended March 31, 2011 and 2010 was as follows:

Product and Service	2011	2010

Digital signage	$24,658	$59,680
Discontinued operations	2,428,255	4,768,081

Total revenue	$2,452,913	$4,827,761

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

The current and deferred tax provision in the financial statements includes consideration of uncertain tax positions in accordance with the Income Taxes Topic of the FASB ASC.  Management believes there are no significant uncertain tax positions, so no adjustments have been reported from the adoption of the Income Taxes Topic of the FASB ASC.  The Company is no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2008.

Stock based compensation

The Company recognizes compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements in accordance with the Stock Compensation Topic of the FASB ASC.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  Stock-based compensation expense recognized for the years ended March 31, 2011 and 2010 was $-0- for both periods.  As of March 31, 2011, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements.  Disclosures required by this statement are in Notes F and G.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Income or loss per share

The Company adopted the provisions of the Earnings Per Share Topic of the FASB Accounting Standards Codification.  This standard replaces primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Loss per share is based on the weighted average number of shares outstanding of 6,130,184, for each of the years ended March 31, 2011 and 2010.

Subsequent events

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

Note C - Discontinued operations:

On August 5, 2010, the Board of Directors of the Company approved the sale of substantially all of the assets of the Company’s ringback tone and content delivery products business other than specified assets including cash and accounts receivables to ClearSky Mobile Media, Inc. and ClearSky RBT, LLC (collectively “Clearsky”).

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

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note C - Discontinued operations (continued):

The carrying amounts of the assets and liabilities aggregated in discontinued operations in the consolidated balance sheet at March 31, 2011 and March 31, 2010, were as follows:

	March 31,	March 31,
	2011	2010
Current assets of dscontinued operations:
Accounts receivable, net	$-	$596,286
Total	$-	$596,286

Other assets of discontinued operations:
Property, plant and equipment, net	$-	$87,333
Other assets	-	51,280
Total	$-	$138,613

Current liabilities of discontinued operations:
Accounts payable	$-	$344,613
Deferred revenue	-	56,917
Accrued expenses	-	51,142
Notes payable	-	1,111,500
	$-	$1,564,172

Income from discontinued operations in the periods presented were as follows:

	2011	2010

Net sales	$2,428,255	$4,768,081
Cost of sales	1,111,540	2,612,265

Gross profit	$1,316,715	$2,155,816

General and administrative expenses	$379,763	$1,019,309
Interest expense	23,692	140,314
Other income or (expense)	-	(10,706)
Income from discontinued operations	$913,260	$985,487

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

The Company has allocated the proceeds from the issuance of the Debentures to the warrants and the Debentures based on their relative fair market values at the date of issuance.  The value assigned to the warrants of $281,977 has been recorded as an increase in additional paid-in capital.  The assignment of a value to the warrants results in a loan discount being recorded for  the same amount.  The discount was amortized over the original three-year term of the Debentures as additional interest expense.    Amortization for the years ended March 31, 2011 and 2010 was $-0- and $46,996, respectively.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note D - Convertible debt and warrants (continued):

167,143 warrants were issued in exchange for consulting services provided for in the issuance of the Securities Purchase Agreement.  These warrants are exercisable at price of $0.50 per share and were valued using the relative fair market value at the date of issuance.  The value assigned to the warrants of $25,285 has been recorded as deferred loan cost and was amortized over the original three-year term of the debentures as financing cost.  Amortization for the years ended March 31, 2011 and 2010 was $-0- and $4,214, respectively.

Note E - Common stock:

Stock purchase warrants

At March 31, 2011 the Company had outstanding warrants to purchase 2,807,572 shares of the Company's common stock at prices that ranged from $0.50 per share to $0.75 per share.  The warrants are exercisable at any time and expire through September 29, 2011.  At March 31, 2011, 2,807,572 shares of common stock were reserved for that purpose.

Common stock reserved

At March 31, 2011, shares of common stock were reserved for the following purposes:

Exercise of future grants of stock options and stock appreciation rights under the 2000 stock option plan	179,133
Exercise of stock warrants	2,807,572
2,986,705

Note F - Employee stock option plans:

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

Under the terms of the 2000 Plan, options granted may be either nonqualified or incentive stock options, and the exercise price, determined by the Committee, may not be less than the fair market value of a share on the date of the grant.  Stock appreciation rights granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option.  At March 31, 2011, options to purchase 179,133 shares at an exercise price of $0.60 per share were outstanding.  No stock appreciation rights had been granted at March 31, 2011.

As of March 31, 2011, 41,667 options have been exercised, 1,061,995 have been forfeited, 109,550 expired, 179,133 remain outstanding, and 179,133 were vested and exercisable.  On various dates during the year, 129,133 options due to expire were extended for an additional year.  At March 31, 2011, the remaining weighted average contractual life was .7 years.

Employee warrants

As of March 31, 2011, none of the employee warrants have been exercised or forfeited, 992,000 expired, 151,000 remain outstanding, and 151,000 were vested and exercisable.  On May 18, 2010, 95,000 warrants that were to expire were extended for an additional year.  At March 31, 2011, the remaining weighted average contractual life was approximately .2 years.

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

Following is a summary of the stock award and incentive plans:

	2011		2010
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	814,133	$0.62	844,133	$0.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(635,000)	0.62	(30,000)	0.60
Cancelled	-	-	-	-
Expired	-	-	-	-

Outstanding at end of year	179,133	$0.60	814,133	$0.62

Options exercisable at end of year	179,133	$0.60	814,133	$0.62
Weighted average fair value of
options granted during the year		$-		$-

Following is a summary of warrants issued to employees:

	2011		2010
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	196,000	$0.63	412,000	$0.67
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(45,000)	0.67	(216,000)	0.72

Outstanding at end of year	151,000	$0.62	196,000	$0.63

Warrants exercisable at end of year	151,000	$0.62	196,000	$0.63
Weighted average fair value of
warrants granted during the year		$-		$-

Note H - Stock warrants:

During the years ended March 31, 2011 and 2010, the Company issued -0- warrants to service provider; therefore, no expense was recognized by the Company during the years ended March 31, 2011 and 2010.  The Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date.

As of March 31, 2011, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; 363,607 have expired; and 967,143 remain outstanding, of which 967,143 were vested and exercisable.  At March 31, 2011, the remaining weighted average contractual life was approximately .3 years.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note H - Stock warrants (continued):

For the years ended March 31, 2011 and 2010, the Company issued -0- warrants in connection with stock offerings; therefore, no expense was recognized by the Company during the years ended March 31, 2011 and 2010.

As of March 31, 2011, 204,499 of the total warrants issued for stock offerings have been exercised; none have been forfeited; 2,713,993 have expired; and 1,689,428 remain outstanding, of which 1,689,428 were vested and exercisable.  At March 31, 2011, the remaining weighted average contractual life was approximately 0.5 years.

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model.

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2011		2010
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	967,143	$0.50	1,007,143	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	0.50	(40,000)	0.50

Outstanding at end of year	967,143	$0.50	967,143	$0.50

Warrants exercisable at end of year	967,143	$0.50	967,143	$0.50
Weighted average fair value of
warrants granted during the year		$-		$-

The following is a summary of warrants issued in connection with stock and debenture offerings:

	2011		2010
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	3,971,928	$0.56	3,971,928	$0.56
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(2,282,500)	0.60	-	-

Outstanding at end of year	1,689,428	$0.50	3,971,928	$0.56

Warrants exercisable at end of year	1,689,428	$0.50	3,971,928	$0.56
Weighted average fair value of
warrants granted during the year		$-		$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS
Note H - Stock warrants (continued):

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note G):

	2011		2010
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	5,135,071	$0.55	5,391,071	$0.56
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(2,327,500)	0.60	(256,000)	0.68

Outstanding at end of year	2,807,571	$0.51	5,135,071	$0.55

Warrants exercisable at end of year	2,807,571	$0.51	5,135,071	$0.55
Weighted average fair value of
warrants granted during the year		$-		$-

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

The provision for income taxes as of March 31 consists of:

	2011	2010

Current income taxes	$-	$-
Change in deferred income taxes due to
temporary differences	-	-

	$-	$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note I - Income taxes (continued):

The provision for income taxes for the years ended March 31, 2011 and 2010, differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2011	2010

Computed “expected” tax benefit	$227,000	$251,000
Nondeductible items	1,000	1,000
Temporary differences	(37,000)	4,000
Net operating loss carry-forward	(191,000)	(256,000)

Provision for income taxes	$-	$-

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2011	2010

Accumulated depreciation	$-	$(149,000)

Gross deferred tax liabilities	$-	$(149,000)

Accumulated depreciation	$5,000	$-
Net operating loss carry-forward	5,878,000	6,613,000

Gross deferred tax assets	$5,883,000	$6,613,000
Valuation allowance	(5,883,000)	(6,464,000)

	$-	$149,000

Net deferred tax assets	$-	$-

The change in the deferred tax valuation
allowance is as follows:	$(581,000)	$(276,000)

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable.  However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at March 31, 2011, a net operating loss carry-forward of approximately $17,287,000, which can be used to offset future taxable income through the year 2031.  Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note J - Commitments:

The Company leases its office facilities and some office equipment under operating leases expiring through December 2012. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2011:

Year ending
March 31,	Amount

2012	$25,856
2013	20,160
2014	-
2015	-
2016	-
$46,016

Total rent expense charged to operations was $17,679 and $45,890, for the years ended March 31, 2011 and 2010, respectively.

The Company subleases 92% of its office space to a 3rd party under a quarterly sublease that expires on September 30, 2011.  The sublease automatically extends until December 31, 2011 unless the sub-lessor provides notice to not renew by July 15, 2011.  Payments received from sub-lessor reduce rent expense.

Note K - Legal proceedings:

In February, 2008, we were sued by Ring Plus, Inc. in the United States District Court for the Central District of California alleging infringement of its U.S. Patent No. 7,006,608 (the “608 Patent”) which pertained to ringback tone replacement methods and algorithms. Ring Plus, Inc. was seeking declaratory judgment that we had violated the 608 Patent.  On January 13, 2011, Ring Plus, Inc. and the Company reached a settlement in the case brought by Ring Plus in February, 2008, in the United States District Court for the Central District of California alleging infringement of its U.S. Patent No. 7,006,608 (the “608 Patent”) which pertains to ringback tone replacement methods and algorithms.  The terms of the settlement are confidential and have no impact on the financial statements.

Note L - Going concern:

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

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures. We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, the Chief Executive Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting.   The Company has made no changes in its internal control over financial reporting in connection with its fourth quarter 2011 evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two (2) people. Directors serve until the next annual meeting and until their successors are elected and qualified.  The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director

Mary G. Merritt	54	Director, Chief Executive Officer, Executive VP-Finance and Secretary/Treasurer	1994

Scott V. Ogilvie	57	Director	2000

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

Code of Ethics

The Board of Directors has adopted a code of business ethics that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, by writing or telephoning the Company at Preferred Voice, Inc., 6500 Greenville Avenue, Suite 330, Dallas, Texas 75206, 214-368-1913, Attn: Secretary.

Audit, Nominating and Compensation Committees

Mr. Ogilvie is currently the only member of the Audit Committee.  The Board of Directors has determined that Mr. Ogilvie is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.  The Company does not currently have either a Nominating or Compensation Committee.

Item 11.  Executive Compensation

The following tables set forth the compensation paid by the Company to our executive officers during the fiscal years ended March 31, 2011 and 2010.

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Mary G Merritt Chief Executive Officer, EVP – Finance(1)	2011 2010	$103,644 $116,225	$70,000 -	- -	- -	- -	- -	- -	$173,644 $116,225

(1) Ms. Merritt has served as Chief Executive Officer since February, 2005.

Outstanding Equity Awards at Fiscal Year-End Table

We have not granted any stock awards other than as stock options.  The following table reflects all option awards outstanding at March 31, 2011 to our executive officers:

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option awards Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Mary Merritt	15,000	0	0	$0.60	6/12/11
	14,133	0	0	$0.60	4/2/11
	150,000	0	0	$0.60	1/24/12

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	179,133	$0.60	179,133

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	179,133	$0.60	179,133

Compensation of Directors

We paid our non executive director a directors’ fee of $45,000 for past services in the fiscal year end March 31, 2011.  We also pay directors' expenses to attend board meetings. During the year ended March 31, 2011, no director expenses were reimbursed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 13, 2011, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage

Mary G. Merritt(3)	506,570	7.91%
Scott Ogilvie(4)	58,000	*
Todd Parker(5)	950,000	13.71%
JMG Capital Partners, L.P.(6)	739,388	11.79%
JMG Triton Offshore Fund Ltd.(7)	738,788	11.78%
J. Steven Emerson(8)	1,197,316	18.62%
Bristol Investment Fund, Ltd.(9)	549,028	8.65%
G. Tyler Runnels(10)	1,212,410	18.42%
All Directors and executive officers as a group (two persons)(11)	564,570	8.85%

*	Less than one percent (1%).
1)
SEC rules provide that, for purposes hereof, a person is considered the “beneficial owner” of shares with respect to which the person, direxctly or indirectly, has or shares the voting or investment power, irrespective of his/her/its economic interest in the shares.  Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

2)
Based on 6,130,184 shares outstanding on June 13, 2011.  Shares of common stock subject to options that are exercisable within 60 days of June 13, 2011, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)	Includes 93,857 shares issuable upon exercise of warrants, 179,133 issuable upon exercise of employee stock options, and 6,000 shares held by minor children.
4)	Includes 58,000 shares issuable upon exercise of warrants.
5)	Includes 800,000 shares issuable upon exercise of warrants held by Hidden River, LLC for which Mr. Parker has voting power over the shares.
6)
Includes 142,857 shares issuable upon exercise of warrants.  JMG Capital Partners’ address is 11601 Wilshire Blvd, Suite 2180, Los Angeles, California  90025.  JMG Capital Partners has advised us that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and is the natural person with sole voting power over the shares held by JMG Capital Partners.

7)
Includes 142,857 shares issuable upon exercise of warrants.  JMG Triton Offshore Fund Ltd.’s address is Citco Building, Wickhams Cay, Road Town, Tortola, British Virgin Islands.  We have been informed by JMG Triton Offshore Fund Ltd. that Jonathan M. Glaser is the member-manager of Pacific Assets Management, LLC, which is the general partner of JMG Triton Offshore Fund Ltd., and he is the natural person who has sole voting power over the shares held by JMG Triton Offshore Fund Ltd.

8)
Includes 100,000 shares issuable upon exercise of warrants, 727,057 shares held in Mr. Emerson’s retirement accounts, 2,000 shares held by Emerson Partners, 100,000 shares issuable upon exercise of warrants held by Emerson Partners, for which Mr. Emerson has voting power over the shares held by Emerson Partners, 100,000 shares issuable upon exercise of warrants held by Emerson Family Foundation, for which Mr. Emerson has voting power over the shares held by Emerson Family Foundation.

9)
Includes 214,286 shares issuable upon exercise of warrants.  Bristol Investment Fund, Ltd’s address is Caledonian House, Jennett Street, Georgetown, Grand Cayman, Cayman Islands.  Bristol Capital Advisors, LLC ("BCA") is the investment advisor to Bristol Investment Fund, Ltd. ("Bristol").  As manager of BCA and a director of Bristol, Paul Kessler has voting and investment power over the shares held by Bristol.  Mr. Kessler disclaims beneficial ownership of such shares.

10)
Includes 117,000 shares issuable upon exercise of warrants, 130,000 shares held by The Runnels Family Trust, 185,714 shares issuable upon exercise of warrants held by The Runnels Family Trust, 327,259 shares held by High Tide, LLC, 100,000 shares issuable upon exercise of warrants held by High Tide, LLC for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC and 272,456 held by T.R. Winston & Company Incorporated  and 50,143 issuable upon exercise of warrants held by T.R. Winston & Company Incorporated for which Mr. Runnels has voting power over the shares held by T.R. Winston & Company Incorporated .

11)	Includes the shares described in footnotes 3 and 4.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

See Item 9 above for information concerning director independence.

Item 14.  Principal Accountant Fees and Services

Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995.  The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended March 31, 2011 and 2010:

	2011	2010
Audit Fees (a)	$29,750	$40,700
Audit-Related Fees (b)	$0	$0
Tax Fees (c)	$0	$0
All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed.  For the year ended March 31, 2011, 100% of all audit-related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)
3.6^	Certificate of Amendment, filed on April 27, 2007with the Secretary of State of Delaware (Exhibit 3.1)
3.7(1)	Bylaws of the registrant (Exhibit 3.4)
10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)
10.2(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)
10.3(6)	Form of Warrant Certificate (Exhibit 10.2)
10.4(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)
10.5(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.6(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)
10.7(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)
10.8(8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.9(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
10.10(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
10.11(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.12(11)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
23*	Consent of Philip Vogel & Co. PC
31.1*	Section 302 Certification
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
*Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.
(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2005.
(12)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2005.
(13)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2005.
(14)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2006.
(15)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2006.
(16)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2006.
(17)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009.
(18)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

Date: June 24, 2011	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt	Chairman and Chief Executive Officer	June 24, 2011
Mary G. Merritt	(Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)

/s/ Scott Ogilvie	Director	June 24, 2011
Scott Ogilvie