Form 10-Q
period 2011-06-30
PREFERRED VOICE INC
filed 2011-07-22
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended June 30, 2011.

or

☐  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of  1934 for the Transition Period From _____________to _____________

Commission File Number  33-92894

PREFERRED VOICE, INC.

Delaware	75-2440201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

6500 Greenville Avenue Suite 330 Dallas, TX	75206
(Address of Principal Executive Offices)	(Zip Code)

(214) 850-6830
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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of July 15, 2011.

INDEX

Preferred Voice, Inc.

ITEM 1.     FINANCIAL STATEMENTS

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2011 AND MARCH 31, 2011
	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$472,195	$489,031
Accounts receivable, net of allowance for doubtful
accounts	7,074	6,771

Total current assets	$479,269	$495,802

Property and equipment:
Computer equipment	$27,622	$27,622
Furniture and fixtures	22,317	22,317
Office equipment	8,567	8,567

	$58,506	$58,506

Less accumulated depreciation	41,332	41,224

Net property and equipment	$17,174	$17,282

Other assets:
Deposits	$4,485	$4,485

Total other assets	$4,485	$4,485

Total assets	$500,928	$517,569

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$1,563	$1,082
Payroll taxes payable	-	698

Total current liabilities	$1,563	$1,780

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(19,986,407)	(19,969,983)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$499,365	$515,789

Total liabilities and stockholders' equity (deficit)	$500,928	$517,569

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
	Three months	Three months
	ended	ended
	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)

Net sales	$3,856	$8,657

Cost of sales	773	710

Gross profit	$3,083	$7,947

General and administrative expenses	$19,507	$67,729

Loss from operations	$(16,424)	$(59,782)

Other income:
Gain on sale of assets	$-	$150

Total other income	$-	$150

Loss from continuing operations
before income taxes	$(16,424)	$(59,632)

Provision for income taxes	-	-

Loss from continuing operations	$(16,424)	$(59,632)

Income from discontinued operations	$-	$462,687

Net income (loss)	$(16,424)	$403,055

Per share amounts:
Net loss from continuing operations
per common share	$(0.00)	$(0.01)

Net income from discontinued operations
per common share	$-	$0.08

Net income (loss) per common share	$(0.00)	$0.07

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(16,424)	$403,055
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Income from discontinued operations, net of income taxes	$-	$(462,687)
Depreciation and amortization	108	4,572
Gain on sale of assets	-	(150)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(303)	920
Increase (decrease) in accounts payable and accrued expenses	(217)	-
Total adjustments	$(412)	$(457,345)

Net cash used by continuing operating activities	$(16,836)	$(54,290)
Net cash provided by discontinued operating activities	-	127,113
Net cash (used) provided by operating activities	$(16,836)	$72,823

Cash flows from investing activities:
Net cash provided by continuing investing activities
Proceeds from sale of assets	$-	$150
Net cash provided by discontinued investing activities
Proceeds from sale of assets	-	2,645
Capital expenditures	-	(3,049)
Net cash provided (used) by investing activities	$-	$(254)

Cash flows from financing activities:
Net cash used by discontinued financing activities
Repayment of note payable	$-	$(339,300)

Net cash used by financing activities	$-	$(339,300)

Net increase (decrease) in cash and cash equivalents	$(16,836)	$(266,731)

Cash and cash equivalents:
Beginning of period	489,031	600,647

End of period	$472,195	$333,916

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2011, Form 10K and should be read in conjunction with the financial statements for the three months ended June 30, 2011, contained herein.

The financial information included herein as of June 30, 2011, and for the three month periods ended June 30, 2011 and 2010, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $0 and $0 as of June 30, 2011 and March 31, 2011, respectively.

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

Income per share for the three months ended June 30, 2011 and 2010, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three months ended June 30, 2011 and 2010 was $-0- for both periods.

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

In accordance with FASB Accounting Standards Codification, Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters Topic, the Company has presented the results of the Company’s ringback tone and content delivery product business as discontinued operations in the accompanying statement of operations and statement of cash flows.

Income from discontinued operations in the periods presented were as follows:

	Three months	Three months
	ended	ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)

Net sales	$-	$1,459,197
Cost of sales	-	727,264

Gross profit	$-	$731,933

General and administrative expenses	$-	$255,031
Interest expense	-	14,215
Income from discontinued operations	$-	$462,687

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D - Common stock:

Stock purchase warrants

At June 30, 2011, the Company had outstanding warrants to purchase 1,947,572 shares of the Company's common stock at prices which ranged from $0.50 per share to $0.75 per share.  The warrants are exercisable at any time and expire through May 18, 2012.  At June 30, 2011, 1,947,572 shares of common stock were reserved for that purpose.

Common stock reserved

At June 30, 2011, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	1,947,572
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	179,133
2,126,705

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of June 30, 2011:

Year ending
March 31,	Amount

2012	$19,520
2013	20,160
$39,680

The Company subleases a portion of its office facilities.  The sublease is on a quarterly renewal.  Total rent expense charged to operations was $507 and $10,647 for the three months ended June 30, 2011 and 2010, respectively.

The Company subleases 92% of its office space to a 3rd party under a quarterly sublease that expires on September 30, 2011.  The sublease automatically extends until December 31, 2011 unless the sub-lessor provides notice to not renew by August 15, 2011.  Payments received from sub-lessor reduce rent expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-K for the fiscal year ended March 31, 2011.  Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act.  A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

On September 9, 2010, the Company entered into an Asset Purchase Agreement between the Company, as seller, and ClearSky Mobile Media, Inc. (“CMM”) and ClearSky RBT, LLC (“CRBT”). Pursuant to the Purchase Agreement, the Company sold all of the rights and assets utilized by the Company in its ringback tone and content delivery business to CMM and CRBT. CRBT is a wholly owned subsidiary of CMM. The Purchase Agreement was effective for accounting purposes as of September 1, 2010.

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

We recorded a net loss of $16,424 or $.0 per share for the period ended June 30, 2011, compared to a net loss of $59,632 or $0.01 per share, for the period ended June 30, 2010.

Total Sales

Total revenue for the period ended June 30, 2011 was $3,856 compared to $8,657 for the period ended June 30, 2010.  Revenues in both periods consisted of revenue from our digital signage business.  Revenue will continue to decline as the digital signage business is phased out.

Cost of Sales

Cost of sales for the period ended June 30, 2011 was $773 compared to $710 for the period ended June 30, 2010.  Cost of sales consisted of content creation costs.

Selling, General and Administrative

Selling, general and administrative expenses for the period ended June 30, 2011 were $19,507 compared to $67,729 for the period ended June 30, 2010.  General and administrative expenses will continue to drop as the overall overhead of the Company is reduced.

Other Income and Expense

We have recognized income from the sale of excess equipment of $0 for the period ended June 30, 2011 compared to $150 for the period ended June 30, 2010.

Income Taxes

As of June 30, 2011, we had cumulative federal net operating losses of approximately $17 million, which can be used to offset future income subject to federal income tax through the fiscal year 2031.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s ringback tone and content delivery business in all periods presented.  The income from discontinued operations in the three months ended June 30, 2011 and 2010 were composed of the following:

	Three months	Three months
	ended	ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)

Net sales	$-	$1,459,197
Cost of sales	-	727,264

Gross profit	$-	$731,933

General and administrative expenses	$-	$255,031
Interest expense	-	14,215
Income from discontinued operations	$-	$462,687

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2011 were approximately $472,195, a decrease of $16,836 from $489,031 at March 31, 2011.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2011 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None

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

PREFERRED VOICE, INC.

Date: July 22, 2011	By:	/s/ Mary G. Merritt
Name: Mary G. Merritt
Title: Chairman and Chief Executive Officer (Principal Executive Officer)