Form 10-Q
period 2011-09-30
PREFERRED VOICE INC
filed 2011-11-02
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended September 30, 2011.

or

☐  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of  1934

for the Transition Period From ________to _________

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of October 25, 2011.

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND MARCH 31, 2011

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$451,783	$489,031
Accounts receivable, net of allowance for doubtful
accounts	6,995	6,771

Total current assets	$458,778	$495,802

Property and equipment:
Computer equipment	$27,622	$27,622
Furniture and fixtures	22,317	22,317
Office equipment	8,567	8,567

	$58,506	$58,506
Less accumulated depreciation	41,440	41,224

Net property and equipment	$17,066	$17,282

Other assets:
Deposits	$4,485	$4,485

Total other assets	$4,485	$4,485

Total assets	$480,329	$517,569
Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$14,901	$1,082
Payroll taxes payable	-	698

Total current liabilities	$14,901	$1,780

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(20,020,344)	(19,969,983)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$465,428	$515,789

Total liabilities and stockholders' equity (deficit)	$480,329	$517,569

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,110	$6,966	$7,679	$16,336

Cost of sales	111	884	2,701	3,411

Gross profit	$2,999	$6,082	$4,978	$12,925

General and administrative expenses	$36,936	$56,443	$70,397	$138,126

Loss from operations	$(33,937)	$(50,361)	$(65,419)	$(125,201)

Other income (expense):
Gain on sale of assets	$-	$-	$10	$160
Impairment expense	-	-	(7,848)	(7,848)

Total other expense	$-	$-	$(7,838)	$(7,688)

Loss from continuing operations
before income taxes	$(33,937)	$(50,361)	$(73,257)	$(132,889)

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(33,937)	$(50,361)	$(73,257)	$(132,889)

Income from discontinued operations	$-	$-	$450,573	$913,260
Gain on sale of discontinued operations	$-	$-	$97,329	$97,329

Net income (loss)	$(33,937)	$(50,361)	$474,645	$877,700

Per share amounts:
Net loss from continuing operations
per common share	$(0.006)	$(0.008)	$(0.012)	$(0.022)

Net income from discontinued operations
per common share	$-	$-	$0.089	$0.165

Net income (loss) per common share	$(0.006)	$(0.008)	$0.077	$0.143

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$(50,361)	$877,700
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Income from discontinued operations, net of income taxes	$-	$(1,010,589)
Depreciation and amortization	216	8,767
Gain on sale of assets	-	(160)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(224)	(12,085)
(Increase) decrease in inventory	-	9,777
Increase (decrease) in accounts payable and accrued expenses	13,121	17,730
Total adjustments	$13,113	$(986,560)

Net cash used by continuing operating activities	$(37,248)	$(108,860)
Net cash provided by discontinued operating activities	-	1,058,581
Net cash provided by operating activities	$(37,248)	$949,721

Cash flows from investing activities:
Net cash provided by continuing investing activities
Proceeds from sale of assets	$-	$160
Net cash provided by discontinued investing activities
Proceeds from sale of assets	-	225,000
Net cash provided by investing activities	$-	$225,160

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-
Net cash used by discontinued financing activities
Repayment of note payable	-	(1,111,500)

Net cash used by financing activities	$-	$(1,111,500)

Net increase (decrease) in cash and cash equivalents	$(37,248)	$63,381

Cash and cash equivalents:
Beginning of period	489,031	600,647

End of period	$451,783	$664,028

Supplemental cash flow information:
Cash paid for interest	$-	$58,500

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

On September 9, 2010, the Company entered into an Asset Purchase Agreement between the Company, as seller, and ClearSky Mobile Media, Inc., a Delaware corporation (“CMM”) and ClearSky RBT, LLC, a Florida limited liability company (“CRBT”), a wholly-owned subsidiary of CMM, as purchasers. Pursuant to the Purchase Agreement, the Company sold all of the rights and assets utilized by the Company in its ringback tone and content delivery products business (including the product line/application known as “Rockin’ Ringback”)  to CMM and CRBT for $225,000 in cash.

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2011, Form 10K and should be read in conjunction with the financial statements for the three and six months ended September 30, 2011, contained herein.

The financial information included herein as of September 30, 2011, and for the three and six month periods ended September 30, 2011 and 2010, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $0 and $0 as of September 30, 2011 and March 31, 2011, respectively.

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

Income per share for the three and six months ended September 30, 2011 and 2010, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three and six months ended September 30, 2011 and 2010 was $-0- for both periods.

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

Income from discontinued operations in the periods presented were as follows:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$969,058	$2,428,255
Cost of sales	-	-	384,275	1,111,539

Gross profit	$-	$-	$584,783	$1,316,716

General and administrative expenses	$-	$-	$124,733	$379,764
Interest expense	$-	$-	$9,477	$23,692
Income from discontinued operations	$-	$-	$450,573	$913,260

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D - Common stock:

Stock purchase warrants

At September 30, 2011, the Company had outstanding warrants to purchase 109,000 shares of the Company's common stock at prices which ranged from $0.60 per share to $0.75 per share.  The warrants are exercisable at any time and expire through September 7, 2012.  At September 30, 2011, 109,000 shares of common stock were reserved for that purpose.

Common stock reserved

At September 30, 2011, shares of common stock were reserved for the following purposes:

Exercise of stock warrants	109,000
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	179,133
288,133

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of September 30, 2011:

Year ending March 31,	Amount

2012	$13,184
2013	20,160
$33,344

        The Company subleases a portion of its office facilities.  The sublease is on a quarterly renewal.  Total rent expense charged to operations was $1,027 and $17,896 for the six months ended September 30, 2011 and 2010, respectively, and $514 and $7,261 for the three months ended September 30, 2011 and 2010, respectively.

The Company subleases 92% of its office space to a 3rd party under a quarterly sublease that expires on December 31, 2011.  Payments received from sub-lessor reduce rent expense.

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

We recorded a net loss from continuing operations of $50,361 or $.008 per share, for the six-month period ended September 30, 2011, compared to a net loss of $132,889 or $.022 per share, for the six-month period ended September 30, 2010. For the three-month period ended September 30, 2011, we recorded a net loss of $33,937 or $.006 per share compared to a net loss of $73,257 or $.012 per share for the three-month period ended September 30, 2010.

Total Sales

Total revenue for the six-month period ended September 30, 2011, was $6,966 compared to $16,336 for the six-month period ended September 30, 2010. Total revenue for the three-month period ended September 30, 2011, was $3,110 compared to $7,679 for the three-month period ended September 30, 2010. Revenue will continue to decline as the digital signage business is phased out.

Cost of Sales

Cost of sales for the six-month period ended September 30, 2011 was $884 compared to $3,411 for the six-month period ended September 30, 2010. Cost of sales for the three-month period ended September 30, 2011 was $111 compared to $2,701 for the three-month period ended September 30, 2010.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2011 were $56,443 compared to $138,126 for the six-month period ended September 30, 2010. Selling, general and administrative expenses for the three-month period ended September 30, 2011 were $36,936 compared to $70,397 for the three-month period ended September 30, 2010.  General and administrative expenses will continue to drop as the overall overhead of the Company is reduced.

Other Income and Expense

We have recognized income from the sale of excess equipment of $-0-, for the six-month period ended September 30, 2011 compared to $160 for the period ended September 30, 2010.   We also recognized an impairment expense on digital sign equipment of $-0-, for the six-month period ended September 30, 2011 compared to $7,848 for the period ended September 30, 2010.  We recognized income from the sale of excess equipment of $-0- for the three-month period ended September 30, 2011 compared to $10 for the three-month period ended September 30, 2010.  We also recognized an impairment expense on digital sign equipment of $-0-, for the three-month period ended September 30, 2011 compared to $7,848 for the period ended September 30, 2010.

Income Taxes

As of September 30, 2011, we had cumulative federal net operating losses of approximately $17 million, which can be used to offset future income subject to federal income tax through the fiscal year 2031.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s ringback tone and content delivery business in all periods presented.  The income from discontinued operations in the three and six months ended September 30, 2011 and 2010 were composed of the following:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$969,058	$2,428,255
Cost of sales	-	-	384,275	1,111,539

Gross profit	$-	$-	$584,783	$1,316,716

General and administrative expenses	$-	$-	$124,733	$379,764
Interest expense	$-	$-	$9,477	$23,692
Income from discontinued operations	$-	$-	$450,573	$913,260

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2011 were approximately $451,783, a decrease of $37,248 from $489,031 at March 31, 2011.

The Company will explore strategic alternatives including merger with another entity.  Currently, we do not have any agreement or understanding with any entity, and there is no assurance that such a transaction will ever be consummated.  The Company currently has sufficient capital resources to continue its diminished operations and continue to evaluate viable opportunities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Obligations

Management projects working capital needs to be approximately $90,000 over the next twelve months for corporate overhead to continue to maintain its current level of operation and continue as a reporting company.  Management believes that current cash and cash equivalents are sufficient to meet this requirement.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2011 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

 Item 1.    Legal Proceedings.

None

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Removed and Reserved

None

Item 5.    Other Information.

None

Item 6.  Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREFERRED VOICE, INC.

Dated: November 2, 2011	By:	/s/ Mary G. Merritt
Mary G. Merritt,
Chairman and Chief Executive Officer
(Principal Executive Officer)