Form 10-Q
period 2011-12-31
PREFERRED VOICE INC
filed 2012-02-10
CIK 946822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended December 31, 2011.

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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of January 31, 2012.

INDEX

Preferred Voice, Inc.

PART I. FINANCIAL INFORMATION

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 2011 AND MARCH 31, 2011

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$415,151	$489,031
Accounts receivable, net of allowance for doubtful
accounts	6,949	6,771

Total current assets	$422,100	$495,802

Property and equipment:
Computer equipment	$16,745	$27,622
Furniture and fixtures	22,317	22,317
Office equipment	8,567	8,567

	$47,629	$58,506
Less accumulated depreciation	41,549	41,224

Net property and equipment	$6,080	$17,282

Other assets:
Deposits	$4,485	$4,485

Total other assets	$4,485	$4,485

Total assets	$432,665	$517,569

The accompanying notes are an integral part of these financial statements.

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$76	$1,082
Payroll taxes payable	25	698

Total current liabilities	$101	$1,780

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(20,053,208)	(19,969,983)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$432,564	$515,789

Total liabilities and stockholders' equity (deficit)	$432,665	$517,569

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,376	$10,342	$6,167	$22,503

Cost of sales	527	1,411	1,123	4,534

Gross profit	$2,849	$8,931	$5,044	$17,969

General and administrative expenses	$24,836	$81,279	$60,533	$198,659

Loss from operations	$(21,987)	$(72,348)	$(55,489)	$(180,690)

Other income (expense):
Gain on sale of assets	$-	$-	$235	$395
Impairment expense	(10,877)	(10,877)	-	(7,848)

Total other expense	$(10,877)	$(10,877)	$235	$(7,453)

Loss from continuing operations
before income taxes	$(32,864)	$(83,225)	$(55,254)	$(188,143)

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(32,864)	$(83,225)	$(55,254)	$(188,143)

Income from discontinued operations	-	-	-	913,260
Gain on sale of discontinued operations	-	-	-	97,329

Net income (loss)	$(32,864)	$(83,225)	$(55,254)	$822,446

Per share amounts:
Net loss from continuing operations
per common share	$(0.006)	$(0.014)	$(0.009)	$(0.031)

Net income from discontinued operations
per common share	$-	$-	$-	$0.165

Net income (loss) per common share	$(0.006)	$(0.014)	$(0.009)	$0.134

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net (loss) income	$(83,225)	$822,446
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Income from discontinued operations, net of income taxes	$-	$(1,010,589)
Depreciation and amortization	325	12,334
Gain on sale of assets	-	(395)
Impairment of fixed assets	10,877	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(178)	(2,734)
(Increase) decrease in inventory	-	9,777
(Decrease) increase in accounts payable	(1,679)	12,472
Total adjustments	$9,345	$(979,135)

Net cash used by continuing operating activities	$(73,880)	$(156,689)
Net cash provided by discontinued operating activities	-	1,067,816
Net cash (used) provided by operating activities	$(73,880)	$911,127

Cash flows from investing activities:
Net cash provided by continuing investing activities
Proceeds from sale of assets	$-	$395
Net cash provided by discontinued investing activities
Proceeds from sale of assets	-	225,000
Net cash provided by investing activities	$-	$225,395

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-
Net cash used by discontinued financing activities
Repayment of note payable	-	(1,111,500)

Net cash used by financing activities	$-	$(1,111,500)

Net (decrease) increase in cash and cash equivalents	$(73,880)	$25,022

Cash and cash equivalents:
Beginning of period	489,031	600,647

End of period	$415,151	$625,669

Supplemental cash flow information:
Cash paid for interest	$-	$58,500

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2011, Form 10K and should be read in conjunction with the financial statements for the three and nine months ended December 31, 2011, contained herein.

The financial information included herein as of December 31, 2011, and for the three and nine month periods ended December 31, 2011 and 2010, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.  Accounts receivable past 90 days due are $0 and $0 as of December 31, 2011 and March 31, 2011, respectively.

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

 Income per share for the three and nine months ended December 31, 2011 and 2010, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

Stock-based compensation

 For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three and nine months ended December 31, 2011 and 2010 was $-0- for both periods.

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

Income from discontinued operations in the periods presented were as follows:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$2,428,255
Cost of sales	-	-	-	1,111,539

Gross profit	$-	$-	$-	$1,316,716

General and administrative expenses	-	-	-	379,764
Interest expense	-	-	-	23,692
Income from discontinued operations	$-	$-	$-	$913,260

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D - Common stock:

Stock purchase warrants

At December 31, 2011, the Company had outstanding warrants to purchase 109,000 shares of the Company's common stock at prices which ranged from $0.60 per share to $0.75 per share.  The warrants are exercisable at any time and expire through September 7, 2012.  At December 31, 2011, 109,000 shares of common stock were reserved for that purpose.

Common stock reserved

At December 31, 2011, shares of common stock were reserved for the following purposes:

Exercise of stock warrants and debt conversion	109,000
Exercise of future grants of stock options and stock
appreciation rights under the 2000 stock option plan	179,133
288,133

Note E - Commitments:

         The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of December 31, 2011:

Year ending
March 31,	Amount

2012	$6,720
2013	20,160
$26,880

         The Company subleases a portion of its office facilities.  The sublease is on a quarterly renewal.  Total rent expense charged to operations was $1,551 and $17,154 for the nine months ended December 31, 2011 and 2010, respectively, and $524 and $700 for the three months ended December 31, 2011 and 2010, respectively.

         The Company subleases 92% of its office space to a 3rd party under a month-to-month sublease that requires a 30-day notice to terminate.  Payments received from sub-lessor reduce rent expense.

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

Our initial introduction to mobile entertainment led us to research the viability of personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service.  Our personalized ringback service provided a network-based personalized service that enabled users to choose an audio file that callers will listen to while the phone is ringing.  We believed that since we already had a relationship with the carrier and were integrated with these carriers customer service departments and billing departments that we had an opportunity to introduce new products with minimal integration effort.  At August 31, 2010 we had eight carrier customers providing My Phone Services Suite service in their marketplace.

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

We recorded a net loss from continuing operations of $83,225 or $.014 per share, for the nine-month period ended December 31, 2011, compared to a net loss of $188,143 or $.031 per share, for the nine-month period ended December 31, 2010. For the three-month period ended December 31, 2011, we recorded a net loss of $32,864 or $.006 per share compared to a net loss of $55,254 or $.009 per share for the three-month period ended December 31, 2010.

Total Sales

Total revenue for the nine-month period ended December 31, 2011, was $10,342 compared to $22,503 for the nine-month period ended December 31, 2010. Total revenue for the three-month period ended December 31, 2011, was $3,376 compared to $6,167 for the three-month period ended December 31, 2010. Revenue will continue to decline as the digital signage business is phased out.

Cost of Sales

Cost of sales for the nine-month period ended December 31, 2011 was $1,411 compared to $4,534 for the nine-month period ended December 31, 2010. Cost of sales for the three-month period ended December 31, 2011 was $527 compared to $1,123 for the three-month period ended December 31, 2010.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended December 31, 2011 were $81,279 compared to $198,659 for the nine-month period ended December 31, 2010. Selling, general and administrative expenses for the three-month period ended December 31, 2011 were $24,836 compared to $60,533 for the three-month period ended December 31, 2010.  General and administrative expenses will continue to drop as the overall overhead of the Company is reduced.

Other Income and Expense

We have recognized income from the sale of excess equipment of $-0-, for the nine-month period ended December 31, 2011 compared to $395 for the period ended December 31, 2010.   We recognized income from the sale of excess equipment of $-0- for the three-month period ended December 31, 2011 compared to $235 for the three-month period ended December 31, 2010.

We also recognized an impairment expense on spare part equipment of $10,877, for the nine-month period ended December 31, 2011 compared to impairment of digital sign equipment of $7,848 for the period ended December 31, 2010.  We recognized an impairment expense on spare part equipment of $10,877, for the three-month period ended December 31, 2011 compared to impairment expense of $-0- for the period ended December 31, 2010.

Income Taxes

As of December 31, 2011, we had cumulative federal net operating losses of approximately $17 million, which can be used to offset future income subject to federal income tax through the fiscal year 2031.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s ringback tone and content delivery business in all periods presented.  The income from discontinued operations in the three and nine months ended December 31, 2011 and 2010 were composed of the following:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$2,428,255
Cost of sales	-	-	-	1,111,539

Gross profit	$-	$-	$-	$1,316,716

General and administrative expenses	-	-	-	379,764
Interest expense	-	-	-	23,692
Income from discontinued operations	$-	$-	$-	$913,260

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2011 were approximately $415,151, a decrease of $73,880 from $489,031 at March 31, 2011.

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

                Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended December 31, 2011 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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
__________
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

PREFERRED VOICE, INC.

Date: February 10, 2012	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)