Form 10-K
period 2012-03-31
PREFERRED VOICE INC
filed 2012-06-27
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2012

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number 33-92894

PREFERRED VOICE, INC.
(Exact name of Issuer as specified in its charter)

Delaware	75-2440201
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6500 Greenville Avenue, Suite 330 Dallas, Texas 75206	214-368-1913
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $172,054 on June 15, 2012.

There were 6,130,184 shares of the Registrant's Common Stock outstanding on June 15, 2012.

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

Approximately 65% of the Company’s revenue came from one customer.  In early May 2010, this customer gave notice that it would be canceling its contract and did effective August 31, 2010.   The Company’s revenues from its remaining customers were insufficient to continue operational requirements.

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

The Company retained its digital signage support business and continued to support it until January 31, 2012 when it determined that the business was no longer viable and discontinued the service.

Employees

As of June 15, 2012, we had 1 full time employee.  Our employee is not represented by a labor organization.

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

Item 1B:  Unresolved Staff Comments

None

Item 2:  Properties

Our executive offices are located in Dallas, Texas.  We lease 1,536 square feet of space in a facility as a tenant.  The term of the lease is through December 31, 2012 and the rent is presently $2,240 per month.  The Company currently subleases 92% of its office space to a 3rd party under a month to month sublease.

Item 3:  Legal Proceedings

None

Item 4:  Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol “PRFV”. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending March 31, 2012 and March 31, 2011.  Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Fiscal 2012			Fiscal 2011
	HIGH	LOW		HIGH	LOW
1st Quarter	$0.05	$0.04	1st Quarter	$0.25	$0.20
2nd Quarter	$0.07	$0.04	2nd Quarter	$0.20	$0.04
3rd Quarter	$0.07	$0.06	3rd Quarter	$0.05	$0.04
4th Quarter	$0.06	$0.06	4th Quarter	$0.06	$0.04

On June 15, 2012, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $.06.

The number of holders of record of the Company’s common stock as of June 15, 2012 was 33 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

We have not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and have no intention of doing so in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2012.

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

Approximately 65% of the Company’s revenue came from one customer.  In early May 2010, this customer gave notice that it would be canceling its contract and did effective August 31, 2010.   The Company’s revenues from its remaining customers were insufficient to continue operational requirements.

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

The Company retained its digital signage support business until January of 2012 when it determined that it was no longer a viable business at which time it discontinued the service.

Results of Operations

The operations of the Company’s ringback tone, content delivery and digital sign business have been classified as discontinued in the Statements of Operations contained in the Company’s Financial Statements. Information provided below for results of operations include only the Company’s general overhead allocated to maintaining the Company as a reporting company.

We recorded net loss of $124,224, or $.02 per share, for the fiscal year ended March 31, 2012, compared to a net loss of $317,968, or $.05 per share, for the fiscal year ended March 31, 2011.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2012 were $113,347 compared to $329,731 for the fiscal year ended March 31, 2011.

General and administrative expenses will decline as the overall overhead of the Company is reduced and continuing operations are phased out.

Other Income and Expense

We have recognized income from the sale of excess equipment of $0, for the fiscal year ended March 31, 2012 compared to $11,763 for the fiscal year ended March 31, 2011.   We also recognized an impairment expense of $10,877 on equipment for the fiscal year ended March 31, 2012 compared to $-0- for the fiscal year ended March 31, 2011.

Income Taxes

As of March 31, 2012, we had cumulative federal net operating losses of approximately $15.7 million, which can be used to offset future income subject to federal income tax through the fiscal year 2032.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s ringback tone, content delivery, and digital sign business in all periods presented.  The Company had a gain on the sale of its ringback tone and content delivery business of $97,329, as follows:

Gross sales price	$225,000
Less: legal fees	6,240
Proceeds, net of expenses	218,760
Book value of assets sold	121,431
Gain on sale of assets, prior to income tax effect	97,329
Income tax expense	-0-
Gain on sale of assets net of income tax effect	$97,329

The income from discontinued operations for the fiscal year ended March 31, 2012 compared to March 31, 2011 was composed of the following:

	2012	2011

Net sales	$11,319	$2,452,913
Cost of sales	1,525	1,116,079

Gross profit	$9,794	$1,336,834

General and administrative expenses	$592	$393,407
Interest expense	-	23,692
Impairment	-	30,286
	$592	$447,385

Income from discontinued operations	$9,202	$889,449

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2012 were $391,174, a decrease of $97,857 from $489,031 at March 31, 2011.

Net cash used for continuing operating activities was $107,059 for the year ended March 31, 2012 compared to net cash used for operating activities of $283,516 for the year ended March 31, 2011.  Net cash provided from investing activities was $-0- for the year ended March 31, 2012 compared to $14,395 for the year ended March 31, 2011.  Net cash used for financing activities was $-0- for both periods.

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
MARCH 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of March 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2012 and 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC

/s/ PHILIP VOGEL & CO. PC
Certified Public Accountants

Dallas, Texas

June 26, 2012

PREFERRED VOICE, INC.
BALANCE SHEETS
MARCH 31, 2012 AND 2011

	2012	2011

Assets

Current assets:
Cash and cash equivalents	$391,174	$489,031
Accounts receivable, net of allowance for doubtful
accounts	5,828	6,771

Total current assets	$397,002	$495,802

Property and equipment:
Computer equipment	$16,745	$27,622
Furniture and fixtures	22,317	22,317
Office equipment	8,567	8,567

	$47,629	$58,506

Less accumulated depreciation	41,657	41,224

Net property and equipment	$5,972	$17,282

Other assets:
Deposits	$4,485	$4,485

Total other assets	$4,485	$4,485

Total assets	$407,459	$517,569

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$4,896	$1,082
Payroll taxes payable	1,796	698

Total current liabilities	$6,692	$1,780

Commitments and contingencies (Note H and I )

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184 and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(20,085,005)	(19,969,983)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$400,767	$515,789

Total liabilities and stockholders' equity (deficit)	$407,459	$517,569

The accompanying notes are an integral parts of these statements .

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Net sales	$-	$-

Cost of sales	-	-

Gross profit	$-	$-

General and administrative expenses	113,347	329,731

Loss from operations	$(113,347)	$(329,731)

Other income (expense):
Gain or (loss) on sale of assets	$-	$11,763
Impairment expense	(10,877)	-

Total other income (expense)	$(10,877)	$11,763

Loss from continuing operations before income taxes	$(124,224)	$(317,968)

Provision for income taxes	-	-

Loss from continuing operations	$(124,224)	$(317,968)

Income from discontinued operations	9,202	889,449

Gain on sale of discontinued operations	-	97,329

Net income (loss)	$(115,022)	$668,810

Per share amounts:
Net loss from continuing operations
per common share	$(0.02)	$(0.05)

Net income from discontinued operations
per common share	$0.00	$0.16

Net income (loss) per common share	$(0.02)	$0.11

The accompanying notes are an integral parts of these statements .

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

					Amounts
					Common		Additional		Total
	Shares of common stock				stock $0.001	Treasury	paid-in	Accummulated	stockholders'
	Authorized	Issued	Outstanding	In treasury	par value	stock	capital	deficit	equity

Balance - March 31, 2010	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(20,638,793)	$(153,021)

Net income for the year ended March 31, 2011	-	-	-	-	-	-	-	668,810	668,810

Balance - March 31, 2011	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(19,969,983)	$515,789

Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	-	-	(115,022)	(115,022)

Balance - March 31, 2012	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(20,085,005)	$400,767

The accompanying notes are an integral parts of these statements .

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012AND 2011

	2012	2011

Cash flows from operating activities:
Net income (loss)	$(115,022)	$668,810
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Income from discontinued operations, net of income taxes	$(9,202)	$(986,778)
Depreciation and amortization	433	14,005
Impairment of patents	-	19,822
Impairment of fixed assets	10,877	-
Gain on sale of assets	-	(11,763)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	943	(1,785)
(Increase) decrease in inventory	-	12,393
Increase (decrease) in accounts payable	4,912	1,780
Total adjustments	$7,963	$(952,326)

Net cash used by continuing operating activities	$(107,059)	$(283,516)
Net cash provided by discontinued operating activities	9,202	1,044,005
Net cash provided (used) by operating activities	$(97,857)	$760,489

Cash flows from investing activities:
Net cash provided by continuing investing activities
Proceeds from sale of assets	$-	$14,395
Net cash provided by discontinued investing activities
Proceeds from sale of assets	-	225,000
Net cash provided (used) by investing activities	$-	$239,395

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-
Net cash used by discontinued financing activities
Repayment of note payable	-	(1,111,500)

Net cash used by financing activities	$-	$(1,111,500)

Net increase (decrease) in cash and cash equivalents	$(97,857)	$(111,616)

Cash and cash equivalents:
Beginning of year	489,031	600,647

End of year	$391,174	$489,031

Supplemental cash flow information:
Cash paid for interest	$-	$58,500

The accompanying notes are an integral parts of these statements .

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

The Company continued its digital signage operations through January 31, 2012 at which time it discontinued operations due to a decline in business.

The operations of the Company’s ringback tone, content delivery, and digital sign products are reflected in the financial statements as discontinued operations.  The 2011 financial statements have been retrospectively adjusted to reflect the operations of the ringback tone, content delivery, and digital sign products as discontinued operations.

The Company intends to explore strategic alternatives including merger with another entity. Currently, the Company does not have any agreement or understanding with any entity, and there is no assurance that such a transaction will ever be consummated. The Company believes that it will be able to meet its cash requirements throughout fiscal 2013.

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

Depreciation expense for the years ended March 31, 2012 and 2011 was $433 and $8,397, respectively.

Capitalized software development

The Company has adopted the provisions of the Software Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to account for its internally developed software costs since the Company is dependent on the software to provide the enhanced services.  Under the provisions of the Software Topic, costs incurred prior to the product’s technological feasibility are expensed as incurred.  The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use and released to customers.  Capitalized software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  Amortization is computed on an individual product basis using the straight-line method over the estimated economic life of the product, generally three years.  With the discontinuation of its digital sign business, the Company determined that the capitalized software on its books was obsolete and determined that a write-off was appropriate.

During the years ended March 31, 2012 and 2011, there were no software development costs capitalized.  The amortization of capitalized software development costs for the years ended March 31, 2012 and 2011 was $-0- and $688, respectively.

Patents

Patents are recorded at cost.  Amortization is computed on the straight-line method over the identifiable lives of the patents.  The Company has adopted the provisions of the Intangibles – Goodwill and Other Topic of the FASB, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value.  The Company tested its intangible assets for impairment as of March 31, 2011 and determined that full impairment of its patents was appropriate.

The amortization of patents for the years ended March 31, 2012 and 2011 was $-0- and $5,752, respectively.

Advertising expense

The Company expenses advertising costs when the advertisement occurs.  Total advertising expense amounted to $-0- for the years ended March 31, 2012 and 2011.

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

During the years ended March 31, 2012 and 2011, the Company’s revenue consisted of services that have been discontinued.

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

Stock based compensation

The Company recognizes compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements in accordance with the Stock Compensation Topic of the FASB ASC.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  Stock-based compensation expense recognized for the years ended March 31, 2012 and 2011 was $-0- for both periods.  As of March 31, 2012, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements.  Disclosures required by this statement are in Notes F and G.

Income or loss per share

The Company adopted the provisions of the Earnings Per Share Topic of the FASB Accounting Standards Codification.  This standard replaces primary and fully-diluted earnings per share (EPS) with basic and diluted EPS.  Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Loss per share is based on the weighted average number of shares outstanding of 6,130,184, for each of the years ended March 31, 2012 and 2011.

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

Income from discontinued operations in the periods presented was as follows:

	2012	2011

Net sales	$11,319	$2,452,913
Cost of sales	1,525	1,116,079

Gross profit	$9,794	$1,336,834

General and administrative expenses	$592	$393,407
Interest expense	-	23,692
Impairment	-	30,286
	$592	$447,385

Income from discontinued operations	$9,202	$889,449

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note D - Common stock:

Stock purchase warrants

At March 31, 2012 the Company had no outstanding warrants.

Note E - Employee stock option plans:

2000 Plan

On September 29, 2000, the Company adopted an incentive stock option and other equity participation plan (“2000 Plan”) which permits the issuance of stock purchase agreements, stock awards, incentive stock options, non-qualified stock options and stock appreciation rights to selected employees and independent contractors of the Company.  The 2000 Plan reserved 400,000 shares of common stock for grant and provides that the term of each award be determined by the committee of the Board of Directors (Committee) charged with administering the Plan.  In February 2006, the Committee revised the plan to reserve 1,000,000 shares of common stock for grant.  These stock options vest over a period of one to two years and expire five years from the grant date.  The Plan expired on September 29, 2010 but remained in effect until January 24, 2012 when the last employee option expired.

As of March 31, 2012, 41,667 options have been exercised, 1,061,995 have been forfeited, and 288,683 have expired, none remain outstanding.

Employee warrants

As of March 31, 2012, none of the employee warrants have been exercised or forfeited, 1,143,000 expired, none remain outstanding.

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

Following is a summary of the stock award and incentive plans:

	2012		2011
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	179,133	$0.60	814,133	$0.62
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(635,000)	0.62
Cancelled	-	-	-	-
Expired	(179,133)	$0.60	-	-

Outstanding at end of year	-	$-	179,133	$0.60

Options exercisable at end of year	-	$-	179,133	$0.60
Weighted average fair value of
options granted during the year		$-		$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note F - Information related to employee stock options and warrants (continued):

Following is a summary of warrants issued to employees:

	2012		2011
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	151,000	$0.62	196,000	$0.63
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(151,000)	0.62	(45,000)	0.67

Outstanding at end of year	-	$-	151,000	$0.62

Warrants exercisable at end of year	-	$-	151,000	$0.62
Weighted average fair value of
warrants granted during the year		$-		$-

Note G - Stock warrants:

During the years ended March 31, 2012 and 2011, the Company issued -0- warrants to service provider; therefore, no expense was recognized by the Company during the years ended March 31, 2012 and 2011.  The Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date.

As of March 31, 2012, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; and 1,330,750 have expired.

For the years ended March 31, 2012 and 2011, the Company issued -0- warrants in connection with stock offerings; therefore, no expense was recognized by the Company during the years ended March 31, 2012 and 2011.

As of March 31, 2012, 204,499 of the total warrants issued for stock offerings have been exercised; none have been forfeited; and 4,403,421 have expired.

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model.

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	2012		2011
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	967,143	$0.50	967,143	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(967,143)	0.50	-	0.50

Outstanding at end of year	-	$-	967,143	$0.50

Warrants exercisable at end of year	-	$-	967,143	$0.50
Weighted average fair value of
warrants granted during the year		$-		$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note G - Stock warrants (continued):

The following is a summary of warrants issued in connection with stock and debenture offerings:

	2012		2011
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	1,689,428	$0.50	3,971,928	$0.56
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1,689,428)	0.50	(2,282,500)	0.60

Outstanding at end of year	-	$-	1,689,428	$0.50

Warrants exercisable at end of year	-	$-	1,689,428	$0.50
Weighted average fair value of
warrants granted during the year		$-		$-

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note F):

	2012		2011
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price
Outstanding at beginning
of year	2,807,571	$0.51	5,135,071	$0.55
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(2,807,571)	0.51	(2,327,500)	0.60

Outstanding at end of year	-	$-	2,807,571	$0.51

Warrants exercisable at end of year	-	$-	2,807,571	$0.51
Weighted average fair value of
warrants granted during the year		$-		$-

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

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note H - Income taxes (continued):

The provision for income taxes as of March 31 consists of:

	2012	2011

Current income taxes	$-	$-
Change in deferred income taxes due to
temporary differences	-	-

	$-	$-

The provision for income taxes for the years ended March 31, 2012 and 2011 differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	2012	2011

Computed “expected” tax benefit	$39,000	$227,000
Nondeductible items	-	1,000
Temporary differences	-	(37,000)
Net operating loss carry-forward	(39,000)	(191,000)

Provision for income taxes	$-	$-

Deferred tax (liabilities) assets as of March 31 consist of the following:

	2012	2011

Accumulated depreciation	$-	$-

Gross deferred tax liabilities	$-	$-

Accumulated depreciation	$5,000	$5,000
Net operating loss carry-forward	5,917,000	5,878,000

Gross deferred tax assets	$5,912,000	$5,883,000
Valuation allowance	(5,912,000)	(5,883,000)

	$-	$-

Net deferred tax assets	$-	$-

The change in the deferred tax valuation
allowance is as follows:	$39,000	$(581,000)

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

The Company has available at March 31, 2012, a net operating loss carry-forward of approximately $15,750,000 which can be used to offset future taxable income through the year 2032.  Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note I - Commitments:

The Company leases its office facilities and some office equipment under operating leases expiring through December 2012. Following is a schedule of future minimum lease payments required under the above operating leases as of March 31, 2012:

Year ending
March 31,	Amount

2013	$20,160
2014	-
2015	-
2016	-
2017	-
$20,160

Total rent expense charged to operations was $1,813 and $17,668, for the years ended March 31, 2012 and 2011, respectively.

The Company subleases 92% of its office space to a 3rd party under a month to month sublease.  Payments received from sub-lessor reduce rent expense.

Note J - Going concern:

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

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures.   We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, the Chief Executive Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting.   The Company has made no changes in its internal control over financial reporting in connection with its fourth quarter 2012 evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors currently consists of two (2) people. Directors serve until the next annual meeting and until their successors are elected and qualified.  The following table sets forth information about all of our Directors and executive officers and all persons nominated or chosen to become such:

Name	Age	Office	Year First Elected Director
Mary G. Merritt	55	Director, Chief Executive Officer, Executive VP-Finance and Secretary/Treasurer	1994
Scott V. Ogilvie	58	Director	2000

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

Item 11.  Executive Compensation

The following tables set forth the compensation paid by the Company to our executive officers during the fiscal years ended March 31, 2012 and 2011.

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total
Mary G Merritt Chief Executive Officer,	2012	$59,225	-	-	-	-	-	-	$59,225
EVP – Finance(1)	2011	$103,644	$70,000	-	-	-	-	-	$173,644
(1) Ms. Merritt has served as Chief Executive Officer since February, 2005.

Outstanding Equity Awards at Fiscal Year-End Table

We have not granted any stock awards other than as stock options.  The Company’s 2000 Employee  Stock Option Plan expired effective January 24, 2012.  There are no option awards outstanding at March 31, 2012 to our executive officer.

Equity Compensation Plan

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	0	0	0

Compensation of Directors

We did not pay and cash fees to our director for the year end March 31, 2012.  We pay directors' expenses to attend board meetings. During the year ended March 31, 2012, no director expenses were reimbursed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 15, 2012, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage
Mary G. Merritt	227,580	3.71%
Scott Ogilvie	0	*
JMG Capital Partners, L.P.(3)	596,531	9.73%
JMG Triton Offshore Fund Ltd.(4)	595,931	9.72%
J. Steven Emerson(5)	897,316	14.64%
Bristol Investment Fund, Ltd.(6)	334,742	5.46%
G. Tyler Runnels(7)	787,753	12.85%
All Directors and executive officers as a group (two persons)	227,580	3.71%

*	Less than one percent (1%).
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

2)
Based on 6,130,184 shares outstanding on June 15, 2012.  Shares of common stock subject to options that are exercisable within 60 days of June 15, 2012, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)
JMG Capital Partners’ address is 11601 Wilshire Blvd, Suite 2180, Los Angeles, California  90025.  JMG Capital Partners has advised us that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and is the natural person with sole voting power over the shares held by JMG Capital Partners.

4)
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

5)	Includes 727,057 shares held in Mr. Emerson’s retirement accounts and 2,000 shares held by Emerson Partners.
6)
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

7)
Includes 130,000 shares held by The Runnels Family Trust, 355,459 shares held by High Tide, LLC, for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC and 272,456 held by T.R. Winston & Company Incorporated for which Mr. Runnels has voting power over the shares held by T.R. Winston & Company Incorporated .

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

See Item 9 above for information concerning director independence.

Item 14.  Principal Accountant Fees and Services

Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995.  The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the fiscal years ended March 31, 2012 and 2011:

	2012	2011
Audit Fees (a)	$19,650	$29,750
Audit-Related Fees (b)	$0	$0
Tax Fees (c)	$0	$0
All Other Fees	$0	$0

(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed.  For the year ended March 31, 2012, 100% of all audit-related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

Preferred Voice, Inc. (Registrant)

Date: June 27, 2012	By:	/s/ Mary G. Merritt
Mary G. Merritt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt	Chairman and Chief Executive Officer	June 27, 2012
Mary G. Merritt	(Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)
/s/ Scott Ogilvie	Director	June 27, 2012
Scott Ogilvie