Form 10-Q
period 2012-06-30
PREFERRED VOICE INC
filed 2012-08-13
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended June 30, 2012.

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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of July 31, 2012.

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2012 AND MARCH 31, 2012

	June 30,	March 31,
	2012	2012
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$366,257	$391,174
Accounts receivable, net of allowance for doubtful
accounts	5,828	5,828

Total current assets	$372,085	$397,002

Property and equipment:
Computer equipment	$11,349	$16,745
Furniture and fixtures	22,317	22,317
Office equipment	8,567	8,567

	$42,233	$47,629

Less accumulated depreciation	41,765	41,657

Net property and equipment	$468	$5,972

Other assets:
Deposits	$4,485	$4,485

Total other assets	$4,485	$4,485

Total assets	$377,038	$407,459

The accompanying notes are an integral part of these financial statements.

	June 30,	March 31,
	2012	2012
	(unaudited)	(audited)

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$541	$4,896
Payroll taxes payable	-	1,796

Total current liabilities	$541	$6,692

Commitments and contingencies (Note E)

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(20,109,275)	(20,085,005)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$376,497	$400,767

Total liabilities and stockholders' equity (deficit)	$377,038	$407,459

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)

Net sales	$-	$-

Cost of sales	-	-

Gross profit	$-	$-

General and administrative expenses	$18,874	$19,281

Loss from operations	$(18,874)	$(19,281)

Other income:
Gain on sale of assets	$-	$-
Impairment expense	(5,396)	-

Total other income	$(5,396)	$-

Loss from continuing operations
before income taxes	$(24,270)	$(19,281)

Provision for income taxes	-	-

Loss from continuing operations	$(24,270)	$(19,281)

Income from discontinued operations	$-	$2,857

Net income (loss)	$(24,270)	$(16,424)

Per share amounts:
Net loss from continuing operations
per common share	$(0.004)	$(0.003)

Net income from discontinued operations
per common share	$-	$0.000

Net income (loss) per common share	$(0.004)	$(0.003)

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(24,270)	$(16,424)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Income from discontinued operations, net of income taxes	$-	$(2,857)
Depreciation and amortization	108	108
Impairment of fixed assets	5,396	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(303)
Increase (decrease) in accounts payable and accrued expenses	(6,151)	(217)
Total adjustments	$(647)	$(3,269)

Net cash used by continuing operating activities	$(24,917)	$(19,693)
Net cash provided by discontinued operating activities	-	2,857
Net cash (used) provided by operating activities	$(24,917)	$(16,836)

Cash flows from investing activities:
Net cash provided by continuing investing activities	$-	$-
Net cash provided by discontinued investing activities
Net cash provided (used) by investing activities	$-	$-

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-
Net cash used by discontinued financing activities	-	-
Net cash used by financing activities	$-	$-

Net increase (decrease) in cash and cash equivalents	$(24,917)	$(16,836)

Cash and cash equivalents:
Beginning of period	391,174	489,031

End of period	$366,257	$472,195

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A - General organization and management’s plans:

Preferred Voice, Inc. (the "Company") is a Delaware corporation incorporated in 1992, commenced business on May 13, 1994, and was in the development stage until August 1, 1995. On February 25, 1997, the Company’s stockholders approved changing the name of the Company to better reflect the nature of the Company’s business. The Company currently has no operations but continues to maintain its principal offices in Dallas, Texas.

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

The operations of the Company’s digital sign products are reflected in the financial statements as discontinued operations.  The 2011 financial statements have been retrospectively adjusted to reflect the operations of the digital sign products as discontinued operations.

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2012, Form 10K and should be read in conjunction with the financial statements for the three months ended June 30, 2012, contained herein.

The financial information included herein as of June 30, 2012, and for the three-month periods ended June 30, 2012 and 2011, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from the invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.   Accounts receivable past 90 days due are $-0- and $-0- as of June 30, 2012 and March 31, 2012, respectively.

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

The Company made a decision that the spare parts were deemed to be impaired and written down to their fair value of $-0-.   An impairment expense of $5,396 has been charged to operations for the three month period ended June 30, 2012.

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

There were no revenues in the three-month period ended June 30, 2012.  During the three-month period ended June 30, 2011, the Company’s revenue consisted of services that have been discontinued.

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

Income per share for the three months ended June 30, 2012 and 2011, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

The Company has available at March 31, 2012, a net operating loss carry-forward of approximately $15,750,000, which can be used to offset future taxable income through the year 2031.  Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three months ended June 30, 2012 and 2011 was $-0- for both periods.

Subsequent events

In May 2009, the FASB issued new authoritative guidance for subsequent events. Such authoritative guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1)  the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2)  the circumstance under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This authoritative guidance is effective for the interim or annual financial periods ending after June 15, 2009.  On June 30, 2009, the Company adopted the authoritative guidance for subsequent events. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note C - Discontinued operations:

In accordance with FASB Accounting Standards Codification, Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters Topic, the Company has presented the results of the Company’s ringback tone and content delivery product business as discontinued operations in the accompanying statement of operations and statement of cash flows.

Income from discontinued operations in the periods presented were as follows:

	Three months	Three months
	ended	ended
	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)

Net sales	$-	$3,856
Cost of sales	-	773

Gross profit	$-	$3,083

General and administrative expenses	$-	$226
Income from discontinued operations	$-	$2,857

Note D - Common stock:

At June 30, 2012, the Company had no outstanding options or warrants.

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases expiring through December 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of June 30, 2012:

Year ending
March 31,	Amount

2013	$13,440
2014	-
$13,440

The Company subleases 92% of its office space to a third party under a month-to-month sublease that requires a 30-day notice to terminate.  Payments received from sub-lessor reduce rent expense.  Total rent expense charged to operations was $538 and $514 for the three months ended June 30, 2012 and 2011, respectively.

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

Results of Operations

The operations of the Company’s digital sign business have been classified as discontinued in the Statements of Operations contained in the Company’s Financial Statements. The results of continuing operations include only the Company’s general overhead allocated to the continuing business enterprise.

We recorded a net loss from continuing operations of $24,270 or $.004 per share, for the three-month period ended June 30, 2012, compared to a net loss of $19,281 or $.003 per share, for the three-month period ended June 30, 2011.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended June 30, 2012 were $18,874 compared to $19,281 for the three-month period ended June 30, 2011.  General and administrative expenses will continue to drop as the overall overhead of the Company is reduced.

Other Income and Expense

We recognized an impairment expense on spare part equipment of $5,396, for the three-month period ended June 30, 2012 compared to impairment expense of $-0- for the three-month period ended June 30, 2011.

Income Taxes

As of June 30, 2012, we had cumulative federal net operating losses of approximately $15.7 million, which can be used to offset future income subject to federal income tax through the fiscal year 2031.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s digital sign business in all periods presented.  The income from discontinued operations in the three months ended June 30, 2012 and 2011 were composed of the following:

	Three months	Three months
	ended	ended
	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)

Net sales	$-	$3,856
Cost of sales	-	773

Gross profit	$-	$3,083

General and administrative expenses	$-	$226
Income from discontinued operations	$-	$2,857

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2012 were approximately $366,257, a decrease of $24,917 from $391,174 at March 31, 2012.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2012 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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
_________
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

PREFERRED VOICE, INC.

Date: August 13, 2012	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)