Form 10-Q
period 2012-09-30
PREFERRED VOICE INC
filed 2012-11-13
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C.  20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2012.

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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of October 31, 2012.

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2012 AND MARCH 31, 2012

	September 30,	March 31,
	2012	2012
	(unaudited)	(audited)

Assets

Current assets:
Cash and cash equivalents	$341,364	$391,174
Accounts receivable, net of allowance for doubtful accounts	5,840	5,828

Total current assets	$347,204	$397,002

Property and equipment:
Computer equipment	$11,349	$16,745
Furniture and fixtures	22,317	22,317
Office equipment	8,567	8,567

	$42,233	$47,629
Less accumulated depreciation	41,874	41,657

Net property and equipment	$359	$5,972

Other assets:
Deposits	$4,485	$4,485

Total other assets	$4,485	$4,485

Total assets	$352,048	$407,459

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$4,402	$4,896
Payroll taxes payable	1,133	1,796

Total current liabilities	$5,535	$6,692
Commitments and contingencies (Note E)

Stockholders' equity (deficit):

Common stock, $.001 par value; 100,000,000 shares authorized; 6,130,184 and 6,130,184 shares issued, respectively	$6,130	$6,130
Additional paid-in capital	20,481,148	20,481,148
Accumulated deficit	(20,139,259)	(20,085,005)
Treasury stock - 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity (deficit)	$346,513	$400,767

Total liabilities and stockholders' equity (deficit)	$352,048	$407,459

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	$-	$-	$-	$-

General and administrative expenses	$29,984	$48,858	$36,913	$56,195

Loss from operations	$(29,984)	$(48,858)	$(36,913)	$(56,195)

Other income (expense):
Impairment expense	$-	$(5,396)	$-	$-

Total other expense	$-	$(5,396)	$-	$-

Loss from continuing operations before income taxes	$(29,984)	$(54,254)	$(36,913)	$(56,195)

Provision for income taxes	-	-	-	-

Loss from continuing operations	$(29,984)	$(54,254)	$(36,913)	$(56,195)

Income from discontinued operations	$-	$-	$2,977	$5,834

Net income (loss)	$(29,984)	$(54,254)	$(33,936)	$(50,361)

Per share amounts:
Net loss from continuing operations per common share	$(0.005)	$(0.009)	$(0.006)	$(0.009)

Net income from discontinued operations per common share	$-	$-	$0.000	$0.001

Net income (loss) per common share	$(0.005)	$(0.009)	$(0.006)	$(0.008)

The accompanying notes are an integral part of these financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$(54,254)	$(50,361)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Income from discontinued operations, net of income taxes	$-	$(5,834)
Depreciation and amortization	217	216
Impairment of fixed assets	5,396	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12)	(224)
Increase (decrease) in accounts payable and accrued expenses	(1,157)	13,121
Total adjustments	$4,444	$7,279

Net cash used by continuing operating activities	$(49,810)	$(43,082)
Net cash provided by discontinued operating activities	-	5,834
Net cash provided by operating activities	$(49,810)	$(37,248)

Cash flows from investing activities:
Net cash provided by continuing investing activities	$-	$-
Net cash provided by discontinued investing activities
Net cash provided by investing activities	$-	$-

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-
Net cash used by discontinued financing activities
Net cash used by financing activities	$-	$-

Net increase (decrease) in cash and cash equivalents	$(49,810)	$(37,248)

Cash and cash equivalents:
Beginning of period	391,174	489,031

End of period	$341,364	$451,783

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

Note B - Summary of significant accounting policies:

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its March 31, 2012, Form 10K and should be read in conjunction with the financial statements for the three and six months ended September 30, 2012, contained herein.

The financial information included herein as of September 30, 2012, and for the three and six-month periods ended September 30, 2012 and 2011, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from the invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected.   Accounts receivable past 90 days due are $-0- and $-0- as of September 30, 2012 and March 31, 2012, respectively.

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

The Company made a decision that the spare parts were deemed to be impaired and written down to their fair value of $-0-.   An impairment expense of $5,396 has been charged to operations for the six-month period ended September 30, 2012.

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

There were no revenues in the three and six-month periods ended September 30, 2012.  During the three and six-month periods ended September 30, 2011, the Company’s revenue consisted of services that have been discontinued.

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

Income per share for the three and six-months ended September 30, 2012 and 2011, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note B - Summary of significant accounting policies (continued):

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification.  This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.   Compensation expense recognized during the three and six-months ended September 30, 2012 and 2011 was $-0- for both periods.

Note C - Discontinued operations:

In accordance with FASB Accounting Standards Codification, Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters Topic, the Company has presented the results of the Company’s digital sign  product business as discontinued operations in the accompanying statement of operations and statement of cash flows.

Income from discontinued operations in the periods presented were as follows:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$3,110	$6,966

Cost of sales	-	-	111	884

Gross profit	$-	$-	$2,999	$6,082

General and administrative expenses	$-	$-	$22	$248

Income from discontinued operations	$-	$-	$2,977	$5,834

Note D - Common stock:

At September 30, 2012, the Company had no outstanding options or warrants.

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note E - Commitments:

The Company leases its office facilities and office equipment under operating leases originally expiring on December 31, 2012.  The Company and the lessor amended the lease to terminate effective October 31, 2012.  Following is a schedule of future minimum lease payments required under the above operating leases as of September 30, 2012:

Year ending March 31,	Amount

2013	$2,240

The Company subleases 92% of its office space to a third party under a month-to-month sublease that will expire with the termination of the Company’s lease October 31, 2012.  Payments received from sub-lessor reduce rent expense.  Total rent expense charged to operations was $1,075 and $1,014 for the six months ended September 30, 2012 and 2011, respectively, and $538 and $507 for the three months ended September 30, 2012 and 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-K for the fiscal year ended March 31, 2012.  Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company’s stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act.  A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

We recorded a net loss from continuing operations of $54,254 or $.009 per share, for the six-month period ended September 30, 2012, compared to a net loss from continuing operations of 56,195 or $.009 per share, for the six-month period ended September 30, 2011.  For the three-month period ended September 30, 2012, we recorded a net loss of $29,984 or $.005 per share compared to a net loss from continuing operations of $36,913 or $.006 per share, for the three-month period ended September 30, 2011.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended September 30, 2012 were $48,858 compared to $56,195 for the six-month period ended September 30, 2011.  Selling, general and administrative expenses for the three-month period ended September 30, 2012 were $29,984 compared to $36,913 for the three-month period ended September 30, 2011.  General and administrative expenses will continue to drop as the overall overhead of the Company is reduced.

Other Income and Expense

We recognized an impairment expense on spare part equipment of $5,396, for the six-month period ended September 30, 2012 compared to impairment expense of $-0- for the six-month period ended September 30, 2011.

Income Taxes

As of September 30, 2012, we had cumulative federal net operating losses of approximately $16 million, which can be used to offset future income subject to federal income tax through the fiscal year 2031.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s digital sign business in all periods presented.  The income from discontinued operations in the three and six months ended September 30, 2012 and 2011 were composed of the following:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$3,110	$6,966

Cost of sales	-	-	111	884

Gross profit	$-	$-	$2,999	$6,082

General and administrative expenses	$-	$-	$22	$248

Income from discontinued operations	$-	$-	$2,977	$5,834

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2012 were approximately $341,364, a decrease of $49,810 from $391,174 at March 31, 2012.

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

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2012 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

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

PREFERRED VOICE, INC.

November 13, 2012	By:	/s/ Mary G. Merritt
Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer)