Form 10-KT
period 2012-12-31
PREFERRED VOICE INC
filed 2013-02-20
CIK 946822

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

☒	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from April 1 to December 31, 2012

Commission File Number 33-92894

PREFERRED VOICE, INC.
(Exact name of Issuer as specified in its charter)

Delaware	75-2440201
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3112 Purdue Avenue Dallas, Texas 75225	214-850-6830
(Address of principal executive offices, including zip code)	(Issuer’s telephone number, including area code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $115,679 on January 16, 2013.

There were 6,130,184 shares of the Registrant's Common Stock outstanding on January 16, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Preferred Voice, Inc.

PART I

Explanatory Note

This Transition Report on Form 10-K includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

On January 15, 2013, our Board of Directors approved a change of our fiscal year end from March 31, to December 31 effective immediately. The change was made to align our fiscal periods with those of potential third party merger candidates.

Employees

As of January 16, 2013, we had 1 full time employee.  Our employee is not represented by a labor organization.

Patents, Trademarks and Copyright

We have received allowance on our U. S. Patent Applications “Method and Apparatus That Provides a Reusable Voice Path in Addition to Release Link Functionality for Use with a Platform Having a Voice Activated Front End” and “System Access Modules for Use with a Telecommunications Switch, a Telephony Server System and a Method of Enabling a Communications Session”.  The company continues to evaluate the use of these patents in future products and/or the ability to license their use to third parties.

Item 1A:  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B:  Unresolved Staff Comments

None

Item 2:  Properties

Until October 31, 2012 the Company leased 1,536 square feet of space in a facility as a tenant.  The term of the lease was through December 31, 2012 but was terminated early through mutual agreement with the lessor. The Company currently has no physical office.

Item 3:  Legal Proceedings

None

Item 4:  Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol “PRFV”. The following table sets forth, for the calendar quarters indicated, the high and low closing bid prices of our shares of common stock. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

OTC ELECTRONIC BULLETIN BOARD BID PRICE

Transition Period	High	Low
3rd Quarter (October - December 2012)	$0.07	$0.02
2nd Quarter (July - September 2012)	$0.07	$0.06
1st Quarter (April - June 2012)	$0.07	$0.06

Fiscal Year 2012	High	Low
4th Quarter (January - March 2012)	$0.05	$0.04
3rd Quarter (October - December 2011)	$0.07	$0.04
2nd Quarter (July - September 2011)	$0.07	$0.06
1st Quarter (April - June 2011)	$0.06	$0.06

Fiscal Year 2011	High	Low
4th Quarter (January - March 2011)	$0.06	$0.04
3rd Quarter (October - December 2010)	$0.05	$0.04
2nd Quarter (July - September 2010)	$0.20	$0.04
1st Quarter (April - June 2010)	$0.25	$0.20

On January 16, 2013, the closing bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $.05.

The number of holders of record of the Company’s common stock as of January 16, 2013  was 33 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

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

We recorded net loss of $76,982, or $.01 per share, for the Transition Period ended December 31, 2012 compared to a net loss of $83,225, or $.01 for the nine-month period ended December 31, 2011.  We recorded net loss of $115,022, or $.02 per share, for the year ended March 31, 2012 compared to a gain of $668,810, or $.11 per share for the year ended March 31, 2011.

Selling, General and Administrative

Selling, general and administrative expenses for the Transition Period ended December 31, 2012 were $71,612 compared to $80,813 for the nine-month period ended December 31, 2011 which consisted primarily of salary expense in both periods.  Selling, general and administrative expenses for the year ended March 31, 2012 were $113,347 compared to $329,731 for the year ended March 31, 2011 which consisted primarily of salary expense in both periods.

Other Income and Expense

We have recognized income from the sale of excess equipment of $26 for the Transition Period ended December 31, 2012 compared to $0 for the nine-month period ended December 31, 2011.   For the years ended March 31, 2012 and 2011 we recognized gain on sale of assets of $0 and $11,763, respectively.  We also recognized an impairment expense of $5,396 on equipment for the Transition Period ended December 31, 2012 compared to $10,877 for the nine-month period ended December 31, 2011.  For the years ended March 31, 2012 and 2011 we recognized impairment expense on equipment of $10,877 and $0, respectively.

Income Taxes

As of December 31, 2012, we had cumulative federal net operating losses of approximately $15.8 million, which can be used to offset future income subject to federal income tax through the fiscal year 2032.  Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s ringback tone, content delivery, and digital sign business.  The Company had a gain on the sale of its ringback tone and content delivery business of $97,329, as follows:

Gross sales price	$225,000
Less: legal fees	6,240
Proceeds, net of expenses	218,760
Book value of assets sold	121,431
Gain on sale of assets, prior to income tax effect	97,329
Income tax expense	-0-
Gain on sale of assets net of income tax effect	$97,329

The table below reflects certain information regarding discontinued operations:

	Nine Months Ended December 31,		Year Ended March 31,
		2011
	2012	(Unaudited)	2012	2011

Net sales	$-	$10,341	$11,319	$2,452,913
Cost of sales	-	1,410	1,525	1,116,079

Gross profit	$-	$8,931	$9,794	$1,336,834

General and administrative expenses	$-	$466	$592	$393,407
Interest expense	-		-	23,692
Impairment	-		-	30,286
	$-	$8,465	$592	$447,385

Income from discontinued operations		$8,465	$9,202	$889,449

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2012 were $318.032, a decrease of $73,142 from $391,174 at March 31, 2012.
Net cash used for continuing operating activities was $73,491 for the Transition Period ended December 31, 2012.  Net cash provided from investing activities was $349 for the Transition Period ended December 31, 2012. 2011.  Net cash used for financing activities was $-0- for the Transition Period ended December 31, 2012.

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

The Company will explore strategic alternatives including merger with another entity.  Currently, we do not have any agreement with any entity and there is no assurance that such a transaction will ever be consummated.  The Company currently has sufficient capital resources to continue its diminished operations and continue to evaluate viable opportunities.

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

Critical Accounting Policies

Fiscal Year-End — The Company has changed its year end from March 31 to December 31. All references in these consolidated financial statements refer to the December 31 year end, unless otherwise specified. References to Transition Period refer to the nine month period ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Transition Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures. We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, the Chief Executive Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting.   The Company has made no changes in its internal control over financial reporting during the Transition Period ended December 31, 2012 evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 11. Executive Compensation

The following tables set forth the compensation paid by the Company to our executive officers during the fiscal years ended March 31, 2012 and 2011, and the Transition Period.

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total

Mary G Merritt	2012*	$38,269	-	-	-	-	-	-	$38,269
Chief Executive Officer,	2012	$59,225	-	-	-	-	-	-	$59,225
EVP – Finance(1)	2011	$103,644	$70,000	-	-	-	-	-	$173,644
___________
* Transition period : April 1, 2012 – December 31, 2011
(1) Ms. Merritt has served as Chief Executive Officer since February, 2005.

Outstanding Equity Awards at Fiscal Year-End Table

We have not granted any stock awards other than as stock options.  The Company’s 2000 Employee Stock Option Plan expired effective January 24, 2012.  There are no option awards outstanding at December 31, 2012 to our executive officer.

Compensation of Directors

We did not pay and cash fees to our director for the Transition Period ended December 31, 2012.  We pay directors' expenses to attend board meetings. During the Transition Period ended December 31, 2012, no director expenses were reimbursed.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 16, 2013, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the directors and named executive officers of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Beneficial Ownership (1), (2)

Name of Beneficial Owner	Number of Shares	Percentage

Mary G. Merritt	227,580	3.71%

Scott Ogilvie.(3)	200,000	3.16%

JMG Capital Partners, L.P.(4)	596,531	9.73%

JMG Triton Offshore Fund Ltd.(5)	595,931	9.72%

J. Steven Emerson(6)	897,316	14.64%

Bristol Investment Fund, Ltd(7)	317,142	5.17%

G. Tyler Runnels(8)	1,182,100	19.28%

All Directors and executive officers as a group (two persons)	427,580	6.87%
_____________
*	Less than one percent (1%).
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

2)
Based on 6,130,184 shares outstanding on January 16, 2013.  Shares of common stock subject to options that are exercisable within 60 days of January 16, 2013, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

3)	Includes 200,000 warrants.
4)
JMG Capital Partners’ address is 11601 Wilshire Blvd, Suite 2180, Los Angeles, California  90025.  JMG Capital Partners has advised us that Jonathan M. Glaser is the member-manager of JMG Capital Management, LLC, which is the general partner of JMG Capital Partners, and is the natural person with sole voting power over the shares held by JMG Capital Partners.

5)
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

6)	Includes 727,057 shares held in Mr. Emerson’s retirement accounts and 2,000 shares held by Emerson Partners.
7)
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

8)
Includes 683,363 shares held by The Runnels Family Trust, 356,901 shares held by High Tide, LLC, for which Mr. Runnels has sole voting power over the shares held by High Tide, LLC and 111,998 held by T.R. Winston & Company Incorporated for which Mr. Runnels has voting power over the shares held by T.R. Winston & Company Incorporated .

Item 13. Certain Relationships and Related Transactions, and Director Independence

On November 15, 2012 we issued Scott Ogilvie warrants to purchase 200,000 shares of our common stock at an exercise price of $.10 per share on or before November 15, 2013 related to his position as a director of the company.

See Item 9 above for information concerning director independence.

Item 14. Principal Accountant Fees and Services

Our independent auditors, Philip Vogel & Co., P.C., have no direct or indirect interest in the Company and have been the Company’s Independent Registered Public Accounting Firm since 1995.  The following table sets forth the fees billed and estimated fees for professional audit services provided by such firm for the Transition Period ended December 31, 2012 and the fiscal years ended March 31, 2012 and 2011:

	Transition	March 31,
	Period	2012	2011

Audit Fees (a)	$11,250	$19,650	$29,750

Audit-Related Fees (b)	$0	$0	$0

Tax Fees (c)	$0	$0	$0

All Other Fees	$0	$0	$0
________________
(a)	Includes fees for services related to the audits of our annual financial statements and the reviews of our interim financial statements and assistance with SEC filings.
(b)	Includes fees for services related to transaction due diligence and consultations with respect to compliance with Section 404 of the Sarbanes-Oxley Act.
(c)	Includes fees for services related to tax compliance, preparation and planning services (including U.S. federal, state and local returns) and tax examination assistance.

Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed.  For the Transition Period ended December 31, 2012, 100% of all audit-related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Philip Vogel & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (Exhibit 3.1)
3.2(1)	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (Exhibit 3.2)
3.3(1)	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (Exhibit 3.3)
3.4(2)	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (Exhibit 3.5)
3.5(3)	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (Exhibit 3.5)
3.6^	Certificate of Amendment, filed on April 27, 2007with the Secretary of State of Delaware (Exhibit 3.1)
3.7(1)	Bylaws of the registrant (Exhibit 3.4)
10.1(4)	Form of Warrant Certificate and Schedule of Warrant Certificates (Exhibit 10.1)
10.2(6)	Form of Subscription Agreement between Preferred Voice, Inc. and certain purchasers of Preferred Voice, Inc. common stock (Exhibit 10.1)
10.3(6)	Form of Warrant Certificate (Exhibit 10.2)
10.4(6)	Warrant No. 122 issued to Stifel, Nicolaus & Company, Inc. (Exhibit 10.3)
10.5(5)	Second Amendment to Lease between Dallas Office Portfolio, L.P., as successor in interest to Greenville Avenue Properties, Ltd. and Preferred Voice, Inc. (Exhibit 10.3)
10.6(1)	Preferred/telecom, Inc. 1994 Stock Plan for Incentive and Non-Qualified Stock Options (Exhibit 10.5)
10.7(7)	2000 Stock Plan for Incentive Stock Options and Other Equity Participation (Exhibit 10.1)
10.8(8)	Form of Subscription Agreement by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.9(8)	Form of Warrant Certificate, issued by Preferred Voice, Inc. pursuant to the Subscription Agreement filed as Exhibit 10.9 hereto (Exhibit 10.2)
10.10(9)	Patent License Agreement by and between Preferred Voice, Inc. and KoninKlijkePhilips Electronics N.V.*(Exhibit 10.2)
10.11(10)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
10.12(11)	Form of Subscription Agreement, by and between Preferred Voice, Inc. and certain signatories thereto (Exhibit 10.1)
23^	Consent of Philip Vogel & Co. PC
31.1^	Section 302 Certification
32.1^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
______________
^	Filed herewith.
(1)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 15, 1995.
(2)	Incorporated by reference to the exhibit shown in parenthesis to Amendment No. 1 to our Registration Statement, filed with the Securities and Exchange Commission on August 7, 1995.
(3)	Incorporated by reference to the exhibit shown in parenthesis to our Annual Report on Form 10-KSB for the period ended March 31, 1999, filed by us with the Securities and Exchange Commission.
(4)	Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form SB-2, filed with the Securities Exchange Commission on March 8, 2001
(5)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2000.
(6)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by us with the Securities and Exchange Commission.
(7)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2001.
(8)	Incorporated by reference to the exhibit shown in parenthesis to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by us with the Securities and Exchange Commission.
(9)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2001.
(10)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.
(11)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2005.
(12)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2005.
(13)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2005.
(14)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2006.
(15)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2006.
(16)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2006.
(17)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009.
(18)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2010.
(19)	Incorporated by reference to the exhibit shown in parenthesis to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2013.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

Preferred Voice, Inc.
(Registrant)

Date: February 20, 2013	By:	/s/ Mary G. Merritt
Mary G. Merritt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mary G. Merritt	Chairman and Chief Executive Officer	February 20, 2013
Mary G. Merritt	(Principal Executive Officer) Secretary, Treasurer, Executive Vice President of Finance and Director (Principal Financial and Accounting Officer)

/s/ Scott Ogilvie	Director	February 20, 2013
Scott Ogilvie

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Shareholders
Preferred Voice, Inc.

We have audited the accompanying balance sheets of Preferred Voice, Inc. as of December 31, 2012, March 31, 2012 and March 31, 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period ended December 31, 2012 and years ended March 31, 2012 and 2011. Preferred Voice, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Voice, Inc. as of December 31, 2012 and March 31, 2012 and March 31, 2011, and the results of its operations and its cash flows for the period ended December 31, 2012 and years ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

PHILIP VOGEL & CO. PC Certified Public Accountants

Dallas, Texas

February 20, 2013

PREFERRED VOICE, INC.
BALANCE SHEETS

	December 31,	March 31,	March 31,
	2012	2012	2011

Assets

Current assets:
Cash and cash equivalents	$318,032	$391,174	$489,031
Accounts receivable, net of allowance for doubtful
accounts	6,035	5,828	6,771

Total current assets	$324,067	$397,002	$495,802

Property and equipment:
Computer equipment	$-	$16,745	$27,622
Furniture and fixtures	-	22,317	22,317
Office equipment	-	8,567	8,567

	$-	$47,629	$58,506

Less accumulated depreciation	-	41,657	41,224

Net property and equipment	$-	$5,972	$17,282

Other assets:
Deposits	$4,485	$4,485	$4,485

Total other assets	$4,485	$4,485	$4,485

Total assets	$328,552	$407,459	$517,569

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$1,465	$4,896	$1,082
Payroll taxes payable	2,365	1,796	698

Total current liabilities	$3,830	$6,692	$1,780

Commitments and contingencies (Note H and I )

Stockholders' equity (deficit):
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
and 6,130,184 shares issued, respectively	$6,130	$6,130	$6,130
Additional paid-in capital	20,482,085	20,481,148	20,481,148
Accumulated deficit	(20,161,987)	(20,085,005)	(19,969,983)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)	(1,506)

Total stockholders' equity (deficit)	$324,722	$400,767	$515,789

Total liabilities and stockholders' equity (deficit)	$328,552	$407,459	$517,569

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,		Year Ended March 31,
	2012	2011	2012	2011
		(Unaudited)
Net sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	$-	$-	$-	$-

General and administrative expenses	71,612	80,813	113,347	329,731

Loss from operations	$(71,612)	$(80,813)	$(113,347)	$(329,731)

Other income (expense):
Gain or (loss) on sale of assets	$26	$-	$-	$11,763
Impairment expense	(5,396)	(10,877)	(10,877)	-

Total other income (expense)	$(5,370)	(10,877)	$(10,877)	$11,763

Loss from continuing operations before income taxes	(76,982)	(91,690)	$(124,224)	$(317,968)

Provision for income taxes	-		-	-

Loss from continuing operations	$(76,982)	(91,690)	$(124,224)	$(317,968)

Income from discontinued operations	-	8,465	9,202	889,449

Gain on sale of discontinued operations	-	-	-	97,329

Net income (loss)	$(76,982)	$(83,225)	$(115,022)	$668,810

Per share amounts:
Net loss from continuing operations
per common share	$(0.01)	(0.01)	$(0.02)	$(0.05)

Net income from discontinued operations
per common share	$-	-	$0.00	$0.16

Net income (loss) per common share	$(0.01)	(0.01)	$(0.02)	$0.11

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Amounts
					Common stock		Additional		Total
	Shares of common stock				$0.001	Treasury	paid-in	Accummulated	stockholders'
	Authorized	Issued	Outstanding	In treasury	par value	stock	capital	deficit	equity

Balance - April 1, 2010	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(20,638,793)	$(153,021)

Net income for the year ended March 31, 2011	-	-	-	-	-	-	-	668,810	668,810

Balance - March 31, 2011	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(19,969,983)	$515,789

Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	-	-	(115,022)	(115,022)

Balance - March 31, 2012	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,481,148	$(20,085,005)	$400,767

Fair value of warrants issued for services	-	-	-	-			937	-	$937

Net income (loss) for the nine months ended
December 31, 2012	-	-	-	-	-	-	-	(76,982)	$(76,982)

Balance - December 31, 2012	100,000,000	6,130,184	6,125,684	4,500	$6,130	$(1,506)	$20,482,085	(20,161,987)	$324,722

The accompanying notes are an integral part of these statements.

PREFERRED VOICE, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,		Years Ended March 31,
	2012	2011	2012	2011
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(76,982)	$(83,225)	$(115,022)	$668,810
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Income from discontinued operations, net of income taxes	$-	$(8,465)	$(9,202)	$(986,778)
Depreciation and amortization	253	325	433	14,005
Impairment of patents			-	19,822
Impairment of fixed assets	5,396	10,877	10,877	-
Expense recognized from issuance of warrants	937	-	-	-
Gain on sale of assets	(26)		-	(11,763)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(207)	(178)	943	(1,785)
(Increase) decrease in inventory	-	-	-	12,393
Increase (decrease) in accounts payable
and payroll taxes payable	(2,862)	(1,679)	4,912	1,780
Total adjustments	$3,491	$880	$7,963	$(952,326)

Net cash used by continuing operating activities	$(73,491)	$(82,345)	$(107,059)	$(283,516)
Net cash provided by discontinued operating activities	-	8,465	9,202	1,044,005
Net cash provided (used) by operating activities	$(73,491)	$(73,880)	$(97,857)	$760,489

Cash flows from investing activities:
Net cash provided by continuing investing activities
Proceeds from sale of assets	$349	$-	$-	$14,395
Net cash provided by discontinued investing activities
Proceeds from sale of assets	-	-	-	225,000
Net cash provided (used) by investing activities	$349	$-	$-	$239,395

Cash flows from financing activities:
Net cash used by continuing financing activities	$-	$-	$-	$-
Net cash used by discontinued financing activities
Repayment of note payable	-	-	-	(1,111,500)

Net cash used by financing activities	$-	$-	$-	$(1,111,500)

Net increase (decrease) in cash and cash equivalents	(73,142)	$(73,880)	$(97,857)	$(111,616)

Cash and cash equivalents:
Beginning of year	391,174	489,031	489,031	600,647

End of year	$318,032	$415,151	$391,174	$489,031

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-	$58,500

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

Note B - Summary of significant accounting policies:

Fiscal Year-End

The Company has changed its year end from March 31 to December 31. All references in these consolidated financial statements refer to the December 31 year end, unless otherwise specified.  References to Transition Period refer to the nine month period ended December 31, 2012.

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

Depreciation expense for the Transition Period ended December 31, 2012 was $253, $325 for the nine month period ended December 31, 2011, and was $433 and $8,397 for the fiscal years ended March 31, 2012 and 2011, respectively.

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

During the Transition Period ended December 31, 2012, the nine month period ended December 31, 2011, and the fiscal years ended March 31, 2012 and 2011, there were no software development costs capitalized.  The amortization of capitalized software development costs for the Transition Period ended December 31, 2012 was $-0-, $-0- for the nine month period ended December 31, 2011, and was $-0- and $688 for the fiscal years ended March 31, 2012 and 2011, respectively.

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

The amortization of patents for the Transition Period ended December 31, 2012 was $-0-, $-0- for the nine month period ended December 31, 2011, and was $-0- and $5,752 for the fiscal years ended March 31, 2012 and 2011, respectively.

Advertising expense

The Company expenses advertising costs when the advertisement occurs.  Total advertising expense amounted to $-0- for the Transition Period ended December 31, 2012, the nine month period ended December 31, 2011, and the fiscal years ended March 31, 2012 and 2011.

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

The Company had no revenue during the Transition Period ended December 31, 2012.  During the nine month period ended December 31, 2011 and the years ended March 31, 2012 and 2011, the Company’s revenue consisted of services that have been discontinued.

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

Stock based compensation

The Company recognizes compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements in accordance with the Stock Compensation Topic of the FASB ASC.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides services in exchange for the award.  Stock-based compensation expense recognized for the Transition Period ended December 31, 2012 was $937 and was $-0- for the nine month period ended December 31, 2011 and both fiscal years ended March 31, 2012 and 2011.  As of December 31, 2012, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements.  Disclosures required by this statement are in Notes F and G.

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

Loss per share is based on the weighted average number of shares outstanding of 6,130,184, for each of the Transition Period, the nine month period ended December 31, 2011, and the fiscal years ended March 31, 2012 and 2011.

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

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note C - Discontinued operations (continued):

Income from discontinued operations in the periods presented was as follows:

	Nine Months Ended December 31,		Year Ended March 31,
		2011
	2012	(Unaudited)	2012	2011

Net sales	$-	$10,341	$11,319	$2,452,913
Cost of sales	-	1,410	1,525	1,116,079

Gross profit	$-	$8,931	$9,794	$1,336,834

General and administrative expenses	$-	$466	$592	$393,407
Interest expense	-		-	23,692
Impairment	-		-	30,286
	$-	$8,465	$592	$447,385

Income from discontinued operations		$8,465	$9,202	$889,449

Note D - Common stock:

Stock purchase warrants

At December 31, 2012 the Company had outstanding warrants to purchase 200,000 shares of the Company's common stock at $0.10 per share.  The warrants are exercisable at any time and expire November 15, 2013.  At December 31, 2012, 200,000 shares of common stock were reserved for that purpose.

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

As of December 31, 2012,  41,667 options have been exercised, 1,061,995 have been forfeited, and 288,683 have expired, none remain outstanding.

Employee warrants

As of December 31, 2012, none of the employee warrants have been exercised or forfeited, 1,143,000 expired, none remain outstanding.

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

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note F - Information related to employee stock options and warrants (continued):

Following is a summary of the stock award and incentive plans:

	Transition Period December 31,		Year Ended March 31,
	2012		2012		2011
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at beginning of year	$-	$-	179,133	$0.60	814,133	$0.62
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	(635,000)	0.62
Cancelled	-	-	-	-	-	-
Expired	-	-	(179,133)	$0.60	-	-

Outstanding at end of year	-	-	-	$-	179,133	$0.60

Options exercisable at end of year	$-	$-	-	$-	179,133	$0.60
Weighted average fair value of
options granted during the year	$-	$-		$-		$-

Following is a summary of warrants issued to employees:

	Transition Period December 31,		Year Ended March 31,
	2012		2012		2011
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at beginning of year	-	$-	151,000	$0.62	196,000	$0.63
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	(151,000)	0.62	(45,000)	0.67

Outstanding at end of year	-	$-	-	$-	151,000	$0.62

Warrants exercisable at end of year	-	$-	-	$-	151,000	$0.62
Weighted average fair value of
warrants granted during the year	-	$-		$-		$-

Note G - Stock warrants:

During the Transition Period ended December 31, 2012 the Company issued 200,000 warrants and during the nine month period ended December 31, 2011 and fiscal years ended March 31, 2012 and 2011, the Company issued -0- warrants to service provider; therefore, $937 was recognized by the Company during the Transition Period ended December 31, 2012 and no expense was recognized by the Company during the nine month period ended December 31, 2011 and the fiscal years ended March 31, 2012 and 2011.  The Company accounts for warrants issued to non-employees at fair value of the warrants at the grant date.

As of December 31, 2012, none of the total warrants issued to non-employees for goods and services have been exercised; none have been forfeited; and 1,330,750 have expired.

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note G - Stock warrants (continued):

During the Transition Period ended December 31, 2012 and for the nine month period ended December 31, 2011 and years ended March 31, 2012 and 2011, the Company issued -0- warrants in connection with stock offerings; therefore, no expense was recognized by the Company during the Transition Period or the nine month period ended December 31, 2011 and the fiscal years ended March 31, 2012 and 2011.

As of December 31, 2012, 204,499 of the total warrants issued for stock offerings have been exercised; none have been forfeited; and 4,403,421 have expired.

The per share weighted-average fair value of warrants granted to non-employees in exchange for goods and services was determined using the Black Scholes Option-Pricing Model.

Following is a summary of warrants issued to non-employees in exchange for goods and services:

	Transition Period December 31,		Year Ended March 31,
	2012		2012		2011
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at beginning of year	-	$-	967,143	$0.50	967,143	$0.50
Granted	200,000	0.10	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	(967,143)	0.50	-	0.50

Outstanding at end of year	200,000	$0.10	-	$-	967,143	$0.50

Warrants exercisable at end of year	200,000	$0.10	-	$-	967,143	$0.50
Weighted average fair value of
warrants granted during the year	-	$-		$-		$-

The following is a summary of warrants issued in connection with stock and debenture offerings:

	Transition Period December 31,		Year Ended March 31,
	2012		2012		2011
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at beginning of year	-	$-	1,689,428	$0.50	3,971,928	$0.56
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	(1,689,428)	0.50	(2,282,500)	0.60

Outstanding at end of year	-	$-	-	$-	1,689,428	$0.50

Warrants exercisable at end of year	-	$-	-	$-	1,689,428	$0.50
Weighted average fair value of
warrants granted during the year	-	$-		$-		$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note G - Stock warrants (continued):

Following is an overall summary of the stock warrants activity, including warrants issued to employees (see Note F):

	Transition Period December 31,		Year Ended March 31,
	2012		2012		2011
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at beginning of year	-	$-	2,807,571	$0.51	5,135,071	$0.55
Granted	200,000	0.10	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	-	-	(2,807,571)	0.51	(2,327,500)	0.60

Outstanding at end of year	200,000	$0.10	-	$-	2,807,571	$0.51

Warrants exercisable at end of year	200,000	$0.10	-	$-	2,807,571	$0.51
Weighted average fair value of
warrants granted during the year	-	$-		$-		$-

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

The provision for income taxes consists of:

Transition Period
	December 31,	Year Ended March 31,
	2012	2012	2011

Current income taxes	$-	$-	$-
Change in deferred income taxes due to
temporary differences	-	-	-

	$-	$-	$-

PREFERRED VOICE, INC.
NOTES TO FINANCIAL STATEMENTS

Note H - Income taxes (continued):

The provision for income taxes for the Transition Period ended December 31, 2012 and the fiscal years ended March 31, 2012 and 2011 differs from the “expected” tax benefit (computed using the 34% U.S. federal corporate rate to income before income taxes) as follows:

	Transition Period
	December 31,	Year Ended March 31,
	2012	2012	2011

Computed “expected” tax benefit	$26,000	$39,000	$227,000
Nondeductible items	-	-	1,000
Temporary differences	(2,000)	-	(37,000)
Net operating loss carry-forward	(24,000)	(39,000)	(191,000)

Provision for income taxes	$-	$-	$-

Deferred tax (liabilities) assets as of March 31 consist of the following:

	Transition Period
	December 31,	Year Ended March 31,
	2012	2012	2011

Accumulated depreciation	$3,000	$5,000	$5,000
Net operating loss carry-forward	5,378,000	5,917,000	5,878,000

Gross deferred tax assets	$5,381,000	$5,922,000	$5,883,000
Valuation allowance	(5,381,000)	(5,922,000)	(5,883,000)

	$-	$-	$-

Net deferred tax assets	$-	$-	$-

The change in the deferred tax valuation
allowance is as follows:	$(541,000)	$39,000	$(581,000)

The Company has recorded a valuation allowance amounting to the entire deferred tax asset balance because of the Company's uncertainty as to whether the deferred tax asset is realizable.  However, if the Company is able to utilize the deferred tax asset in the future, the valuation allowance will be reduced through a credit to income.

The Company has available at December 31, 2012, a net operating loss carry-forward of approximately $15,818,000 which can be used to offset future taxable income through the year 2032.  Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Note I - Commitments:

Until October 31, 2012, the Company leased 1,536 square feet of space in a facility as a tenant.  The term of the lease was through December 31, 2012 but was terminated early through mutual agreement with the lessor.

Total rent expense charged to operations was $1,254, $1,551, $1,813 and $17,668, for the Transition Period ended December 31, 2012, the nine month period ended December 31, 2011, and the fiscal years ended March 31, 2012 and 2011, respectively.

Note J - Going concern:

Management projects working capital needs to be approximately $80,000 over the next twelve months for corporate overhead to continue to maintain its current level of operation and continue as a reporting company.  Management believes that current cash and cash equivalents are sufficient to meet this requirement.