Form 10-Q
period 2013-03-31
Aly Energy Services, Inc.
filed 2013-05-15
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended March 31, 2013.

or

☐  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Transition Period From _____________to _____________

Commission File Number 33-92894

ALY ENERGY SERVICES, INC.

Delaware	75-2440201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Riverway, Suite 920 Houston, TX	77056
(Address of Principal Executive Offices)	(Zip Code)

(713) 333-4000
 (Registrant’s Telephone Number, including area code.)

Preferred Voice, Inc.
3112 Purdue
Dallas, TX 75225
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

Common Stock, $ 0.001 Par Value – 6,130,184 shares as of April 30, 2013.

INDEX

Preferred Voice, Inc.

PREFERRED VOICE, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$293,513	$318,032
Accounts receivable, net of allowance for doubtful
accounts	-	6,035

Total current assets	$293,513	$324,067

Other assets:
Deposits	$-	$4,485

Total other assets	$-	$4,485

Total assets	$293,513	$328,552

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$515	$1,465
Payroll taxes payable	-	2,365

Total current liabilities	$515	$3,830

Commitments and contingencies (Note E)

Stockholders' equity:
Common stock, $.001 par value;
100,000,000 shares authorized; 6,130,184
shares issued	$6,130	$6,130
Additional paid-in capital	20,482,085	20,482,085
Accumulated deficit	(20,193,711)	(20,161,987)
Treasury stock 4,500 shares at cost	(1,506)	(1,506)

Total stockholders' equity	$292,998	$324,722

Total liabilities and stockholders' equity	$293,513	$328,552

The accompanying notes are an integral part of these condensed financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three-months ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Net sales	$-	$-

Cost of sales	-	-

Gross profit	$-	$-

General and administrative expenses	$31,724	$32,534

Loss from continuing operations
before income taxes	$(31,724)	$(32,534)

Provision for income taxes	-	-

Loss from continuing operations	$(31,724)	$(32,534)

Income from discontinued operations	$-	$737

Net loss	$(31,724)	$(31,797)

Per share amounts:
Net loss from continuing operations
per common share	$(0.005)	$(0.005)

Net income from discontinued operations
per common share	$-	$-

Net loss per common share	$(0.005)	$(0.005)

Weighted average common shares outstanding	6,130,184	6,130,184

The accompanying notes are an integral part of these condensed financial statements.

PREFERRED VOICE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three-months ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(31,724)	$(31,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	$-	$108
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,035	1,121
Decrease in other assets	4,485	-
Increase (decrease) in accounts payable and accrued expenses	(3,315)	6,591
Total adjustments	$7,205	$7,820

Net cash used in operating activities	$(24,519)	$(23,977)

Cash flows from investing activities:
Net cash provided by investing activities	$-	$-

Cash flows from financing activities:
Net cash provided by financing activities	$-	$-

Net decrease in cash and cash equivalents	$(24,519)	$(23,977)

Cash and cash equivalents:
Beginning of period	318,032	415,151

End of period	$293,513	$391,174

The accompanying notes are an integral part of these condensed financial statements.

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

The Company intends to explore strategic alternatives including merger with another entity. The Company believes that it will be able to meet its cash requirements throughout 2013.

Note B - Summary of significant accounting policies:

Fiscal year-end

The Company has changed its year end from March 31 to December 31. All references in these condensed financial statements refer to the December 31 year end, unless otherwise specified.

Basis of presentation

The accounting policies followed by Preferred Voice, Inc. are set forth in the Company’s financial statements that are a part of its December 31, 2012, Form 10-K and should be read in conjunction with the unaudited condensed financial statements for the three-months ended March 31, 2013, contained herein.

The unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in the Company’s Transition Report on Form 10-K for the period ended December 31, 2012 and the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from the invoice date and, based on an assessment of current creditworthiness, estimates that portion, if any, of the balance that will not be collected. Accounts receivable past 90 days due are $-0- and $-0- as of March 31, 2013 and December 31, 2012, respectively.

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

Revenue recognition

For recognizing revenue, the Company applies the rules defined by the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification. In most cases, the services being performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues are recognized when evidence of a completed transaction exists, generally when services have been rendered. In situations where the Company receives an initial payment for future services, the Company defers recognition of revenue, and recognizes the revenue over the life of the respective contract.

There were no revenues in the three-months ended March 31, 2013. During the three-months ended March 31, 2012, the Company’s revenue consisted of services that have been discontinued.

Loss per share

The Company adopted the provisions of the Earnings Per Share Topic of the FASB Accounting Standards Codification. This standard replaces primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For 2013, 200,000 warrant shares had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For 2012, there were no securities excluded from EPS.

Income per share for the three-months ended March 31, 2013 and 2012, respectively, is based on the weighted average number of shares outstanding of 6,130,184 for both periods.

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

The Company has available at March 31, 2013, a net operating loss carry-forward of approximately $15.8 million, which can be used to offset future taxable income through the year 2032. Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company’s stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Stock-based compensation

For stock-based compensation, the Company applies the rules defined by the Compensation - Stock Compensation Topic of the FASB Accounting Standards Codification. This statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. Compensation expense recognized during the three-months ended March 31, 2013 and 2012 was $-0- for both periods.

Note C - Discontinued operations:

In accordance with FASB Accounting Standards Codification, Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters Topic, the Company has presented the results of the Company’s digital sign product business as discontinued operations in the accompanying statement of operations and statement of cash flows. Income from discontinued operations in the period presented was as follows:

Three months
ended
March 31, 2012

Net sales	$978
Cost of sales	115
Gross profit	$863

General and administrative expenses	$126
Income from discontinued operations	$737

PREFERRED VOICE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note D - Common stock:

At March 31, 2013, the Company had outstanding warrants to purchase 200,000 shares of the Company's common stock at $0.10 per share. The warrants are exercisable at any time and expire November 15, 2013. At December 31, 2012, 200,000 shares of common stock were reserved for that purpose.

Note E – Commitments and Contingencies:

The Company leased its office facilities and office equipment under operating leases originally expiring on December 31, 2012. The Company and the lessor amended the lease to terminate effective October 31, 2012.

The Company subleased 92% of its office space to a third party under a month-to-month sublease that expired with termination of the Company’s lease October 31, 2012. Payments received from the sub-lessor reduce rent expense. Total rent expense charged to operations was $-0- and $262 for the three-months ended March 31, 2013 and 2012, respectively.

The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. It records a liability related to its legal proceedings and claims when it has determined that it is probable that it will be obligated to pay and the related amount can be reasonably estimated. The Company currently believes that there are no pending legal proceedings in which it is currently involved which, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows.

Note F – Subsequent Events:

On May 14, 2013, Preferred Voice, Inc. (“Preferred Voice”), Aly Energy Services, Inc. (“Aly Energy”) and the common stockholders of Aly Energy entered into a Share Exchange Agreement (the “Exchange Agreement”), pursuant to which the holders of common stock of Aly Energy surrendered all of their shares in exchange for approximately 68 million newly issued shares of common stock of Preferred Voice (the “Share Exchange”), representing approximately 92% of the outstanding common stock of Preferred Voice after giving effect to the Share Exchange.  Shares were exchanged at the ratio of 19.91 shares of Preferred Voice common stock for each one share of Aly Energy common stock.  Following the Share Exchange, Aly Energy became a wholly-owned subsidiary of Preferred Voice and the name was changed to Aly Energy Services, Inc. Aly Energy is engaged in oilfield manufacturing, distribution and services.

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

Our initial introduction to mobile entertainment led us to research the viability of personalized entertainment services that could be delivered through our network. On October 22, 2004 we announced the first commercial launch of a ringback service in the United States with the launch of our Rockin’ Ringback service. At May 31, 2010 we had eight carrier customers providing My Phone Services Suite service in their marketplace.

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

Results of Operations

The operations of the Company’s digital sign business have been classified as discontinued in the Condensed Statements of Operations contained in the Company’s Condensed Financial Statements. The results of continuing operations include only the Company’s general overhead allocated to the continuing business enterprise.

We recorded a net loss from continuing operations of $31,724 or $.005 per share, for the three-months ended March 31, 2013, compared to a net loss from continuing operations of $32,534 or $.005 per share, for the three-months ended March 31, 2012.

Selling, General and Administrative

Selling, general and administrative expenses for the three-months ended March 31, 2013 were $31,724 compared to $32,534 for the three-months ended March 31, 2012. General and administrative expenses will continue to drop as the overall overhead of the Company is reduced.

Income Taxes

As of March 31, 2013, we had cumulative federal net operating losses of approximately $15.8 million, which can be used to offset future income subject to federal income tax through the fiscal year 2032. Net operating loss limitations may be imposed if changes in stock ownership of the company create a change of control as provided in Section 382 of the Internal Revenue Code of 1986.

Discontinued Operations

As discussed above, the Company’s discontinued operations included the operations of the Company’s digital sign business. The income from discontinued operations in the three-months ended March 31, 2012 was composed of the following:

Three months
ended
March 31, 2012

Net sales	$978
Cost of sales	115
Gross profit	$863

General and administrative expenses	$126
Income from discontinued operations	$737

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2013 were $293,513, a decrease of $24,519 from $318,032 at December 31, 2012.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended March 31, 2013 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

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

PREFERRED VOICE, INC.

Date: May 15, 2013	/s/ Mary G. Merritt
Mary G. Merritt
Chairman and Chief Executive Officer
(Principal Executive Officer )