Form 10-Q
period 2013-06-30
Aly Energy Services, Inc.
filed 2013-08-16
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended June 30, 2013.

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

(713)-333-4000
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

Common Stock, $ 0.001 Par Value – 74,137,767 shares as of August 16, 2013.

INDEX

ALY ENERGY SERVICES, INC.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169	$1,660

Accounts receivable, net of allowance for doubtful
accounts of $13 and $13, respectively	4,507	4,492
Deferred tax benefit	347	-
Prepaid expenses and other current assets	190	299

Total current assets	5,213	6,451

Property and equipment, net	19,995	13,456

Intangible assets, net	4,382	4,643
Goodwill	8,834	8,834
Deferred loan costs	593	520
Other assets	16	-

Total assets	$39,033	$33,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$929	$632
Accrued expenses	1,297	1,031
Accounts payable - affiliates	1,320	761
Deferred income taxes	224	279
Current portion of long term debt	2,531	2,062

Total current liabilities	6,301	4,765

Long term debt, net of current portion	8,644	6,188
Deferred income taxes	6,484	6,068
Other long term liabilities	-	1,943

Total liabilities	21,429	18,964

Commitments and contingencies (See Note 5)

Series A Preferred Stock, $0.01 par value, 4,000,000 shares authorized,
4,000,000 and 2,000,000 shares issued and outstanding, respectively	4,006	1,943

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized,
74,137,767 and 67,967,763 shares issued and outstanding, respectively	74	68
Treasury stock	(2)	-
Additional paid-in capital	12,480	12,377
Retained earnings	1,046	552

Total stockholders' equity	13,598	12,997

Total liabilities and stockholders' equity	$39,033	$33,904

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$4,793	$3,649	$9,190	$6,658

Cost of revenues	1,579	639	3,050	1,338

Gross profit	3,214	3,010	6,140	5,320

Operating expenses:
General and administrative	2,866	1,376	5,151	2,163

Income from operations	348	1,634	989	3,157

Interest expense	(146)	(3)	(268)	(12)
Other income	-	-	3	1

Income before income tax	202	1,631	724	3,146

Income tax expense	151	-	276	40

Net income	51	1,631	448	3,106

Preferred stock dividends	(52)	-	(102)	-
Accretion of preferred stock	(9)	-	(18)	-

Net income available to common stockholders	$(10)	$1,631	$328	$3,106

Basic and diluted earnings per share	$(0.00)	$0.02	$0.00	$0.05

Basic and diluted average common shares outstanding	71,170,440	67,967,763	69,579,708	67,967,763

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share data)

			Additional
	Common	Common	Paid-in	Treasury	Retained
	Shares	Stock	Capital	Stock	Earnings	Total

Balance at December 31, 2012	6,130,184	$6	$20,482	$(2)	$(20,220)	$266

Reverse merger transaction	67,967,763	68	(7,890)	-	20,818	12,996
Stock based compensation	39,820	-	8	-	-	8
Preferred stock dividends	-	-	(102)	-	-	(102)
Preferred stock accretion	-	-	(18)	-	-	(18)

Net income	-	-	-	-	448	448

Balance at June 30, 2013	74,137,767	$74	$12,480	$(2)	$1,046	$13,598

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$448	$3,106
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	835	487
Amortization of deferred loan costs	76	-
Amortization of intangible assets	261	-
Stock-based compensation	8	-
Changes in assets and liabilities:
Accounts receivable	(15)	(1,369)
Prepaid expenses and other assets	93	16
Accounts payable	297	358
Accounts payable - affiliate	559	-
Accrued expenses	266	(454)
Deferred taxes	14	-
Net cash provided by operating activities	2,842	2,144
Cash flows from investing activities:
Purchase of property and equipment	(7,374)	(1,116)
Cash aquired from reverse merger	265	-
Net cash used in investing activities	(7,109)	(1,116)
Cash flows from financing activities:
Proceeds from borrowing on debt	4,750	-
Repayment of debt	(1,825)	(70)
Distributions to owner	-	(995)
Payment of deferred financing costs	(149)	-
Net cash provided by (used in) financing activities	2,776	(1,065)

Net decrease in cash and cash equivalents	(1,491)	(37)
Cash and cash equivalents, beginning of period	1,660	1,769
Cash and cash equivalents, end of period	$169	$1,732

Supplemental disclosure of cash flow information:

Cash paid for interest	$233	$12
Cash paid for state and federal income taxes	$531	$505

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Aly Energy Services Inc. (“Aly Energy”) was incorporated in Delaware on July 17, 2012, for the purpose of creating a worldwide oilfield manufacturing, distribution and services company that services exploration and production companies from well planning to plug and abandonment.

On May 14, 2013, Aly Energy and Preferred Voice, Inc. (“Preferred Voice”) entered into a Share Exchange Agreement (the “Exchange Agreement”), pursuant to which the holders of common stock of Aly Energy surrendered all of their shares in exchange for approximately 68 million newly issued shares of common stock of Preferred Voice (the “Share Exchange”), representing approximately 92% of the outstanding common stock of Preferred Voice after giving effect to the Share Exchange.  Shares were exchanged at the ratio of 19.91 shares of Preferred Voice common stock for each one share of Aly Energy common stock.  Following the Share Exchange, Aly Energy (which changed its name to Aly Operating, Inc. or “Aly Operating”) became a subsidiary of Preferred Voice, with Preferred Voice (which changed its name to Aly Energy Services, Inc., or “Aly”, “the Company”, or “Successor”) owning all of the outstanding shares of common stock of Aly Operating.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Preferred Voice by Aly Energy under the acquisition method of accounting and was treated as a recapitalization with Aly Energy as the accounting acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the merger completed on May 14, 2013 and represent the operations of Aly Energy.

On October 26, 2012, the Company acquired all the stock of Austin Chalk Petroleum Services Inc. ("Austin Chalk", “ACPS”, or “Predecessor”).  ACPS provides surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

Aly Operating is a wholly-owned subsidiary of Aly., and Aly Operating has one wholly-owned subsidiary, Austin Chalk.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation:  The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2012 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s Current Report on From 8-K, as amended, originally filed with the SEC on May 14, 2013. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements include the accounts of Aly and its subsidiaries. All significant inter-company transactions and accounts have been eliminated upon consolidation.

Revenue Recognition: The Company provides rental equipment, oilfield services and drilling services to its customers at per-day contractual rates.  Revenue is recognized when it is realized or realizable and earned.

Financial Instruments: Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt.  The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment:  Property, plant and equipment are recorded at cost less accumulated depreciation. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred.  Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income.

The cost of property and equipment currently in service is depreciated, on a straight-line basis, over the estimated useful lives of the related assets, which range from one to 12 years.  A residual value of 20% is used for asset types deemed to have a minimum salvage value, normally these assets contain a large amount of iron in their construction.  Major classifications of property, plant and equipment and their respective useful lives are as follows (in thousands):

	Estimated	June 30,	December 31,
	Useful Lives	2013	2012

Machinery and equipment	1-12 years	$20,633	$13,680
Office furniture, fixtures and equipment	3-7 years	48	15
Leasehold improvements	Remaining term	9	9
		20,690	13,704
Less: accumulated depreciation		(1,161)	(327)
		19,529	13,377
Assets not yet placed in service		466	79

Property, plant and equipment, net		$19,995	$13,456

Depreciation expense for the six months ended June 30, 2013 and 2012 was approximately $835,000 and $487,000, respectively.

Intangible Assets:

Intangible assets consist of the following (in thousands):

	Amortization	June 30,	December 31,
	Period	2013	2012

Customer relationships	10 years	$3,141	$3,141
Trade name	10 years	1,098	1,098
Non-compete	5 years	491	491
		4,730	4,730
Less: accumulated amortization		(348)	(87)

Intangible assets, net		$4,382	$4,643

Total amortization expense for the six months ended June 30, 2013 and 2012 was approximately $261,000 and $0 respectively.

Income Taxes:  The Company accounts for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the likelihood and extent that deferred tax assets will be realized, consideration is given to projected future taxable income and tax planning strategies. A valuation allowance is recorded when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, respectively.

The Predecessor was an S Corporation and in lieu of corporate income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the company’s taxable income.  Therefore, no provision or liability for federal income taxes has been included in the Predecessor’s financial statements.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 3 – BUSINESS COMBINATION

On October 26, 2012, ACPS was acquired by Aly Operating for total consideration of approximately $22.5 million, net of cash acquired of approximately $58,000.  The business combination resulted in a change in control and was accounted for using the acquisition method of accounting.  As a result, at the date of the acquisition the purchase price was allocated to the net assets acquired upon their estimated value, as follows (in thousands):

Current assets	$3,672
Property and equipment	13,373
Goodwill	8,834
Other intangible assets	4,730
Total assets acquired	30,609

Current liabilities	1,649
Deferred tax liabilities	6,449
Total liabilities assumed	8,098

Net assets acquired	$22,511

Other intangible assets have a total value of $4.7 million with a weighted average amortization period of 9 years.  Other intangible assets consist of customer relationships of $3.1 million, amortizable over 10 years, trade name of $1.1 million, amortizable over 10 years, and a non-compete agreement of $0.5 million, amortizable over 5 years.  The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

In the 2012 consolidated financial statements, the initial accounting for the business combination was not completed pending tax to book reconciliations.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the June 30, 2013 condensed consolidated financial statements, the amounts and explanations of the adjustments to the provisional values are recognized during the current reporting period. Therefore, the Company discloses that the December 31, 2012 comparative information is retrospectively adjusted to increase the value of goodwill by approximately $133,000 and to increase deferred tax liabilities by approximately $133,000.

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2013	2012
Term loan	$7,425	$8,250
Delayed draw capital loan	3,750	-
Revolving credit facility	-	-
	11,175	8,250
Less: current portion	(2,531)	(2,062)

Total Long-term debt	$8,644	$6,188

The terms of the term loan and revolving credit facility are described within Note D of the Company's consolidated financial statements for the year ended December 31, 2012, which are included in the Company's Current Report on Form 8-K, as amended, originally filed with the SEC on May 14, 2013.

On April 19, 2013, we obtained an amendment to our credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan facility for purposes of financing capital expenditures.  We are permitted to borrow under the facility from time to time in order to fund up to 80% of the cost of capital expenditures, subject to a $5.0 million limit on aggregate borrowings thereunder.  The delayed draw term loan facility is subject to the same covenants and restrictions, and bears the same interest rate, as the existing term loan and revolving credit facilities provided by the credit agreement.  Borrowings under the delayed draw term loan facility are repayable quarterly, commencing with the fiscal quarter ending March 31, 2014, in an amount per quarter equal to 6.25% of the aggregate amount of delayed draw term loan borrowings outstanding as of December 31, 2013.

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities.  The Company was in compliance with all covenants at June 30, 2013.

NOTE 5 – COMMITMENTS, CONTINGENCIES

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. The Company leases land and other facilities from an affiliate and leases equipment from non-affiliates, which expire through 2014.

Litigation — The Company is subject to certain claims arising in the ordinary course of business.  Management does not believe that any claims will have a material adverse effect on the Company’s financial position or results of operations.

NOTE 6 – PREFERRED STOCK

As part of the acquisition of ACPS, Aly Operating agreed to issue up to 4 million shares of Series A Preferred Stock, with a par value of $0.01, to the seller. The shares were issued in two tranches. The first tranche of 2 million shares was issued on December 31, 2012 and the second tranche of 2 million shares was issued on March 31, 2013.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock is entitled to a cumulative dividend of 5% per year on its liquidation preference, compounded quarterly.  The liquidation preference was $4.0 million on the closing date and will increase by the amount of dividends paid in kind.  Aly Operating is not required to pay cash dividends.

The holder of the preferred stock and Aly Operating have the option to redeem the preferred stock for cash, at either’s option, on the fourth anniversary of the closing date of the sale or October 26, 2016. There is no requirement for either party to redeem the preferred stock.

The preferred stock agreement also provides for conversion into shares of Company common stock or redemption should the Company transact a liquidity event, as defined in the agreement, or if the Company transacts an initial public offering.

The Series A Preferred Stock is classified outside of permanent equity in the Company’s condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Operating to redeem the Series A Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in temporary equity, currently consisting of Series A Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock

December 31, 2012	$1,943	2,000,000	$4,000

Issuance	1,943	2,000,000	-
Accrued dividends	102	-	102
Accretion	18	-	-

June 30, 2013	$4,006	4,000,000	$4,102

NOTE 7 – EARNING PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock (“common shares”) outstanding during the applicable period and excludes shares subject to outstanding stock options and shares of restricted stock. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock as appropriate. A reconciliation of the denominator used in the basic and diluted per share calculations for the period ending June 30, 2013 is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Denominator for basic earnings per share	71,170,440	67,967,763	69,579,708	67,967,763
Effect of potentially dilutive securities	-	-	-	-
Denominator for diluted earnings per share	71,170,440	67,967,763	69,579,708	67,967,763

The denominator calculated for the three and six months ended June 30, 2012, the outstanding shares of Aly Energy Services, Inc., prior to the reverse merger with Preferred Voice, was used, and the conversion rate of 19.91 per Aly Energy share was applied to the outstanding common stock.

There were no securities excluded from the earnings per share calculation for the three and six months ended June 30, 2013, because their inclusion would be anti-dilutive.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK BASED COMPENSATION

Share-Based Payments – The Company has issued 19,910 shares of company stock during the three months ended June 30, 2013, and 39,820 shares of company stock during the six months ended June 30, 2013, as part of compensation of an officer of the Company.  The Company recognized share-based compensation expense of $4,000 and $0 for the three months ended June 30, 2013 and 2012, respectively.  The Company recognized share-based compensation expense of $8,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

The Omnibus Incentive Plan (the “Plan”) was approved by the board of directors on May 2, 2013.  A maximum of 6,769,400 shares of common stock may be awarded. As of June 30, 2013, options to purchase 6,769,400 shares of common stock were granted from the Plan, of which 6,769,400 were outstanding.

The option contract term is 10 years and the exercise price is $0.20.  The options vest and are exercisable if a “Liquidity Event” occurs and certain conditions are met.  A Liquidity Event is defined as an IPO or a change of control, as defined in the plan.  Pursuant to the plan, an IPO is defined as an underwritten public offering of shares.  If the first Liquidity Event is an IPO, then the options vest and are exercisable immediately if the IPO is effected at $0.40 per share.  If the stock price post-IPO reaches $0.40 per share during the six month period immediately following the IPO, then the options vest and are exercisable.  If the share price does not reach $0.40 per share prior to the sixth month anniversary of the IPO the options do not vest and expire.  If the first Liquidity Event to occur is a change of control, then the options vest if the change of control takes place at a price of $0.40 per share or more.  If such change in control occurs at a price less than $0.40 per share, the options do not vest and expire.

The fair value of each option award granted under the Plan is estimated on the date of grant using the Monte Carlo simulation method. The same Monte Carlo simulation method is used to determine the derived service period of five years. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Company’s acquisition of Preferred Voice, which closed on May 14, 2013, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions.  The following table presents the assumptions used in determining the fair value of option awards during the period:

Expected volatility	80.0%
Expected forfeiture rate	0.0%
Risk-free interest rate	1.66%
Fair value of company stock at May 2, 2013	$0.171

At June 30, 2013, there is approximately $494,200 of total unrecognized compensation cost related to non-vested stock option awards.  Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options.  No options vested during the six months ended June 30, 2013, as no vesting events occurred during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in the discussion below, “we,” “our,” and “us” refers to Austin Chalk prior to the acquisition of Austin Chalk by Aly Energy on October 26, 2012, to the combined operations of Aly Energy and Austin Chalk from October 26, 2012, until the reverse acquisition of Preferred Voice by Aly Energy on May 14, 2013, and the combined operations of Aly Energy, Austin Chalk and Preferred Voice from and after May 14, 2013.

Overview of Our Business

We are a provider of surface rental equipment and a roustabout service which is responsible for delivery of equipment and rig-up on well sites.  Our primary products include mud circulating tanks (400 and 500 barrel capacity), mud pumps, mud gas separators, transfer pumps and 3” polyurethane pipe, and skimming systems.  We fabricate several of our products in-house.  Our operations are primarily based in Giddings, Texas, from where we service the Eagle Ford shale and other areas in Texas.

We derive the majority of our operating revenues from rates per day for the rental of equipment.  The remainder of our operating revenues are generated by delivery and rig-up services which we provide in conjunction with the rental of equipment.  These services are typically billed at a flat rate per job but in certain cases the customer is billed at an hourly rate.  The price we charge for our services depends on both the level of activity within the geographic area in which we operate and also the competitive environment.

Our operating costs do not fluctuate in direct proportion to changes in revenue.  Our operating expenses consist of both fixed and variable costs.  Variable costs, which are directly correlated with revenue, can be further reduced by our investment in rental and transportation equipment.

Current and anticipated oil and natural gas prices and the related level of drilling activity and general production spending in the areas in which we have operations primarily influence the demand for our services. The level of oil and natural gas exploration and production activity in the United States is volatile, and may vary based on oil prices, governmental regulation, governmental limitations on exploration and drilling activity and other factors.

During the three months ended June 30, 2013, our top 3 customers accounted for approximately 75% of total revenues.  Our largest customer accounted for approximately 46% of total revenue and our second largest customer accounted for approximately 15% of total revenue.

During the six months ended June 30, 2013, our top 3 customers accounted for approximately 75% of total revenues.  Our largest customer accounted for approximately 48% of total revenue and our second largest customer accounted for approximately 15% of total revenue. As a result, we rely on these two customers for the majority of our business.

Inception of Aly Energy

On July 17, 2012, Aly Energy was incorporated with the strategic objective of acquiring, integrating and growing a global oilfield services operation.

Acquisition of Austin Chalk

On October 26, 2012, Aly Energy acquired Austin Chalk for a total purchase price of $22.5 million, net of cash acquired of approximately $58,000. Total consideration included $17.9 million cash, a payable of $0.8 million and the issuance of 4.0 million shares of preferred stock, $0.01 par value, at fair value of $3.8 million.

Results of Operations

The results in the tables below represent the results of Austin Chalk for the three and six months ended June 30, 2012 and the results of Aly Energy consolidated for the three and six months ended June 30, 2013.

Comparison of the Three Months Ended June 30, 2013 and the Three Months Ended June 30, 2012

	Successor	Predecessor
	Three Months Ended June 30,
	2013	2012	$ Change
Revenue	$4,793	$3,649	$1,144
Costs and Expenses
Direct costs	898	439	459
Depreciation	550	200	350
Amortization expense	131	-	131
Selling, general and administrative expenses	2,325	1,376	949
Corporate expenses	541	-	541
Operating income	348	1,634	(1,286)

Other expense
Interest expense	(146)	(3)	(143)
Total other expenses	(146)	(3)	(143)
Net income before income tax	202	1,631	(1,429)
Provision for income tax	(151)	-	(151)
Net income	$51	$1,631	$(1,580)

Our revenues for the three months ended June 30, 2013 were $4.8 million, an increase of 31.4% compared to $3.6 million for the three months ended June 30, 2012.  Revenues increased primarily due to significant investment in new equipment, which included adding equipment based on demand for existing product offerings (400 and 500 barrel capacity mud circulating tanks, diesel mud pumps, skimming systems) and adding equipment to enable us to provide new product offerings (containment systems, driveovers, and ladders systems).  We also expanded our service offering by starting to provide washout services and starting to provide specialized labor for skimming systems.

Our direct costs for the three months ended June 30, 2013 increased 104.6% to $0.9 million, or 18.7% of revenues, compared to $0.4 million, or 12.0% of revenues for the three months ended June 30, 2012.  The increase is primarily due to increased sub-rental expense and increased third party trucking expense.  Austin Chalk sub-rented an insignificant amount of equipment in the three months ended June 30, 2012 compared to significant sub-rental expense incurred for mud circulating tanks (500 barrel capacity) and other equipment during the three months ended June 30, 2013, to meet increasing customer demand.  The increases in third party trucking expense relate to the rapid increase in activity in sections of the Eagle Ford shale which are a greater distance from the Austin Chalk yard than the areas serviced during the three months ended June 30, 2012. No payroll, or related burden, is included in direct costs.

Depreciation expense for the three months ended June 30, 2013 increased 175.0% to $0.6 million, compared to $0.2 million, for the three months ended June 30, 2012.  The increase is due to the rapid expansion, and capital expenditures we have made subsequent to the acquisition of Austin Chalk.

Amortization expense, resulting from the intangible assets obtained in conjunction with the acquisition of Austin Chalk on October 26, 2012, was $0.1 million for the three months ended June 30, 2013.  Austin Chalk did not have any intangible assets on its balance sheet prior to the acquisition.

Selling, general and administrative expense increased 69.0% to $2.3 million for the three months ended June 30, 2013, compared to $1.4 million for the three months ended June 30, 2012.  The $0.9 million increase in selling, general and administrative expenses is primarily due to increased payroll expense, and related burden, as headcount increased from 67 at June 30, 2012 to 114 at June 30, 2013 to manage the rapid increase in activity.  Other expenses which increased included general liability, auto, and equipment insurance expense as a result of the addition of new equipment.

Corporate expense was $0.5 million for the three months ended June 30, 2013, consisting primarily of payroll for Aly Energy executives of $0.3 million and $0.2 million of legal and professional fees. During the three months ended June 30, 2013, non-recurring legal fees associated with both the Austin Chalk acquisition and the reverse merger transaction with Preferred Voice summed to approximately $0.1 million. We did not begin to incur corporate expense until the incorporation of Aly Energy on July 17, 2012, as such, the results for the three months ended June 30, 2012 do not include any corporate expense.

Interest expense was $0.1 million for the three months ended June 30, 2013 compared to $3,000 for the three months ended June 30, 2012. The interest expense for the three months ended June 30, 2013 relates to debt associated with a credit agreement entered into on October 26, 2012, in relation to the acquisition of ACPS.

Our income tax expense for the three months ended June 30, 2013, was $0.2 million, or 74.8% of our income before income taxes, compared to $0 of income tax expense for the three months ended June 30, 2012. Prior to the acquisition by Aly Energy on October 26, 2012, Austin Chalk operated as an S-corporation and was not subject to federal income tax, but was subject to Texas franchise tax.

Comparison of the Six Months Ended June 30, 2013 and the Six Months Ended June 30, 2012

	Successor	Predecessor
	Six Months Ended June 30,
	2013	2012	$ Change
Revenue	$9,190	$6,658	$2,532
Costs and Expenses
Direct costs	1,954	851	1,103
Depreciation	835	487	348
Amortization expense	261	-	261
Selling, general and administrative expenses	4,179	2,163	2,016
Corporate expenses	972	-	972
Operating income	989	3,157	(2,168)

Other expense
Interest expense	(268)	(12)	(256)
Other Income	3	1	2
Total other expenses	(265)	(11)	(254)
Net income before income tax	724	3,146	(2,422)
Provision for income tax	(276)	(40)	(236)
Net income	$448	$3,106	$(2,658)

Our revenues for the six months ended June 30, 2013 were $9.2 million, an increase of 38.0% compared to $6.7 million for the six months ended June 30, 2012. Revenues increased for the six months ended June 30, 2013 primarily due to the expansion of the rental fleet through investment in new equipment, including mud circulating tanks (400 and 500 barrel capacity), containment systems, diesel mud pumps, and skimming systems. We expanded our service offering, including rig-up and rig-down services, and added equipment to facilitate our services, such as tucking and delivery. We also diversified our customer base in our existing areas of operation by adding new customers.

Our direct costs for the six months ended June 30, 2013 increased 129.6% to $1.9 million, or 21.3% of revenues, compared to $0.9 million, or 12.8% of revenues for the six months ended June 30, 2012. The increase is primarily due to increased sub-rental expense and increased third party trucking expense. Austin Chalk sub-rented an insignificant amount of equipment in the three months ended June 30, 2012 compared to significant sub-rental expense incurred for mud circulating tanks (500 barrel capacity) and other equipment during the three months ended June 30, 2013, to meet increasing customer demand. The increases in third party trucking expense relate to the rapid increase in activity in sections of the Eagle Ford shale which are a greater distance from the Austin Chalk yard than the areas serviced during the three months ended June 30, 2012. No payroll, or related burden, is included in direct costs.. We expect sub-rental expense, and third party trucking expense to decrease over time during the full fiscal year 2013, as our expanded fleet of rental and trucking equipment increases the mix of company owned assets in the rental fleet.

Depreciation expense increased 71.5% to $0.8 million for the six months ended June 30, 2013, compared to $0.5 million, for the six months ended June 30, 2012. The increase is due to capital expenditures made to upgrade and expand our rental equipment, and trucking fleet.

Amortization expense, resulting from the intangible assets obtained in conjunction with the acquisition of Austin Chalk on October 26, 2012, was $0.3 million for the six months ended June 30, 2013. Austin Chalk did not have any intangible assets on its balance sheet prior to the acquisition.

Selling, general and administrative expense increased 93.2% to $4.2 million for the six months ended June 30, 2013, compared to $2.2 million for the six months ended June 30, 2012. The $2.0 million increase in selling, general and administrative expenses is primarily due to increased payroll expense, related burden, and insurance coverage, both health and corporate, as headcount expanded rapidly.

Corporate expense was $1.0 million for the six months ended June 30, 2013, consisting primarily of payroll for Aly Energy executives of $0.5 million and $0.3 million of legal and professional fees. During the six months ended June 30, 2013, non-recurring legal fees associated with both the Austin Chalk acquisition and the reverse merger transaction with Preferred Voice summed to approximately $0.2 million. We did not begin to incur corporate expense until the incorporation of Aly Energy on July 17, 2012, as such, the results for the six months ended June 30, 2012 do not include any corporate expense.

Interest expense was $0.3 for the six months ended June 30, 2013 compared to $12,000 for the six months ended June 30, 2012. The interest expense for the six months ended June 30, 2013 relates to debt associated with a credit agreement entered into on October 26, 2012, in relation to the acquisition of ACPS.

Our income tax expense for the six months ended June 30, 2013, was $0.3 million, or 38.1% of our income before income taxes, compared to $40,000 of income tax expense for the six months ended June 30, 2012. Prior to the acquisition by Aly Energy on October 26, 2012, Austin Chalk operated as an S-corporation and was not subject to federal income tax, but was subject to Texas franchise tax.

Liquidity and Capital Resources

Our on-going capital requirements arise primarily from our need to acquire equipment to increase our existing rental fleet, to expand product offerings and service lines, to service our debt, and to fund our working capital requirements. Our primary source of liquidity has been internal cash flows from operations. Proceeds from the issuance of debt and equity funded the acquisition. Future funds are expected to be provided by operating cash flow and, to the extent we determine to do so, the issuance of debt and equity.

The net cash provided by or used in our operating, investing, and financing activities during the six months ended June 30, 2013 and 2012 is summarized below (in thousands):

	Successor	Predecessor
	Six Months Ended June 30,
	2013	2012
Cash provided by (used in): Operating activities	$2,842	$2,144
Investing activities	(7,109)	(1,116)
Financing activities	2,776	(1,065)
Change in cash and cash equivalents	$(1,491)	$(37)

Operating Activities

For the six months ended June 30, 2013, we generated $2.8 million of cash from operating activities. Our net income for this period was $0.4 million. Non-cash additions to net income totaled $1.2 million consisting primarily of $1.2 million of depreciation and amortization.

During the six months ended June 30, 2013, changes in working capital provided $1.2 million in cash. Cash was provided by an increase in accounts payable and accounts payable - affiliate summing to $0.9 million, an increase in accrued expenses of $0.3 million, and a decrease in prepaid expenses of $0.1 million.

For the six months ended June 30, 2012, we generated $2.1 million of cash from operating activities. Our net income for this period was $3.1 million and the non-cash addition of depreciation expense was $0.5 million. Changes in working capital providing cash include a decrease in accounts payable and accrued expenses of $0.1 million, and increases in accounts receivable using $1.4 million in cash.

Investing Activities

During the six months ended June 30, 2013, we used $7.1 million in investing activities, consisting of the purchase or fabrication of capital assets, partially offset by $0.3 million of cash acquired from the reverse merger with Preferred Voice.

During the six months ended June 30, 2012, we used $1.1 million in investing activities, all consisting of the purchase or fabrication of capital assets.

Financing Activities

During the six months ended June 30, 2013, financing activities generated $2.8 million in cash, consisting of drawing under our credit facilities, net of principal payments and deferred financing costs.

During the six months ended June 30, 2012, financing activities used $1.1 million in cash, resulting from distributions to the owner of $1.0 million, and principal payments made on debt facilities of $0.1 million.

On October 26, 2012, Aly Energy closed on the acquisition of Austin Chalk with the proceeds of an issuance of common stock of $13.2 million before stock issuance costs of $0.7 million and term loan borrowings in the amount of $8.3 million before debt issuance costs of $0.5 million, borrowed under our credit facility with Wells Fargo. The executed credit agreement with Wells Fargo, entered into simultaneously with the closing of the Austin Chalk acquisition, provides for an $8.3 million term loan facility with a maturity date of October 26, 2016, and a revolving credit facility up to the lesser of (i) the borrowing base and (ii) $5.0 million with a maturity date of October 26, 2016. The borrowing base is redetermined monthly, based on our inventory and receivables, and as of June 30, 2013, the borrowing base under the credit facility was $3.4 million. The credit agreement contains customary events of default and covenants including restrictions on our ability, and the ability of Austin Chalk, to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. In addition, the credit agreement contains certain financial covenants including requirements to maintain (1) a consolidated funded debt to EBITDA ratio of not more than (a) 2.50 to 1.00 for the fiscal quarter ended December 31, 2012, and (b) 2.00 to 1.00 for any fiscal quarter ending on or after March 31, 2013, and (2) a fixed charge coverage ratio of not less than 1.5 to 1.0. Our obligations under the agreement are guaranteed by Austin Chalk and secured by substantially all of our assets and the assets of Austin Chalk.

The term loan is repayable in quarterly installments of $0.4 million. Borrowings under the credit facility bear interest, at our option, at the base rate or LIBOR. The annual interest rate on each base rate borrowing is (a) the greatest of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus (b) a margin between 2.50% and 3.50% (depending on the then-current leverage ratio). The interest rate on each LIBOR loan will be the LIBOR rate for the applicable interest period plus a margin between 3.50% to 4.50% (depending on the then-current leverage ratio). At June 30, 2013, there was $7.4 million of outstanding borrowings under the term loan and $0.0 outstanding under the revolving credit facility.

On April 19, 2013, we obtained an amendment to our credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan facility for purposes of financing capital expenditures. We are permitted to borrow under the facility from time to time in order to fund up to 80% of the cost of capital expenditures, subject to a $5.0 million limit on aggregate borrowings thereunder. The delayed draw term loan facility is subject to the same covenants and restrictions, and bears the same interest rate, as the existing term loan and revolving credit facilities provided by the credit agreement. At June 30, 2013, we had $3.8 million outstanding on the delayed draw loan facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required by smaller reporting companies.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer, of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q are effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

Changes in internal controls.   There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2013 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit Number	Exhibit Description

4.1	Credit Agreement, dated as of October 26, 2012, among Aly Energy Services Inc., Wells Fargo National Association (as agent) and the other lenders named therein

4.2	Amendment No. 1 to Credit Agreement, dated as of April 13, 2013

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ALY ENERGY SERVICES, INC.

Date: August 16, 2013	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)