Form 10-Q/A
period 2013-06-30
Aly Energy Services, Inc.
filed 2013-09-23
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q/A
(Amendment No. 1)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $ 0.001 Par Value – 74,137,767 shares as of August 16, 2013.

Explanatory Note

On August 16, 2013, we filed a report on Form 10-Q for the period ended June 30, 2013.  This amendment is being filed solely to re-file certain exhibits to such report, pursuant to Item 6 of Part II of Form 10-Q.

Item 6.  Exhibits

Exhibit Number	Exhibit Description

4.1	Credit Agreement, dated as of October 26, 2012, among Aly Energy Services, Inc., Wells Fargo National Association (as agent) and the other lenders named therein

4.2	Amendment No. 1 to Credit Agreement, dated April 13, 2013

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. All such exhibits were previously furnished in connection with the original filing of this report on Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALY ENERGY SERVICES, INC.

Date: September 23, 2013	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

 3