Form 10-Q
period 2013-09-30
Aly Energy Services, Inc.
filed 2013-11-14
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended September 30, 2013

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Transition Period From _______to _______

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

Common Stock, $0.001 Par Value – 74,297,047 shares as of November 14, 2013.

INDEX

ALY ENERGY SERVICES, INC.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$647	$1,660
Accounts Receivable, net of allowance for doubtful accounts of $13 and $13, respectively	3,633	4,492
Inventory	45	-
Deferred Tax Benefit	425	-
Prepaid Expenses and Other Current Assets	149	299

Total Current Assets	4,899	6,451

Property and Equipment, Net	21,288	13,456

Intangible Assets, Net	4,251	4,643
Goodwill	8,834	8,834
Deferred Loan Costs, Net	560	520
Deferred Tax Benefit - Long-Term	263	-
Other Assets	17	-

Total Assets	$40,112	$33,904

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,133	$632
Accrued Expenses	869	1,031
Accounts Payable - Affiliates	-	761
Deferred Income Taxes	230	279
Current Portion of Long-Term Debt	2,606	2,062

Total Current Liabilities	4,838	4,765

Long-Term Debt, Net of Current Portion	10,602	6,188
Deferred Income Taxes	6,899	6,068
Other Long-Term Liabilities	-	1,943

Total Liabilities	22,339	18,964

Commitments and Contingencies (See Note 5)

Series A Preferred Stock, $0.01 par value, 4,000,000 shares authorized, 4,000,000 and 2,000,000 shares issued and outstanding, respectively	4,068	1,943

Stockholders' Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 74,297,047 and 67,967,763 shares issued and outstanding, respectively	76	68
Treasury Stock, At Cost	(2)	-
Additional Paid-In-Capital	12,484	12,377
Retained Earnings	1,147	552

Total Stockholders' Equity	13,705	12,997

Total Liabilities and Stockholders' Equity	$40,112	$33,904

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except shares and per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$4,372	$4,354	$13,562	$11,012

Cost of Revenue	1,536	964	4,586	2,302

Gross Profit	2,836	3,390	8,976	8,710

Selling, General and Administrative Expenses	2,446	1,694	7,597	3,857

Operating Income	390	1,696	1,379	4,853

Interest Expense, Net	182	-	450	12
Other Expense/(Income)	-	(48)	(3)	(49)

Income Before Income Tax	208	1,744	932	4,890

Income Tax Expense	107	55	383	95

Net Income	101	1,689	549	4,795

Preferred Stock Dividends	53	-	155	-
Accretion of Preferred Stock	9	-	27	-

Net Income Available to Common Stockholders	$39	$1,689	$367	$4,795

Basic and Diluted Earnings per Share	$0.00	$0.02	$0.01	$0.07

Basic and Diluted Average Common Shares Outstanding	74,293,584	67,967,763	71,168,268	67,967,763

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except shares and per share data)

	Common Shares	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2012	6,130,184	$6	$20,482	$(2)	$(20,220)	$266

Reverse Merger Transaction	67,967,763	68	(7,890)	-	20,818	12,996
Stock-Based Compensation	199,100	2	74	-	-	76
Preferred Stock Dividends	-	-	(155)	-	-	(155)
Preferred Stock Accretion	-	-	(27)	-	-	(27)

Net Income	-	-	-	-	549	549

Balance at September 30, 2013	74,297,047	$76	$12,484	$(2)	$1,147	$13,705

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except shares and per share data)

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012

Cash Flows from Operating Activities
Net Income	$549	$4,795
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation Expense	1,244	731
Amortization of Deferred Loan Costs	123	-
Amortization of Intangible Assets	392	-
Stock-Based Compensation Expense	76	-
Deferred Taxes	94	-
Changes in Operating Assets and Liabilities
Accounts Receivable	859	(1,944)
Inventory	(45)	-
Prepaid Expenses and Other Assets	133	(7)
Accounts Payable	501	242
Accounts Payable - Affiliates	(761)	-
Accrued Expenses	(162)	309

Net Cash Provided by Operating Activities	3,003	4,126

Cash Flows from Investing Activities
Purchase of Property and Equipment	(8,167)	(2,496)
Cash Acquired from Reverse Merger	266	-

Net Cash Used in Investing Activities	(7,901)	(2,496)

Cash Flows from Financing Activities
Proceeds on Borrowing on Debt	6,725	-
Repayment of Debt	(2,677)	(112)
Distributions to Owner	-	(1,306)
Payment of Deferred Financing Costs	(163)	-

Net Cash Provided By/(Used In) Financing Activities	3,885	(1,418)

Net Increase/(Decrease) in Cash and Cash Equivalents	$(1,013)	$212

Cash and Cash Equivalents, Beginning of Period	$1,660	$1,769
Cash and Cash Equivalents, End of Period	$647	$1,981

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$422	$13
Cash Paid for State and Federal Income Taxes	$531	$504

Non-Cash Financing and Investing Activities
Purchase of Equipment through a Capital Lease Obligation	$910	$-

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Aly Energy Services Inc. (“Aly Operating”) was incorporated in Delaware on July 17, 2012, for the purpose of creating a worldwide oilfield manufacturing, distribution and services company that services exploration and production companies from well planning to plug and abandonment.

On October 26, 2012, Aly Operating acquired all the stock of Austin Chalk Petroleum Services Corp. ("Austin Chalk", “ACPS”, or “Predecessor”). ACPS provides surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

On May 14, 2013, Aly Operating and Preferred Voice, Inc. (“Preferred Voice”) entered into a Share Exchange Agreement (the “Exchange Agreement”), pursuant to which the holders of common stock of Aly Operating surrendered all of their shares in exchange for approximately 68 million newly issued shares of common stock of Preferred Voice (the “Share Exchange”), representing approximately 92% of the outstanding common stock of Preferred Voice after giving effect to the Share Exchange. Shares were exchanged at the ratio of 19.91 shares of Preferred Voice common stock for each one share of Aly Operating common stock. Following the Share Exchange, Aly Operating (which changed its name from Aly Energy Services Inc. to Aly Operating, Inc.) became a subsidiary of Preferred Voice, with Preferred Voice (which changed its name to Aly Energy Services, Inc., or “Aly Energy”, “the Company”, or “Successor”) owning all of the outstanding shares of common stock of Aly Operating.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Preferred Voice by Aly Operating under the acquisition method of accounting and was treated as a recapitalization with Aly Operating as the accounting acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the merger completed on May 14, 2013 and represent the operations of Aly Operating.

Aly Operating is a wholly-owned subsidiary of Aly Energy and Aly Operating has one wholly-owned subsidiary, Austin Chalk.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s Current Report on Form 8-K, as amended, originally filed with the SEC on May 14, 2013. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements include the accounts of Aly Energy and its subsidiaries. All significant inter-company transactions and accounts have been eliminated upon consolidation.

Revenue Recognition: The Company provides rental equipment, oilfield services and drilling services to its customers at per-day contractual rates. Revenue is recognized when it is realized or realizable and earned.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Estimated Useful Lives	September 30, 2013	December 31, 2012

Machinery and Equipment	1-12 years	$22,445	$13,680
Office Furniture, Fixtures and Equipment	3-7 years	78	15
Leasehold Improvements	Remaining Term	14	9

		22,537	13,704
Less: Accumulated Depreciation		(1,562)	(327)

		20,975	13,377
Assets Not Yet Placed In Service		313	79

Property, Plant and Equipment, Net		$21,288	$13,456

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $1.2 million and $0.7 million, respectively.

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	September 30, 2013	December 31, 2012

Customer Relationships	10 years	$3,141	$3,141
Trade Name	10 years	1,098	1,098
Non-Compete	5 years	491	491

		4,730	4,730
Less: Accumulated Amortization		(479)	(87)

Intangible Assets, Net		$4,251	$4,643

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense for the nine months ended September 30, 2013 and 2012 was $0.4 million and $0 respectively.

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

The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, respectively.

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

NOTE 3 - BUSINESS COMBINATION

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

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012

Term Loan	$6,600	$8,250
Delayed Draw Term Loan	4,375	-
Revolving Credit Facility	1,350	-
Capital Leases	883	-

	13,208	8,250
Less: Current Portion	(2,606)	(2,062)

Total Long-Term Debt	$10,602	$6,188

The terms of the term loan and revolving credit facility are described within Note D of the Company's consolidated financial statements for the year ended December 31, 2012, which are included in the Company's Current Report on Form 8-K, as amended, originally filed with the SEC on May 14, 2013.

On April 19, 2013, we obtained an amendment to our credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan facility for purposes of financing capital expenditures. We are permitted to borrow under the facility from time to time until December 31, 2013 in order to fund up to 80% of the cost of capital expenditures, subject to a $5.0 million limit on aggregate borrowings thereunder. The delayed draw term loan facility is subject to the same covenants and restrictions, and bears the same interest rate, as the existing term loan and revolving credit facilities provided by the credit agreement. Borrowings under the delayed draw term loan facility are repayable quarterly, commencing with the fiscal quarter ending March 31, 2014, in an amount per quarter equal to 6.25% of the aggregate amount of delayed draw term loan borrowings outstanding as of December 31, 2013.

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities. Our lenders have waived the application of the leverage ratio requirement for the fiscal quarter ending September 30, 2013. We are in discussions with our lenders regarding an amendment to our credit facility.

The Company leases five winch trucks, with the intent to purchase, under non-cancelable capital leases. The lease terms are 60 months and with monthly payments.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. The Company leases land and other facilities from an affiliate and leases equipment from non-affiliates, which expire through 2018.

Litigation — The Company is subject to certain claims arising in the ordinary course of business. Management does not believe that any claims will have a material adverse effect on the Company’s financial position or results of operations.

NOTE 6 - PREFERRED STOCK

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

The following table describes the changes in temporary equity, currently consisting of Series A Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock

December 31, 2012	$1,943	2,000,000	$4,036

Issuance	1,943	2,000,000	-
Accrued Dividends	155	-	155
Accretion	27	-	-

September 30, 2013	$4,068	$4,000,000	$4,191

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock (“common shares”) outstanding during the applicable period and excludes shares subject to outstanding stock options and shares of restricted stock. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock as appropriate. A reconciliation of the denominator used in the basic and diluted per share calculations for the period ending September 30, 2013 is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Denominator for Basic Earnings Per Share	74,293,584	67,967,763	71,168,268	67,967,763
Effect of Potentially Dilutive Securities	-	-	-	-

Denominator for Diluted Earnings per Share	74,293,584	67,967,763	71,168,268	67,967,763

The denominator calculated for the three and nine months ended September 30, 2012, the outstanding shares of Aly Operating, prior to the reverse merger with Preferred Voice, was used, and the conversion rate of 19.91 per Aly Operating share was applied to the outstanding common stock.

There were no securities excluded from the earnings per share calculation for the three and nine months ended September 30, 2013, because their inclusion would be anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION

Share-Based Payments – The Company has issued 159,280 shares of company stock during the three months ended September 30, 2013, and 199,100 shares of company stock during the nine months ended September 30, 2013, as part of compensation of an officer of the Company. The Company recognized share-based compensation expense of approximately $68,000 and $0 for the three months ended September 30, 2013 and 2012, respectively. The Company recognized share-based compensation expense of approximately $76,000 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

The Omnibus Incentive Plan (the “Plan”) was approved by the board of directors on May 2, 2013. A maximum of 6,769,400 shares of common stock may be awarded. As of September 30, 2013, options to purchase 6,769,400 shares of common stock were granted from the Plan, of which 6,769,400 were outstanding.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Expected Volatility	80.00%
Expected Forfeiture Rate	0.00%
Risk-Free Interest Rate	1.66%
Fair Value of Company Stock on May 2, 2013	$0.171

At September 30, 2013, there is approximately $494,200 of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options vested during the nine months ended September 30, 2013, as no vesting events occurred during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in the discussion below, “we,” “our,” and “us” refers to Austin Chalk prior to the acquisition of Austin Chalk by Aly Operating on October 26, 2012, to the combined operations of Aly Operating and Austin Chalk from October 26, 2012 until the reverse acquisition of Preferred Voice by Aly Operating on May 14, 2013, and the combined operations of Aly Operating, Austin Chalk and Preferred Voice from and after May 14, 2013.

Overview of Our Business

We are a provider of surface rental equipment and a roustabout service which is responsible for delivery of equipment and rig-up on well sites. Our primary products include mud circulating tanks (400 and 500 barrel capacity), mud pumps (diesel and electric), oil skimming systems, secondary containment systems and stairs, mud mixing plants, and 3” polyethylene pipe. We fabricate several of our products in-house. We service the Eagle Ford shale, the Permian Basin, and other areas in Texas from operating yards in Giddings, Texas (headquarters), San Angelo, Texas, and Dilley, Texas.

We derive the majority of our operating revenues from rates per day for the rental of equipment. The remainder of our operating revenues are generated by delivery and rig-up services which we provide in conjunction with the rental of equipment. We bill customers for these services at either a flat rate per job or an hourly rate. The price we charge for our services depends on both the level of activity within the geographic area in which we operate and also the competitive environment.

Our operating costs do not fluctuate in direct proportion to changes in revenue. Our operating expenses consist of both fixed and variable costs. Although variable costs are highly correlated with revenue and activity, variable costs such as sub-rental equipment expenses and third party trucking expenses can be reduced during times of increased activity by our investment in new rental and transportation equipment.

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

During the three months ended September 30, 2013, our top 3 customers accounted for approximately 59% of total revenues. Our largest customer accounted for approximately 35% of total revenue. Revenue generated by our largest customer as a percentage of total revenue has decreased significantly during the three months ended September 30, 2013 due to the addition of new revenue-generating customers and due to a decrease in revenue dollars generated by our largest customer. For the months ended August 31, 2013 and September 30, 2013, our largest customer accounted for only 31% and 22% of total revenue, respectively.

During the nine months ended September 30, 2013, our top 3 customers accounted for approximately 68% of total revenues. Our largest customer accounted for approximately 44% of total revenue.

Inception of Aly Operating

On July 17, 2012, Aly Operating was incorporated with the strategic objective of acquiring, integrating and growing a global oilfield services operation.

Acquisition of Austin Chalk

On October 26, 2012, Aly Operating acquired Austin Chalk for a total purchase price of $22.5 million, net of cash acquired of approximately $58,000. Total consideration included $17.9 million cash, a payable of $0.8 million and the issuance of 4.0 million shares of preferred stock, $0.01 par value, at fair value of $3.8 million.

Results of Operations

The results in the tables below represent the results of Austin Chalk for the three and nine months ended September 30, 2012 and the results of Aly Energy consolidated for the three and nine months ended September 30, 2013.

Comparison of the Three Months Ended September 30, 2013 and the Three Months Ended September 30, 2012

	Successor	Predecessor
	Three Months Ended September 30,
	2013	2012	Variance ($)

Revenue	$4,372	$4,354	$18

Direct Costs	997	720	277
Depreciation Expense	408	244	164
Amortization Expense	131	-	131

Gross Profit	2,836	3,390	(554)

Selling, General and Administrative Expenses	1,963	1,694	269
Corporate Expenses	483	-	483

Operating Income	390	1,696	(1,306)

Other Expense/(Income)
Interest Expense	136	-	136
Amortization of Deferred Loan Costs	46	-	46
Other Expense/(Income)	-	(48)	48

Total Other Expense/(Income)	182	(48)	230

Income Before Income Tax	208	1,744	(1,536)

Income Tax Expense	107	55	52

Net Income	101	1,689	(1,588)

Accretion of Preferred Stock	9	-	9
Preferred Stock Dividends	53	-	53

Net Income Available to Common Stockholders	$39	$1,689	$(1,650)

Our revenues for the three months ended September 30, 2013 were $4.4 million, a slight increase of 0.4% over $4.4 million for the three months ended September 30, 2012. A significant revenue contribution from secondary containment systems and stairs, a new product offering in 2013, was offset by a decrease in rental revenue generated by oil skimming systems and mud circulating tanks. The decrease in rental revenue from mud circulating tanks was due primarily to pricing pressure which was offset slightly by the increase in the number of mud circulating tanks in our inventory which were available for rental. We added a significant number of new customers during the three months ended September 30, 2013 resulting in a decrease in our customer concentration. Due to the timing of the addition of customers throughout the quarter, the full benefit of customer diversification will be realized in the fourth quarter of 2013 and in 2014 when our larger customer base is generating revenue throughout the period.

Our direct costs for the three months ended September 30, 2013 increased 38.5% to $1.0 million, or 22.8% of revenues, compared to $0.7 million, or 16.5% of revenues for the three months ended September 30, 2012. The increase is primarily due to an increase in third party trucking expense and an increase in fuel expense offset by a decrease in sub-rental expense. The increases in third party trucking expense and fuel expense relate to an increase in activity in sections of the Eagle Ford shale which are a greater distance from the Austin Chalk yard than the areas serviced during the three months ended September 30, 2012 and the start-up of a new operating yard in San Angelo. Throughout the three months ended September 30, 2013, the San Angelo yard was serviced out of the pre-existing Giddings yard. As revenue generated in San Angelo increases, we will obtain the equipment and hire the personnel to enable San Angelo to operate independently which will result in decreases in third-party trucking expense and fuel expense. In addition, we have invested a significant amount of capital into expanding our trucking fleet which will enable us to reduce third-party trucking expense going forward. Austin Chalk increased its number of sub-rented 500 bbl capacity mud circulating tanks throughout the three months ended September 30, 2012 in response to customer demand resulting in significant sub-rental expense as compared to the three months ended September 30, 2013 during which we reduced our sub-rental fleet of tanks to zero as we replaced all sub-rented tanks with the 100 tanks we invested in during 2013. No payroll, or related burden, is included in direct costs.

Depreciation expense for the three months ended September 30, 2013 increased 67.2% to $0.4 million, compared to $0.2 million, for the three months ended September 30, 2012. The increase is due to the significant capital expenditures we have made upgrading and expanding our rental equipment and trucking fleet in 2013 and also the write-up of assets associated with the acquisition of Austin Chalk on October 26, 2012.

Amortization expense, resulting from the intangible assets obtained in conjunction with the acquisition of Austin Chalk on October 26, 2012, was $0.1 million for the three months ended September 30, 2013. Austin Chalk did not have any intangible assets on its balance sheet prior to the acquisition.

Selling, general and administrative expense increased 15.9% to $2.0 million for the three months ended September 30, 2013, compared to $1.7 million for the three months ended September 30, 2012. The $0.3 million increase in selling, general and administrative expenses is primarily due to increased payroll expense and related burden resulting from the start-up of the San Angelo yard and from the addition of essential personnel such as middle management and support staff to enable efficient growth.

Corporate expense was $0.5 million for the three months ended September 30, 2013, consisting primarily of payroll for Aly Operating executives of $0.3 million, which includes approximately $68,000 of stock compensation expense, and $0.1 million of legal and professional fees, including audit and accounting fees. We did not incur corporate expense prior to the acquisition of Austin Chalk on October 26, 2012.

Interest expense was $0.1 million for the three months ended September 30, 2013. The interest expense for the three months ended September 30, 2013 relates to debt associated with a credit agreement entered into on October 26, 2012, in relation to the acquisition of ACPS.

Our income tax expense for the three months ended September 30, 2013, was $0.1 million, or 51.4% of our income before income taxes, compared to income tax expense of approximately $55,000 for the three months ended September 30, 2012. Prior to the acquisition by Aly Operating on October 26, 2012, Austin Chalk was subject to Texas franchise tax but it was not subject to federal income tax because it operated as an S-corporation.

Comparison of the Nine Months Ended September 30, 2013 and the Nine Months Ended September 30, 2012

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012	Variance ($)

Revenue	$13,562	$11,012	$2,550

Direct Costs	2,950	1,571	1,379
Depreciation Expense	1,244	731	513
Amortization Expense	392	-	392

Gross Profit	8,976	8,710	266

Selling, General and Administrative Expenses	6,142	3,857	2,285
Corporate Expenses	1,455	-	1,455

Operating Income	1,379	4,853	(3,474)

Other Expense/(Income)
Interest Expense, Net	327	12	315
Amortization of Deferred Loan Costs	123	-	123
Other Expense/(Income)	(3)	(49)	46

Total Other Expense/(Income)	447	(37)	484

Income Before Income Taxes	932	4,890	(3,958)

Income Tax Expense	383	95	288

Net Income	549	4,795	(4,246)

Accretion of Preferred Stock	27	-	27
Preferred Stock Dividends	155	-	155

Net Income Available to Common Stockholders	$367	$4,795	$(4,428)

Our revenues for the nine months ended September 30, 2013 were $13.6 million, an increase of 23.2% compared to $11.0 million for the nine months ended September 30, 2012. Rental revenue increased primarily due to a significant revenue contribution from secondary containment systems and stairs, a new product offering in 2013, and an increase in revenue from mud circulating tanks and mud mixing plants. Despite pricing pressure on the rental rate of mud circulating tanks in 2013, revenue generated by mud circulating tanks increased by approximately 20% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due primarily to the increase in the number of mud circulating tanks in our inventory which were available for rental. During the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, revenue from our rig-up/rig-down and trucking services increased at a much faster rate than our revenue from rental day rates due to the ability to maintain pricing on services despite pricing pressure on rental day rates. We added a significant number of new customers during the nine months ended September 30, 2013 resulting in a decrease in our customer concentration. Due to the timing of the addition of customers throughout the first nine months of 2013, the full benefit of customer diversification will be realized in the fourth quarter of 2013 and in 2014 when our larger customer base is generating revenue throughout the entire period.

Our direct costs for the nine months ended September 30, 2013 increased 87.8% to $3.0 million, or 21.8% of revenues, compared to $1.6 million, or 14.3% of revenues for the nine months ended September 30, 2012. The increase is primarily due to increases in sub-rental expense, third party trucking expense, and fuel expense. In order to satisfy customer demand in 2012, Austin Chalk sub-rented an increasing number of 500 bbl capacity mud circulating tanks with the largest increase in the three months ended December 31, 2012. In early 2013, Austin Chalk accepted delivery of 100 new mud circulating tanks for its rental fleet and began to replace sub-rented tanks with ACPS-owned tanks as customers completed jobs and returned the sub-rented tanks. Although Austin Chalk has now replaced all sub-rented tanks and we expect to see a decrease in sub-rental expense in the fourth quarter of 2013, the average number of sub-rented tanks during the nine months ended September 30, 2013 was much greater than the average number of sub-rented tanks during the nine months ended September 30, 2012 due to the slow replacement process in 2013. The increases in third party trucking expense and fuel expense relate to an increase in activity in sections of the Eagle Ford shale which are a greater distance from the Giddings yard than the areas serviced during the nine months ended September 30, 2012 and the start-up of a new operating yard in San Angelo. The San Angelo yard has been serviced out of the pre-existing Giddings yard from its opening date in the second quarter of 2013. As revenue generated in San Angelo increases, we will obtain the equipment and hire the personnel necessary to enable San Angelo to operate independently which will result in decreases in third-party trucking expense and fuel expense. In addition, we have invested a significant amount of capital into expanding our trucking fleet which will enable us to reduce third-party trucking expense going forward. No payroll, or related burden, is included in direct costs.

Depreciation expense increased 70.2% to $1.2 million for the nine months ended September 30, 2013, compared to $0.7 million, for the nine months ended September 30, 2012. The increase is due to the significant capital expenditures we have made upgrading and expanding our rental equipment and trucking fleet in 2013 and also the write-up of assets associated with the acquisition of Austin Chalk on October 26, 2012.

Amortization expense, resulting from the intangible assets obtained in conjunction with the acquisition of Austin Chalk on October 26, 2012, was $0.4 million for the nine months ended September 30, 2013. Austin Chalk did not have any intangible assets on its balance sheet prior to the acquisition.

Selling, general and administrative expense increased 59.2% to $6.1 million for the nine months ended September 30, 2013, compared to $3.8 million for the nine months ended September 30, 2012. The $2.3 million increase in selling, general and administrative expenses is primarily due to increased payroll expense and related burden resulting from the start-up of the San Angelo yard and from the addition of essential personnel such as middle management and support staff to enable efficient growth and an increase in insurance expense related to a larger employee and equipment base.

Corporate expense was $1.5 million for the nine months ended September 30, 2013, consisting primarily of payroll for Aly Operating executives of $0.7 million, which includes approximately $76,000 of stock compensation expense, and $0.4 million of legal and professional fees, including audit and accounting fees, of which approximately $0.3 million were non-recurring. We did not incur corporate expense prior to the acquisition of Austin Chalk on October 26, 2012.

Interest expense was $0.3 million for the nine months ended September 30, 2013 compared to approximately $13,000 for the nine months ended September 30, 2012. The interest expense for the nine months ended September 30, 2013 relates to debt associated with a credit agreement entered into on October 26, 2012, in relation to the acquisition of ACPS.

Our income tax expense for the nine months ended September 30, 2013, was $0.4 million, or 41.1% of our income before income taxes, compared to income tax expense of approximately $95,000 for the nine months ended September 30, 2012. Prior to the acquisition by Aly Operating on October 26, 2012, Austin Chalk was subject to Texas franchise tax but it was not subject to federal income tax because it operated as an S-corporation.

Liquidity and Capital Resources

Our on-going capital requirements arise primarily from our need to acquire equipment to increase our existing rental fleet and to expand product offerings and service lines, to service our debt, and to fund our working capital requirements. Our primary source of liquidity has been internal cash flows from operations and borrowings under our credit facility. Proceeds from the issuance of debt and equity funded the acquisition of Austin Chalk. Future funds are expected to be provided by operating cash flow and, to the extent we determine to do so, the issuance of debt and equity.

The net cash provided by or used in our operating, investing, and financing activities during the nine months ended September 30, 2013 and 2012 is summarized below (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012
Cash Provided By/(Used In):

Operating Activities	$3,003	$4,126
Investing Activities	(7,901)	(2,496)
Financing Activities	3,885	(1,418)

Change in Cash and Cash Equivalents	$(1,013)	$212

Operating Activities

For the nine months ended September 30, 2013, we generated $3.0 million of cash from operating activities. Our net income for this period was $0.5 million. Adjustments to net income totaled $1.9 million consisting primarily of $1.6 million of depreciation and amortization.

During the nine months ended September 30, 2013, changes in working capital provided $0.5 million in cash. Cash was primarily provided by a decrease in accounts receivable of $0.9 million and an increase of $0.5 million in accounts payable offset by a decrease in accrued expenses of $0.2 million and a decrease in accounts payable - affiliate of $0.8 million.

For the nine months ended September 30, 2012, we generated $4.1 million of cash from operating activities. Our net income for this period was $4.8 million and the non-cash addition of depreciation expense was $0.7 million. Changes in working capital resulted in a $1.4 million use of cash due primarily to an increase of $1.9 million in accounts receivable related to the rapid increase in sales and an increase in income tax payable of $0.5 million offset partially by a $1.1 million decrease in accounts payable and accrued expenses.

Investing Activities

During the nine months ended September 30, 2013, we used $7.9 million in investing activities, all consisting of the purchase or fabrication of capital assets, partially offset by $0.3 million of cash acquired from the reverse merger with Preferred Voice.

During the nine months ended September 30, 2012, we used $2.5 million in investing activities, all consisting of the purchase or fabrication of capital assets.

Financing Activities

During the nine months ended September 30, 2013, financing activities generated $3.9 million in cash, consisting of borrowings under our credit facilities, net of principal payments, and deferred financing costs.

During the nine months ended September 30, 2012, financing activities used $1.4 million in cash, resulting from distributions to the owner of $1.3 million, and principal payments made on debt facilities of $0.1 million.

On October 26, 2012, Aly Operating closed on the acquisition of Austin Chalk with the proceeds of an issuance of common stock of $13.2 million before stock issuance costs of $0.7 million and term loan borrowings in the amount of $8.3 million before debt issuance costs of $0.5 million, borrowed under our credit facility with Wells Fargo. The executed credit agreement with Wells Fargo, entered into simultaneously with the closing of the Austin Chalk acquisition, provides for an $8.3 million term loan facility with a maturity date of October 26, 2016, and a revolving credit facility up to the lesser of (i) the borrowing base and (ii) $5.0 million with a maturity date of October 26, 2016. The borrowing base is determined monthly, based on our inventory and receivables, and as of September 30, 2013, the borrowing base under the credit facility was $2.6 million. The credit agreement contains customary events of default and covenants including restrictions on our ability, and the ability of Austin Chalk, to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. In addition, the credit agreement contains certain financial covenants including requirements to maintain (1) a consolidated funded debt to EBITDA ratio of not more than 2.00 to 1.00 for any fiscal quarter ending on or after March 31, 2013, and (2) a fixed charge coverage ratio of not less than 1.5 to 1.0. Our obligations under the agreement are guaranteed by Austin Chalk and secured by substantially all of our assets and the assets of Austin Chalk.

The term loan is repayable in quarterly installments of $0.4 million. Borrowings under the credit facility bear interest, at our option, at the base rate or LIBOR. The annual interest rate on each base rate borrowing is (a) the greatest of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus (b) a margin between 2.50% and 3.50% (depending on the then-current leverage ratio). The interest rate on each LIBOR loan will be the LIBOR rate for the applicable interest period plus a margin between 3.50% and 4.50% (depending on the then-current leverage ratio). At September 30, 2013, there was $6.6 million of outstanding borrowings under the term loan and $1.4 outstanding under the revolving credit facility. As of September 30, 2013, we had $1.2 million of incremental borrowing availability under the revolving credit facility.

On April 19, 2013, we obtained an amendment to our credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan facility for purposes of financing capital expenditures. We are permitted to borrow under the facility from time to time up until December 31, 2013 in order to fund up to 80% of the cost of capital expenditures, subject to a $5.0 million limit on aggregate borrowings thereunder. Borrowings under the delayed draw term loan facility are repayable quarterly, commencing with the fiscal quarter ending March 31, 2014, in an amount per quarter equal to 6.25% of the aggregate amount of delayed draw term loan borrowings outstanding as of December 31, 2013. The delayed draw term loan facility is subject to the same covenants and restrictions, and bears the same interest rate, as the existing term loan and revolving credit facilities provided by the credit agreement. At September 30, 2013, we had $4.4 million outstanding on the delayed draw loan facility and we had the capability to borrow an additional $0.6 million on the delayed draw loan facility for the purposes of financing capital expenditures.

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities. Our lenders have waived the application of the leverage ratio requirement for the fiscal quarter ending September 30, 2013. We are in discussions with our lenders regarding an amendment to our credit facility.

During the three months ended September 30, 2013, the Company entered into non-cancelable capital leases for five winch trucks with the intent to purchase the trucks at the end of the 60 month term. The Company makes monthly principal and interest payments on these leases.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2013 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

ALY ENERGY SERVICES, INC.

Date: November 14, 2013	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)