Form 10-K
period 2013-12-31
Aly Energy Services, Inc.
filed 2014-04-10
CIK 946822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Year Ended December 31, 2013

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Transition Period From _____________to _____________

Commission File Number 33-92894

ALY ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2440201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Riverway, Suite 920
Houston, TX	77056
(Address of Principal Executive Offices)	(Zip Code)

(713)-333-4000
(Registrant’s Telephone Number, including area code.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Each Exchange on which Registered
Common Stock, $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $13.5 million as of December 31, 2013, the last business day of the registrant’s most recently completed fiscal year, based upon the closing sales price of the registrant’s common stock on that date.

At April 10, 2014, the registrant had 90,037,544 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

INDEX

ALY ENERGY SERVICES, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-K (this “Report”) contains certain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are generally identifiable by use of the words “may,” “will,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “expects,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found in Item 1A of this Report under “Risk Factors” and in Item 7 of this report under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this Report generally, and include statements with respect to, among others:

●	projected operating or financial results, including any accretion/dilution to earnings and cash flow;
●	any plans to obtain financing to fund future acquisitions;
●	prospects for services and expected activity in potential and existing areas of operations;
●	the effects of competition in areas of operations;
●	the outlook of oil and gas prices;
●	the current economic conditions and expected trends in the industry we serve;
●	the amount, nature and timing of capital expenditures, including future development costs, and availability of capital resources to fund the merger and subsequent capital expenditures;
●	future financial condition or results of operations and future revenues and expenses; and
●	business strategy and other plans and objectives for future operations.

Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

●	general economic and business conditions;
●	prices of crude oil and natural gas and industry expectations about future prices;
●	the business opportunities (or lack thereof) that may be presented to our company and may be pursued; and
●	changes in laws and regulations.

Should one or more of the factors, risks or uncertainties described above materialize (or the other consequences of such a development worsen), or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Report.

Item 1. Business.

The vision of Aly Energy Services, Inc. is to create an oilfield manufacturing, distribution and services company that provides products and services to its customers from well planning to plug and abandonment. We intend to grow our business both organically through additional investments in existing operations and through the acquisition of businesses operating in our industry.

History and General Description of Our Business

On July 17, 2012, Munawar “Micki” Hidayatallah founded and incorporated Aly Energy Services Inc. (“Aly Operating”) in Delaware. Previously, Mr. Hidayatallah served as Chairman and Chief Executive Officer at Allis-Chalmers Energy Inc. (“Allis-Chalmers”) from 2001 until its ultimate sale in 2011. During Mr. Hidayatallah’s tenure, Allis-Chalmers grew sales from approximately $5 million in 2001 to over $650 million in 2010. Allis-Chalmers was ultimately sold for $1.1 billion in 2011.

On October 26, 2012, Aly Operating acquired all of the stock of Austin Chalk Petroleum Services Corp. (“Austin Chalk” or “Predecessor”) for a total purchase price of $22.5 million. Total consideration included $17.9 million cash (net of cash acquired of approximately $58,000), a payable of $0.8 million and the issuance of 4.0 million shares of preferred stock at Aly Operating, $0.01 par value, at fair value of $3.8 million.

Austin Chalk was founded in 2001 as a provider of high performance, explosion-resistant surface rental equipment and quality assurance services for land-based horizontal drilling. Austin Chalk currently offers a robust inventory of surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location. Delivering high quality service has been a key focus over the years and Austin Chalk routinely sends service technicians to locations to inspect and service equipment. This service advantage and preventive maintenance keeps the equipment working properly while on location.

On May 14, 2013, Preferred Voice, Inc. (“Preferred Voice”), Aly Operating and the common stockholders of Aly Operating entered into a Share Exchange Agreement (the “Exchange Agreement”). Preferred Voice was incorporated in 1992 and began operations in 1994 as a traditional 1+ long-distance reseller. Preferred Voice maintained operations in the telecommunications space through January 2012 at which time it discontinued all operations. From and after that date, Preferred Voice was deemed to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Prior to the execution and delivery of the Exchange Agreement, the Preferred Voice’s board of directors’ approved the Exchange Agreement and the transactions contemplated thereby. Similarly, the board of directors of Aly Operating approved the Exchange Agreement.

Pursuant to the Exchange Agreement, holders of common stock of Aly Operating surrendered all of their shares in exchange for approximately 68 million newly issued shares of common stock of Preferred Voice (the “Share Exchange”), representing approximately 92% of the outstanding common stock of Preferred Voice after giving effect to the Share Exchange. Shares were exchanged at the ratio of 19.91 shares of Preferred Voice common stock for each one share of Aly Operating common stock.

Immediately after the execution and delivery of the Exchange Agreement, Preferred Voice amended its certificate of incorporation to change the name of Preferred Voice to Aly Energy Services, Inc. (“Aly Energy” or the “Company”) and Aly Operating amended its certificate of incorporation to change its name from Aly Energy Services Inc. to Aly Operating, Inc.

Since the Share Exchange took place on May 14, 2013, Aly Energy has owned all of the outstanding shares of common stock of Aly Operating. Kurt Chew, the President of Austin Chalk which is a wholly-owned subsidiary of Aly Operating, continues to own all of the outstanding shares of preferred stock of Aly Operating, which shares may, in certain circumstances, convert into shares of Aly Energy common stock.

As used in the subsequent discussion, “we,” “our,” and “us” refers to Austin Chalk prior to the acquisition of Austin Chalk by Aly Operating on October 26, 2012, to Aly Operating from October 27, 2012 until the Share Exchange (May 14, 2013), and to Aly Energy from and after the Share Exchange. When discussing results of operations and reporting financial information, we refer to the following time periods: (i) the year ended December 31, 2013, (ii) the period from inception (July 17, 2012) through December 31, 2012, and (iii) the Predecessor period (January 1, 2012 through October 26, 2012). Within the year ended December 31, 2013, we do not distinguish between the periods prior to and subsequent to the Share Exchange for the purposes of discussing and reporting financial information because the impact of the inclusion of Aly Energy, a “shell company” (as such term is defined in Rule 12b-2 under Exchange Act) prior to the Share Exchange, on the consolidated financial statements is immaterial.

Strategic Initiatives and Growth Strategy

Our growth strategy consists of the following elements, focused on pursuing organic growth and acquiring existing businesses:

•
Increase inventory of rental products currently being offered: Since the acquisition of Austin Chalk in October 2012, we have invested more than $8.0 million to expand our inventory of rental equipment excluding our investments in new product lines. Prior to the acquisition, even while sub-renting over 100 pieces of rental equipment per day, Austin Chalk often turned down additional business due to constraints on access to both owned and sub-rented equipment. Due to our investment in 2012 and 2013, we have been able to substantially meet the demand from our customers operating in the Eagle Ford Shale from our Giddings location without sub-renting a significant amount of equipment. The decrease in the amount of sub-rented equipment and the associated expense improved our operating results significantly in the second half of 2013. We expect to make additional investments in equipment in 2014 to serve our customers operating in the Permian Basin from our San Angelo facility which opened in mid-2013.

•	Add products and services: We often receive requests from both existing and new customers for “add-on” rental equipment and services which we do not currently offer. When we receive such requests, we carefully examine the economics of expanding our product and service offerings to accommodate the requests. In 2013, we invested in two new rental equipment offerings: containment systems (including stairs) and driveovers. We successfully marketed both products to customers and generated combined revenues in excess of $1.2 million during the year ended December 31, 2013 on a cumulative investment of less than $1.2 million. We will continue to identify and invest in new product and service offerings with attractive returns in order to satisfy existing customers and attract new customers.

•
Expand into new geographic markets: Aly Operating intends to increase the number of geographic markets in which it operates in a deliberate and prudent manner by completing a thorough assessment of the potential economic returns that can be achieved by the expansion. Economic returns in potential markets will be impacted by overall drilling and production activity in the market, our ability to enter the market and capture market share from existing service providers which offer similar services, our ability to obtain the equipment and provide the services which meet the needs and standards of the active operators, and our ability to create a cost effective operational organization to serve the market. If we determine that the identified market could provide us with attractive economic returns, we focus our sales and marketing resources on establishing an anchor customer in the market prior to committing to the expansion. During the year ended December 31, 2013, we successfully achieved this initiative by identifying an anchor customer operating in the Permian Basin and then expanding into that basin by opening an operating yard in San Angelo, Texas in the second quarter of 2013. San Angelo began operations in the third quarter of 2013 and generated revenues of approximately $1.2 million in the fourth quarter of 2013 which was approximately 24.2% of our total revenues during the same time period.

•
Identify and invest in complementary businesses with a proven track record: We intend to grow our business organically by focusing on the initiatives previously listed and also through the acquisition of existing oilfield services providers which will enables us to achieve similar strategic initiatives to those we will focus on to achieve organic growth: expand our fleet of equipment, expand our offering of rental equipment and services, and expand our geographic footprint. When identifying a target, we ensure that it has a track record of providing high-quality products and services as we recognize the importance of maintaining our reputation and brand. We prefer targets which have a profitable operating history, a recognizable and well-diversified customer base, key employees who want to continue in their existing roles post-acquisition and, when applicable, key employees who are willing to retain an interest in the company. Currently, our ideal acquisition target operates within the oil and liquid gas basins and offers products and services that can be differentiated from competitors. However, these and other attributes desired in a target will change based on the overall market and economic environment and based on the performance of our existing operating divisions.

Products and Services

Austin Chalk provides rental equipment, hauling services to deliver rental equipment to the well site, and rig-up/rig-down services. Historically, Austin Chalk’s core business has been the rental of mud circulating tanks and ancillary equipment. During the year ended December 31, 2013, the product mix has become less concentrated as Austin Chalk has added new lines of rental equipment, such as containment systems and driveovers, and modified existing equipment and services, such as mud mixing plants, to meet the demand of certain customers. Rental revenues as a percentage of total revenues for the years ended December 31, 2013 and 2012 were 61.4% and 63.3%, respectively.

400-Barrel Mud Circulating Systems: Austin Chalk currently has approximately 95 vertical 400-barrel mud circulating systems. Austin Chalk developed its vertical 400-barrel system as an innovative solution that minimizes on-site kill mud and active mud storage to address the need of some operators to reduce location size. The vertical design provides a significant advantage taking up one-third of the space typically needed for horizontal conventional frac tanks and 500 barrel skidded tanks. In addition, the 400-barrel mud circulating tanks have customized jet-line designs that provide improved circulation and result in a more consistent drilling mud. This specific design ensures the mud is ready when needed thus reducing the time required to condition the mud and the costs associated with material “fall-out”. The entire tank system can be rented as a package with diesel or electric mud pumps, hoses and wood mats for an additional cost.

500-Barrel Mud Circulating Systems: Austin Chalk currently owns approximately 135 500-barrel mud-circulating systems of which approximately 117 tanks are highly mobile with rounded bottoms and customized jet-lines for better circulating to ensure a more consistent mud and easier cleanout at the completion of a job. The tanks are typically rented as a package with diesel or electric mud pumps and hoses for an additional charge.

Mud Pumps: Austin Chalk’s rental fleet includes approximately 25 electric and 14 diesel powered mud pumps and, during the year ended December 31, 2013, Austin Chalk consistently sub-rented diesel mud pumps to meet the demand of customers. We intend to purchase additional diesel mud pumps for our fleet in 2014 to replace a portion of the sub-rented pumps which will increase our gross margin on the rental of the pumps. The majority of Austin Chalk’s pumps are mounted to the circulating tanks and rented as a package. All of the electric and diesel powered pumps have a customized filter positioned in the flow line from the tank to the rig to ensure better consistency of the mud with no trash transferred. Pumps are serviced when returned to the yard or can be maintained at the drill site for longer-term rentals.

Skimming Systems: Austin Chalk currently owns 7 skimming systems which are used to skim oil during the drilling process. After the oil is skimmed, it is transferred to on-site frac tanks while the water which has been separated is transferred back to the rig for drilling. Skimming systems are most often used when underbalanced conditions exist in a well being drilled horizontally or when coiled tubing units are being used to drill out plugs in a well with multiple fractured zones.

Mud Mixing Plants: In 2013, Austin Chalk owned 6 mud mixing plants which range in size from 60 bbl to 200 bbl. The mud mixing plants are utilized on a drilling location to mix chemicals and “weighting” product into an existing mud system or in creating a new mud system at the well site. There is significant demand for our mud mixing plants in the Permian Basin. In 2014, we intend to fabricate 7 new mud mixing plants which will each have a 400 bbl capacity and will be priced at much higher rates than the existing 60 bbl, 100 bbl, and 200 bbl capacity units.

Containment Systems: Containment systems consist of berms and plastic linings constructed to ensure that all products and chemicals present on the well site which might be environmentally undesirable if discharged and/or spilled on a location are contained. We invested heavily in containment systems in 2013 and currently own over 12,000 linear feet of berms. When we rent containment systems, we also provide related services such as placement and removal of both the berms and the plastic liners.

Other Equipment: Austin Chalk also offers rental of mud gas separators (also known as gas busters), diesel powered transfer pumps, quick-line 3” polyurethane pipe, and other ancillary equipment often marketed in conjunction with its mud circulating tanks.

Services: Austin Chalk offers two primary services in conjunction with the rental of its equipment: hauling of rental equipment to the well site and rig-up/rig-down of rental equipment. Offering these services provides Austin Chalk with an advantage over competitors who do not typically offer these services and thus force the customers to hire a third party which is typically less efficient and more expensive. During the years ended December 31, 2013 and December 31, 2012, approximately 38.6% and 36.7% of our revenues, respectively, came from the provision of services and the remainder from rentals of our products.

Fabricating Capabilities

Austin Chalk fabricates a significant portion of the equipment in its rental fleet, including 400 bbl mud circulating tanks, skimming systems, and mud mixing plants. Fabrication takes place in our 5,000 square foot fabrication shop in Giddings, Texas.

Geographic Markets

We operate primarily in Texas in the Eagle Ford Shale, Austin Chalk Formation, Eaglebine, and the Permian Basin.

Competition

We experience significant competition in our business. The markets in which we operate are highly fragmented and there are a large number of companies that offer rental equipment and services which overlap with our offerings.

Customers

Austin Chalk provides equipment and services to several well-known, established operators, such as Halcón Resources, LLC, Pioneer Natural Resources, Murphy Exploration and Production, and EOG Resources.

Prior to 2013, we had a very high customer concentration and, during the year ended December 31, 2012, our top two customers accounted for approximately 70% of total revenues. In 2013, we diversified our customer base significantly both by adding customers in our existing areas of operation and by entering the Permian Basin which further expanded our customer base. During the year ended December 31, 2013, we increased the number of unique revenue generating customers to 71 from 42 during the year ended December 31, 2012. As a consequence of these activities, during the fourth quarter of 2013, our top three customers represented approximately 36.4% of total revenues.

Safety

Our record and reputation for safety is important to all aspects of our business. In the energy services industry, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. In recent years, many of our larger customers have placed an added emphasis on the safety records and quality management systems of their contractors.

We commit substantial resources toward employee safety and quality management. We believe that our policies and procedures provide a solid framework to ensure our operations minimize the hazards inherent in our work and meet regulatory requirements and customer demands.

Employees

The corporate cost center of Aly Energy currently employs five individuals: the chief executive officer, the chief operating officer, the chief financial officer, manager of accounting and finance, and an administrative employee.

Austin Chalk, the sole operating division of Aly Energy, currently employs approximately 94 individuals, of which the approximately 74 individuals are field employees compensated on an hourly basis. Approximately 20 of Austin Chalk’s employees fall into the following categories: operations managers/supervisors, sales personnel, support services staff, or administrative personnel.

Item 1A. Risk Factors.

Risks Related to Our Business

Our business depends on domestic drilling activity and spending by the oil and natural gas industry in the United States. Our business has been and may continue to be adversely affected by industry conditions that are beyond our control.

We depend on our customers’ willingness to make expenditures to explore for and to develop and produce oil and natural gas in the United States. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

▪	domestic and worldwide economic conditions;

▪	the supply of and demand for oil and natural gas;

▪	long lead times associated with acquiring equipment and shortages of qualified personnel;

▪	the level of prices, and expectations about future prices, of oil and natural gas;

▪	the cost of exploring for, developing, producing and delivering oil and natural gas;

▪	the expected rates of declining current production;

▪	the discovery rates of new oil and natural gas reserves;

▪	available pipeline, storage and other transportation capacity;

▪	federal, state and local regulation of exploration and drilling activities;

▪	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area;

▪	political instability in oil and natural gas producing countries;

▪	technical advances affecting energy consumption;

▪	the price and availability of alternative fuels;

▪	the ability of oil and natural gas producers to raise equity capital and debt financing; and

▪	merger and divestiture activity among oil and natural gas producers.

Current and anticipated oil and natural gas prices and the related level of drilling activity and general production spending in the areas in which we have operations primarily influence the demand for our services. The level of oil and natural gas exploration and production activity in the United States is volatile and this volatility could have a material adverse effect on the level of activity by our customers. A reduction by our customers of activity levels may cause a decline in the demand for our services or adversely affect the prices that we can charge or collect for our services. In addition, any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and, therefore, affect demand for the services we provide. Moreover, a decrease in the development rate of oil and natural gas reserves in our market areas, whether due to increased governmental regulation of or limitations on exploration and drilling activity or other factors, may also have an adverse impact on our business, even in an environment of stronger oil and natural gas prices.

Competition within the oilfield services industry may adversely affect our ability to market our services.

The oilfield services industry is competitive and fragmented and includes numerous small companies capable of competing in our markets on a local basis as well as several large companies that possess substantially greater financial and other resources than us. Our larger competitors’ greater resources could allow them to compete more effectively than us. Our competitors may offer products and services at a relatively low cost. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics, or that better address environmental concerns, than our products and services. Competitive pressures, excess capacity in our industry or other factors also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition.

Increased prices charged by manufacturers of our products and/or interruptions in deliveries of products could adversely affect our profitability, margins, and revenues.

We depend upon a limited number of suppliers for the supply of raw materials. Increased prices charged by our manufacturers could materially and adversely impact our results of operations. In addition, interruptions or a work stoppage by our manufacturers could adversely affect our operations until arrangements with alternate suppliers could be made, which new arrangements may be more costly.

We may not be able to grow successfully through future acquisitions or to integrate the businesses we do acquire effectively.

Our business strategy includes growth through the acquisition of other businesses. However, we may not be able to identify attractive acquisition opportunities or successfully acquire identified targets on terms favorable to us. Competition for acquisition opportunities is substantial and may escalate, increasing our cost of making future acquisitions or causing us to refrain from making acquisitions. In addition, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties, diminished financial performance or our inability to report financial results and may require a disproportionate amount of our management’s attention. If we fail to manage future acquisitions effectively, our results of operations could be adversely affected. Our growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management and legal/compliance information systems to keep pace with the growth of our business.

Acquisitions that we complete could present a number of risks, including but not limited to:

▪
incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

▪	failure to integrate the operations or management of any acquired operations or assets successfully and timely;

▪	possible adverse effects on our operating results during the integration process;

▪	potential loss of key employees and customers of the acquired companies;

▪	potential lack of experience operating in a geographic market of the acquired business;

▪	an increase in our expenses and working capital requirements;

▪	the possible inability to achieve the intended objectives of the business combination; and

▪	the diversion of management’s attention from existing operations or other priorities.

We are vulnerable to the potential difficulties associated with rapid growth and expansion.

We intend to grow at a significant pace over the next several years through organic growth and acquisitions of other businesses. We believe that our future success depends on our ability to manage such growth and the demands from increased responsibility on our management. The following factors could present difficulties to us:

▪	lack of sufficient executive-level personnel;

▪	increased administrative burden;

▪	increased organizational challenges common to large, expansive operations; and

▪	long lead times associated with acquiring equipment.

Our operating results could be adversely affected if we do not successfully manage these potential difficulties.

We may require additional capital in the future, which may not be available to us, or the terms of such financings may negatively impact our business.

Our growth strategy requires significant capital for both organic growth and growth through acquisitions. We may need to raise additional funds through debt or equity financings. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, we may be unable fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business. In addition, existing and future debt service requirements or financial covenants may impose a significant burden on us, which may adversely affect our results of operations and financial condition. We are and may be required to meet or maintain certain financial ratios, which could limit our flexibility and adversely affect our business. Our future capital requirements will primarily depend on the frequency, timing, size and success of our acquisitions but we will also require capital to grow our existing business organically.

Our operating history may not be sufficient for investors to evaluate our business and prospects.

The historical financial information included in this Report is not necessarily indicative of future results. We have a limited operating history. In addition, we have grown significantly over the last few years. This may make it more difficult for investors to evaluate our business and prospects and to forecast our future operating results. Our future results will depend on our ability to efficiently manage our operations and execute our business strategy.

We depend on significant customers for a substantial portion of our revenues.

We derive a significant amount of our revenues from exploration and production companies and drilling contractors that are active in our markets. For the year ended December 31, 2013, our top three customers accounted for approximately 56.7% of total revenues with revenue generated by our largest customer accounting for approximately 33.9% of total revenues. During the three months ended December 31, 2013, our largest customer for the year ended December 31, 2013 represented only 6.4% of total revenues and we do not anticipate that this customer will represent a significant amount of our revenues in 2014. Our top 3 customers during the three months ended December 31, 2013 represented approximately 36.4% of total revenues which reflects a significant decrease in the concentration of our customer base. However, our inability to continue to perform services for a number of our large existing customers or price reductions required in order to retain the business of key customers, such as was required with several of our customers in 2013, could materially and adversely affect our business and operations. Moreover, if any of these customers fails to remain competitive in their respective markets, encounters financial or operational problems or consolidates with a third party, our revenues and profitability may decline.

We are subject to the credit risk of our customers.

We provide credit to our customers in the normal course of business and generally do not require collateral in extending such credit. This exposure, coupled with material instances of default, could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to undertake collection efforts that could cause our business from certain customers to decline, or the collection of certain receivables could become impossible, requiring us to write them off.

If we are unable to attract and retain senior management, qualified sales personnel, and a sufficient number of field personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key sales personnel and our ability to attract and retain qualified new personnel as we grow our business. There is significant competition in our industry for qualified personnel and we cannot assure you that we will be able to retain our key senior managerial and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

The delivery of our services and products requires field personnel who can perform physically demanding work. As a result of the volatility in the energy service industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a different work environment. Our ability to be productive and profitable will depend upon our ability to employ and retain workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our labor force. The demand for field personnel in our geographic area of operations is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our labor force, increases in the wage rates that we pay, or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

Our operations are subject to hazards inherent in the oil and natural gas industry.

The operational risks inherent in our industry could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages. The frequency and severity of such incidents will affect our operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to retain our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues.

We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. We evaluate certain of our risks and insurance coverage annually. After carefully weighing the costs, risks, and benefits of retaining versus insuring various risks, we occasionally opt to retain certain risks not covered by our insurance policies. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable, and there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance costs prohibitive. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination.

We are subject to federal, state and local regulation regarding issues of health, safety and protection of the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

Our operations and the operations of our customers are subject to extensive and frequently changing regulation. More stringent legislation or regulation or taxation of natural gas drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. Numerous federal, state and local departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding upon participants in the oil and gas industry. Our operations and the markets in which we participate are affected by these laws and regulations and may be affected by changes to such laws and regulations, which may cause us to incur materially increased operating costs or realize materially lower revenues, or both.

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas and could limit well site services opportunities. Additionally, environmental groups have advocated increased regulation in certain areas in which we currently operate or in which we may operate in the future. These initiatives could lead to more stringent permitting requirements, increased regulation, possible enforcement actions against the regulated community, and a moratorium or delays on permitting, which could adversely affect our well site service opportunities.

Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred as a result of conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition. We maintain insurance against some risks associated with underground contamination that may occur as a result of well site service activities. However, this insurance is limited to activities at the well site, and this insurance may not continue to be available or may not be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

Increased regulation of hydraulic fracturing could result in reductions or delays in oil and gas production by our customers, which could adversely impact our revenues.

A significant portion of our customers’ oil and gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. We do not engage in any hydraulic fracturing activities although many of our customers do. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act. Any such legislation could make it easier for third parties opposed to hydraulic fracturing to initiate legal proceedings against our customers. In addition, the federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts, the results of which are expected to be available between now and 2014. During 2012, the Department of the Interior’s Bureau of Land Management (“BLM”) issued a proposed rule to regulate hydraulic fracturing on public and Indian land. The rule would require companies to publicly disclose the chemicals used in hydraulic fracturing operations to the BLM after fracturing operations have been completed and includes provisions addressing well-bore integrity and flowback water management plans. Several states, including states in which our customers do business, such as Texas and Colorado, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. The chemical ingredient information for hydraulic fracturing fluid is generally available to the public through online databases, and this may bring more public scrutiny to hydraulic fracturing operations. We cannot predict whether any other legislation will ever be enacted and if so what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level that could lead to delays, increased operating costs and prohibitions for our customers, such regulations could reduce demand for our services and materially adversely affect our results of operations.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the natural gas services we provide.

In recent years, the U.S. Congress has considered legislation to restrict or regulate emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane that may be contributing to global warming. It currently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. In general, the number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Although most of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that our operations could become subject to state-level GHG-related regulation.

Independent of Congress, the EPA has begun to adopt federal-level regulations controlling GHG emissions under its existing Clean Air Act authority. In 2009, the EPA issued required findings under the Clean Air Act concluding that emissions of GHGs present an endangerment to human health and the environment, and issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule for petroleum and natural gas facilities. These rules require data collection beginning in 2011 and reporting beginning in September 2012. On May 12, 2010, the EPA also issued a final rule, known as the ‘‘Tailoring Rule,’’ that makes certain large stationary sources and modification projects subject to permitting requirements for GHG emissions under the Clean Air Act. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, either directly or indirectly, any future federal or state laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs and could adversely affect demand for the natural gas our customers extract using our services. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil and natural gas, resulting in a decrease in demand for our services. We cannot predict with any certainty at this time how these possibilities may affect our operations.

Delays in obtaining permits by our customers for their operations or by us for our operations could impair our business.

Our customers’ operations require permits from various governmental agencies, including the federal government, state agencies and local municipalities. The ease of obtaining the necessary permits depends on the type of operation and the state in which the operation will take place. As with all governmental permit processes, permits may not be issued in a timely fashion, or at all. As a result, the operations of our customers may be interrupted or suspended for long periods of time, which could cause us to lose revenues and have a material adverse effect on our results of operation.

An increase in the importation of liquefied natural gas, or LNG, as a substitute for oil and natural gas may reduce the level of drilling activities in North America, which may have a material adverse effect on our business.

The importation of LNG may become increasingly important as a supply source necessary to meet domestic natural gas demand. If the importation of LNG increases, replaces or supplements oil and natural gas production as a source for natural gas, then the level of North American drilling activity related to oil and natural gas may decrease. Our services support drilling for oil and natural gas. Consequently, a substantial reduction in oil or natural gas production levels could have a material adverse effect on our business, even in an environment of stronger oil and natural gas prices.

We may be subject to litigation, which, if adversely determined, could result in substantial losses.

We may be, from time to time, during the ordinary course of business, subject to various litigation claims and legal disputes, including contract, lease, employment, and regulatory claims. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage or impose significant deductibles. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our business. Further, litigation, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our business, financial condition, results of operations, and cash flows and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

Governmental taxation policies could adversely affect our business, financial condition, and results of operations.

Substantive changes in federal and state tax laws could materially and adversely affect our results of operations. In addition, the final determination of our income tax liabilities involves the interpretation of various federal and state laws and regulations, as well as the significant use of estimates and assumptions regarding the scope of past, current and future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in or interpretation of tax law and currency/repatriation controls, could affect the determination of our income tax liabilities for a tax year.

If we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence in our company and the market price of our common stock may be adversely affected.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. We may experience difficulty in maintaining management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices required for us as a publicly traded and reporting company. It may be difficult to design and implement effective internal control over financial reporting for combined operations following the addition of other businesses which we may acquire in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report from management on the effectiveness of our internal control over financial reporting in our annual reports. Our management may conclude that our internal control over financial reporting is not effective. This conclusion could adversely impact the market price of our common stock due to a loss of investor confidence in the reliability of our reporting processes.

Risks Related to Ownership of our Common Stock

We may issue additional capital in the future, which could substantially dilute or otherwise adversely affect rights of holders of our common stock.

We may need to raise significant additional funds through equity financings for operational expansion, execution of our acquisition strategy, or to repay debt. Holders of our common stock could experience substantial dilution if we issue additional capital stock in the future. Our future capital requirements will primarily depend on the frequency, timing, size and success of our acquisitions and growth opportunities identified by our business units.

Future offerings of debt securities and preferred stock, which would rank senior to our common stock upon liquidation, may adversely affect the market value of our common stock.

In the future, we may, from time to time, attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock. Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market value of our common stock.

Delaware law contains provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Delaware law prohibits us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our common stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors. These provisions could limit the price that potential acquirers might be willing to pay in the future for shares of our common stock.

Because we have no current plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. For example, our credit agreement with Wells Fargo limits our ability to pay dividends. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Over-The-Counter Bulletin Board (“Bulletin Board”) is substantially less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. This may have a depressive effect upon our common stock price.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

▪	Actual or anticipated variations in our results of operations;

▪	Our failure to meet financial analysts’ performance expectations;

▪	Changes in earnings estimates;

▪	Short selling activities; or

▪	Changes in market valuations of similar companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in an office building in Houston, Texas, consisting of approximately 1,700 square feet of office space under a lease that expires in July 2018. This facility accommodates our executive offices.

We lease facilities and administrative offices in the various geographic areas in which we operate. As of April 10, 2014, we leased properties in Giddings, Texas, Dilley, Texas and San Angelo, Texas.

Austin Chalk leases a 6.5-acre facility in Giddings, Texas owned by Austin Chalk’s former owner. We pay rent of $4,000 per month for the facility which is considered fair market value. This facility includes a 5,000 square foot fabrication shop where Austin Chalk personnel manufactures and repairs equipment in our rental fleet, yard space for our fleet of rental equipment, and administrative offices for our division president and support services personnel. We manage our operations in the Eagle Ford Shale from the Giddings location.

We operate a satellite location in Dilley, Texas from which we primarily manage the rental of skimming systems and the associated operating personnel.

In May 2013, we entered into a lease for a new operating yard in San Angelo, Texas. We manage our operations in the Permian Basin from this facility.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Location	Type of Facility	Size	Lease or Owned	Expiration of Lease

3 Riverway, Suite 920 Houston, TX 77056	Corporate offices	1,700 sq. ft.	Leased	July 31, 2018

1080 Private Rd 7703 Giddings, TX 78942	Administrative offices, fabrication/repair shop, equipment yard	6.5 acres, 3,600 sq. ft. office space, 5,000 sq. ft. shop	Leased	December 31, 2014

State Hwy. 85 West/CR 4715 Dilley, TX 78017	Administrative offices, maintenance shop, equipment yard	5.5 acres, 400 sq. ft. building space	Leased	May 9, 2016

202 East 43rd. San Angelo, TX 76903	Field office, equipment yard	2.25 acres, 1,000 sq. ft. of office space	Leased	May 31, 2014

Item 3. Legal Proceedings.

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. While many of these matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or results of operations. We will continue to evaluate proceedings and claims involving us on a quarter-by-quarter basis and will establish and adjust any reserves as appropriate to reflect our assessment of the then-current status of the matters.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the OTCQB under the symbol “ALYE” since May 23, 2013 prior to which it was listed on the OTC Electronic Bulletin Board under the symbol “PRFV”. The following table indicates the quarterly high and low bid price for our common stock on the OTCQB after the Share Exchange for the period from May 14, 2013 through December 31, 2013 and prior to the Share Exchange for the period from January 31, 2012 through May 23, 2013. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, markdowns or commissions.

Fiscal Year 2013 (Post Share Exchange)	High	Low

4th Quarter (October 1 - December 31, 2013)	$0.48	$0.18
3rd Quarter (July 1 - September 30, 2013)	$0.60	$0.18
2nd Quarter Post-Share Exchange (May 15 - June 30, 2013)	$0.75	$0.12

Fiscal Year 2013 (Pre Share Exchange)	High	Low

2nd Quarter Pre-Share Exchange (April 1 - May 14, 2013)	$0.09	$0.09
1st Quarter (January 1 - March 31, 2013)	$0.10	$0.04

Fiscal Year 2012	High	Low

4th Quarter (October 1 - December 31, 2012)	$0.07	$0.02
3rd Quarter (July 1 - September 30, 2012)	$0.07	$0.06
2nd Quarter (April 1 - June 30, 2012)	$0.07	$0.06
1st Quarter (January 1 - March 31, 2012)	$0.05	$0.04

As of April 4, 2014, the last reported sales price of our common stock on the OTCQB was $0.33 per share.

Holders

The number of holders of record of our common stock as of December 31, 2013 was 75. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Dividends

In the past, we have not distributed earnings to our stockholders. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. For example, our credit agreement with Wells Fargo limits our ability to pay dividends.

Recent Sales of Unregistered Securities

On December 27, 2013, we announced the completion of a private placement of an aggregate of 15,744,997 shares of our common stock at a price of $0.15 per share to approximately 22 of the existing beneficial owners of our capital stock. The private placement is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder. A portion of the proceeds of the private placement were used to pay down the outstanding balance on our revolving credit facility prior to December 31, 2013 and the remainder of the proceeds will be used in 2014 for growth capital expenditures, primarily to meet demand in the Permian Basin.

On May 14, 2013, in connection with the Share Exchange, Preferred Voice issued approximately 68 million shares of common stock to the stockholders of Aly Operating. The shares were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. All of the securities so issued included a restrictive legend indicating that the shares are deemed to be “restricted securities.” As a result, such recipients of the shares will not be able to resell the shares unless pursuant to a registration statement or upon reliance of an applicable exemption from registration under the Securities Act.

Equity Repurchases

We have not repurchased any of our equity securities during the past two years.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including, without limitation, those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” of this Form 10-K.

History and General Description of Our Business

Inception of Aly Operating

On July 17, 2012, Munawar “Micki” Hidayatallah founded and incorporated Aly Energy Services Inc. (“Aly Operating”) in Delaware with the strategic objective of creating an oilfield manufacturing, distribution and services company that serves exploration and production companies from well planning to plug and abandonment. We intend to grow our business both through organic growth resulting from investment in existing operations and through the acquisition of existing businesses operating in our industry.

Acquisition of Austin Chalk

On October 26, 2012, Aly Operating acquired all of the stock of Austin Chalk Petroleum Services Corp. (“Austin Chalk” or “Predecessor”) for a total purchase price of $22.5 million. Total consideration included $17.9 million cash (net of cash acquired of approximately $58,000), a payable of $0.8 million and the issuance of 4.0 million shares of preferred stock at Aly Operating, $0.01 par value, at fair value of $3.8 million.

Austin Chalk was founded in 2001 as a provider of high performance, explosion-resistant rental equipment and quality assurance services for land-based horizontal drilling. Austin Chalk currently offers a robust inventory of surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location. Delivering high quality service has been a key focus over the years and Austin Chalk routinely sends service technicians to location to inspect and service equipment. This service advantage and preventative maintenance keeps the equipment working properly while on location.

Share Exchange

On May 14, 2013, Preferred Voice, Inc. (“Preferred Voice”), Aly Operating and the common stockholders of Aly Operating entered into a Share Exchange Agreement (the “Exchange Agreement”). Preferred Voice was incorporated in 1992 and began operations in 1994 as a traditional 1+ long-distance reseller. Preferred Voice maintained operations in the telecommunications space through January 2012 at which time it discontinued all operations. From and after that date, Preferred Voice was deemed to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Pursuant to the Exchange Agreement, holders of common stock of Aly Operating surrendered all of their shares in exchange for approximately 68 million newly issued shares of common stock of Preferred Voice (the “Share Exchange”), representing approximately 92% of the outstanding common stock of Preferred Voice after giving effect to the Share Exchange. Shares were exchanged at the ratio of 19.91 shares of Preferred Voice common stock for each one share of Aly Operating common stock.

Immediately after the execution and delivery of the Exchange Agreement, Preferred Voice amended its certificate of incorporation to change the name of Preferred Voice to Aly Energy Services, Inc. (“Aly Energy” or the “Company”) and Aly Operating amended its certificate of incorporation to change its name from Aly Energy Services Inc. to Aly Operating, Inc.

Subsequent to the Share Exchange, Aly Energy has owned all of the outstanding shares of common stock of Aly Operating. Kurt Chew is the President of Austin Chalk, which is a wholly-owned subsidiary of Aly Operating, and he owns all of the outstanding shares of preferred stock of Aly Operating, which shares may, in certain circumstances, convert into shares of Aly Energy common stock.

As used in the subsequent discussion, “we,” “our,” and “us” refers to Austin Chalk prior to the acquisition of Austin Chalk by Aly Operating on October 26, 2012, to Aly Operating from October 27, 2012 until the Share Exchange (May 14, 2013), and to Aly Energy from and after the Share Exchange. When discussing results of operations and reporting financial information, we refer to the following time periods: (i) the year ended December 31, 2013, (ii) the period from inception (July 17, 2012) through December 31, 2012, and (iii) the Predecessor period (January 1, 2012 through October 26, 2012). Within the year ended December 31, 2013, we do not distinguish between the periods prior to and subsequent to the Share Exchange for the purposes of discussing and reporting financial information because the impact of the inclusion of Aly Energy, a “shell company” (as such term is defined in Rule 12b-2 under Exchange Act) prior to the Share Exchange, on the consolidated financial statements is immaterial.

Overview of Our Business

We are a provider of surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location. Our primary products include mud circulating tanks (400 and 500 barrel capacity), mud pumps (diesel and electric), skimming systems, containment systems and stairs, mud mixing plants, and 3” polyurethane pipe. We fabricate several of our products in-house. We service the Eagle Ford Shale, the Permian Basin, and other areas in Texas from operating yards in Giddings, Texas (headquarters), San Angelo, Texas, and Dilley, Texas.

We derive the majority of our operating revenues from day rates for the rental of equipment. The remainder of our operating revenues are generated by delivery and rig-up services which we provide in conjunction with the rental of equipment. We bill customers for these services at either a flat rate per job or an hourly rate. The price we charge for our services depends on both the level of activity within the geographic area in which we operate and also the competitive environment.

Our operating costs do not fluctuate in direct proportion to changes in revenues. Our operating expenses consist of both fixed and variable costs. Although most variable costs are highly correlated with revenues and activity, certain variable costs such as sub-rental equipment expenses and third party trucking expenses can be reduced as a percentage of revenues by our investment in new rental and transportation equipment.

Industry Trends and Outlook

Current and anticipated oil and natural gas prices and the related level of drilling activity and general production spending in the areas in which we have operations primarily influence the demand for our services. The level of oil and natural gas exploration and production activity in the United States is volatile and may vary based on oil prices, governmental regulation, governmental limitations on exploration and drilling activity, and other factors.

Results of Operations

Our results of operations depend on the demand for our services and our ability to provide high quality equipment and service to satisfy that demand while maintaining an efficient cost structure.

Our results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 were positively impacted by steady demand for our services in our existing markets, strong demand for our services in our new geographic market, the Permian Basin, and a larger fleet of owned equipment. Our results were being negatively impacted by costs which escalated more quickly than revenues due to costs associated with the slower-than-anticipated replacement of sub-rented equipment as purchased equipment was delivered, increased labor costs resulting from the addition of key middle management and support personnel, and significant start-up costs at our San Angelo location.

During 2013, we experienced a significant decrease in the purchase of our services from our largest customer which had accounted for 33.9% and 51.7% of our total revenues during the years ended December 31, 2013 and December 31, 2012, respectively. During the three months ended December 31, 2013, this customer generated 6.4% of our total revenues. Despite the significant decrease in revenue dollars generated by this customer and pricing pressure in the market, revenues increased by 15.5% during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in revenues was primarily a result of our ability to increase the number of unique revenue generating customers to 71 for the year ended December 31, 2013 compared to 42 for the year ended December 31, 2012 and our entry into the Permian Basin which further expanded our customer base.

Comparison of the Year Ended December 31, 2013 and the Year Ended December 31, 2012

The results in the tables below represent the results of operations for the years ended December 31, 2013 and 2012, respectively. The year ended December 31, 2012 includes the results of operations for both the period from inception (July 17, 2012) through December 31, 2012 and the Predecessor period (January 1, 2012 through October 26, 2012) (in thousands):

			Successor	Predecessor
			July 17	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 26,
	2013	2012	2012	2012

Revenues	$18,418	$15,946	$3,510	$12,436

Direct Costs	3,806	2,444	602	1,842
Depreciation Expense	1,867	1,177	372	805
Amortization Expense	522	87	87	-

Gross Profit	12,223	12,238	2,449	9,789

Selling, General and Administrative Expenes	8,468	5,507	1,191	4,316
Corporate Expenses	1,826	352	352	-

Operating Income	1,929	6,379	906	5,473

Other Expense/(Income)
Interest Expense	460	89	59	30
Amortization of Deferred Loan Costs	169	22	22	-
Interest Income	-	(2)	-	(2)
Other Income	-	(49)	-	(49)

Total Other Expense/(Income)	629	60	81	(21)

Income Before Income Taxes	1,300	6,319	825	5,494

Income Tax Expense	640	228	228	-

Net Income	660	6,091	597	5,494

Preferred Stock Dividends	209	36	36	-
Accretion of Preferred Stock	37	9	9	-

Net Income Available to Common Shareholders	$414	$6,046	$552	$5,494

Our revenues for the year ended December 31, 2013 were $18.4 million, an increase of 15.5%, compared to $15.9 million for the year ended December 31, 2012. Rental revenues increased primarily due to a significant contribution from containment systems, stairs, and driveovers, which were all new product offerings in 2013, and an increase in demand for our mud mixing plants as a result of opening our yard in San Angelo in mid-2013. Despite year-over-year decreases in day rates of more than 15% on our mud circulating tanks, rental revenues generated by mud circulating tanks remained flat due primarily to the increase in the number of revenue generating days facilitated by an increased fleet of owned and sub-rented equipment. Revenues from our rig-up/rig-down and trucking services, which vary with rental activity, were 38.6% of total revenues for the year ended December 31, 2013 which was a slight increase from 36.7% for the year ended December 31, 2012. During the year ended December 31, 2013, we provided equipment and services to a significant number of new customers, from both our pre-existing yards and our new yard in San Angelo, which gave us access to a more diversified customer base over a broader geographic area and also contributed to the increase in revenues.

Our direct costs, which exclude payroll and payroll-related expenses, for the year ended December 31, 2013 increased 55.7% to $3.8 million, or 20.7% of revenues, compared to $2.4 million, or 15.3% of revenues for the year ended December 31, 2012. The increase in direct costs as a percentage of revenues is attributable to several factors, including:

(i)
Expansion into Permian Basin: During the year ended December 31, 2013, we expanded our geographic reach with the opening of a new yard in San Angelo to serve customers in the Permian Basin. The operations of our San Angelo office were supported from our existing locations in Giddings and Dilley. Increased travel distances and increased activity resulted in an increase in vehicle-related expenses, such as fuel, third party trucking expense, and vehicle repairs, to 12.8% of revenues for the year ended December 31, 2013 from 8.5% of revenues for the year ended December 31, 2012. We expect vehicle-related expenses to decrease as a percentage of revenues in 2014 as we benefit from our investment in 10 new winch trucks in 2013 and as San Angelo transitions from a start-up yard dependent on labor and equipment from Giddings to a self-sufficient operating yard.

(ii)
Sub-Rental of Equipment to Meet Customer Demand: Sub-rental expense increased as a percent of revenues to 7.7% for the year ended December 31, 2013 from 7.1% for the year ended December 31, 2012. In order to satisfy customer demand in 2012, Austin Chalk began sub-renting 500 bbl capacity mud circulating tanks and was sub-renting over 100 tanks by the end of 2012. In early 2013, Austin Chalk accepted delivery of 100 new mud circulating tanks for its rental fleet and began to replace sub-rented tanks with Austin Chalk-owned tanks as customers completed jobs and returned the sub-rented tanks. The replacement process was longer than anticipated but all sub-rented tanks had been returned by December 31, 2013 and sub-rental expense decreased by 38.6% to approximately $0.3 million for the three months ended December 31, 2013 compared to $0.4 million for the three months ended December 31, 2012.

Depreciation expense increased 58.6% to $1.9 million for the year ended December 31, 2013, compared to $1.2 million, for the year ended December 31, 2012. The increase is due to the significant capital expenditures made during 2013 in order to upgrade and expand our rental equipment and trucking fleet and also due to the write-up of assets associated with the acquisition of Austin Chalk on October 26, 2012.

Amortization expense was $0.5 million for the year ended December 31, 2013 compared to approximately $87,000 for the year ended December 31, 2012. Austin Chalk did not have any intangible assets on its balance sheet prior to the acquisition.

Selling, general and administrative expense increased 53.8% to $8.5 million for the year ended December 31, 2013, compared to $5.5 million for the year ended December 31, 2012. The $3.0 million increase is primarily due to increased payroll-related and insurance expenses. Payroll-related expenses, including payroll, payroll taxes, and benefits, increased $1.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of the start-up of the San Angelo yard and as a result of the addition of essential personnel such as middle management and support staff to enable efficient growth. The opening of the San Angelo yard increased payroll-related expense not only due to the additional staffing required but also due to the increased overtime incurred by Giddings-based employees who traveled to San Angelo to assist as activity in San Angelo escalated more quickly than the addition of San Angelo-based employees. The increase in insurance expense related to a larger employee and equipment base during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Corporate expense was $1.8 million and $0.4 million for the year ended December 31, 2013 and December 31, 2012, respectively. Corporate expense consisted primarily of payroll for Aly Operating executives (including approximately $76,000 of stock compensation expense) and legal and professional fees, including audit and accounting fees. During the year ended December 31, 2013 and December 31, 2012, legal and professional fees included fees which are non-recurring in nature, primarily related to the acquisition of Austin Chalk and the Share Exchange, of approximately $0.3 million and $0.2 million, respectively. We did not incur corporate expense prior to the acquisition of Austin Chalk on October 26, 2012.

Interest expense was $0.5 million for the year ended December 31, 2013 compared to approximately $89,000 for the year ended December 31, 2012. The interest expense for the year ended December 31, 2013 relates to debt associated with a credit agreement entered into in connection with the acquisition of Austin Chalk and capital leases to finance the purchase of five winch trucks.

Our income tax expense for the year ended December 31, 2013, was $0.6 million, or 49.2% of our income before income taxes, compared to income tax expense of $0.2 million for the year ended December 31, 2012. Prior to the acquisition by Aly Operating on October 26, 2012, Austin Chalk was subject to Texas franchise tax but it was not subject to federal income tax because it operated as an S-corporation.

Liquidity and Capital Resources

Our on-going capital requirements arise primarily from our need to acquire equipment in order to increase our existing rental fleet and to expand product and service offerings, to service our debt, and to fund our working capital requirements. Our sources of liquidity have been internal cash flows from operations, borrowings under our credit facility, equipment financings, and proceeds from the sale of equity. Future funds are expected to be provided by operating cash flow and, to the extent we determine to do so, the issuance of debt and equity.

The net cash provided by or used in our operating, investing, and financing activities during the years ended December 31, 2013 and 2012 is summarized below. The cash flows for the year ended December 31, 2012 include the cash flows for both the period from inception (July 17, 2012) through December 31, 2012 and the Predecessor period (January 1, 2012 through October 26, 2012) (in thousands):

			Successor	Predecessor
			July 17	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 26,
	2013	2012	2012	2012
Cash Provided By/(Used In):
Operating Activities	$3,988	$4,759	$(191)	$4,950
Investing Activities	(8,658)	(21,021)	(18,302)	(2,661)
Financing Activities	4,450	16,153	20,153	(4,000)

Change in Cash and Cash Equivalents	$(220)	$(109)	$1,660	$(1,711)

(1)
Cash paid for Austin Chalk (included in investing activities) is shown net of cash acquired of approximately $58,000 for the period from July 17, 2012 to December 31, 2012 and is included at a gross value of $18.0 million for the year ended December 31, 2012.

Operating Activities

For the year ended December 31, 2013, we generated $4.0 million of cash from operating activities. Our net income for this period was $0.7 million. Non-cash additions to net income totaled $3.5 million consisting primarily of $2.6 million of depreciation, amortization of intangibles and amortization of deferred loan costs.

During the year ended December 31, 2013, changes in working capital used $0.2 million in cash. Cash was primarily provided by a decrease in accounts receivable and unbilled receivables of $0.2 million and an increase of $0.5 million in accounts payable offset by a decrease in accounts payable - affiliate of $0.8 million.

For the year ended December 31, 2012, we generated $4.8 million of cash from operating activities. Our net income for this period was $6.1 million. Non-cash additions to income of $1.1 million consisted of depreciation, amortization of intangibles and amortization of deferred loan costs offset slightly by an increase in a deferred tax asset. Changes in working capital resulted in a $2.5 million use of cash due primarily to an increase of $2.9 million in accounts receivable and unbilled receivables related to the rapid increase in sales offset partially by a $0.6 million decrease in accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2013, we used $8.7 million in investing activities, all consisting of the purchase or fabrication of capital assets, partially offset by $0.3 million of cash acquired from the reverse merger with Preferred Voice.

During the year ended December 31, 2012, we used $21.0 million in investing activities, consisting of the payment of the cash portion of consideration for the acquisition of Austin Chalk of $17.9 million (net of cash acquired of approximately $58,000) and of $3.1 million of expenditures on the purchase and fabrication of capital assets.

Financing Activities

During the year ended December 31, 2013, financing activities generated $4.5 million in cash, consisting of $2.3 million of net borrowings under our credit facilities, payment of $0.2 million of deferred loan costs, and proceeds from an equity raise of $2.4 million.

We completed an equity raise on December 27, 2013 and received $2.4 million in proceeds from the sale of 15,744,997 shares of our common stock in a private placement. A portion of the proceeds were used to pay down the outstanding balance on our revolving credit facility prior to December 31, 2013 and the remainder of the proceeds will be used in 2014 for growth capital expenditures, primarily to meet demand in the Permian Basin.

During the year ended December 31, 2012, financing activities provided $16.2 million in cash, generated primarily from a debt financing and an equity issuance of which the proceeds were used in part to fund the acquisition of Austin Chalk on October 26, 2012. The combined net proceeds from the debt financing and equity issuance of approximately $20.2 million were partially offset by repayment of debt and distributions to the sole stockholder of Austin Chalk during the Predecessor period (January 1, 2012 through October 26, 2012) of $4.0 million.

On October 26, 2012, simultaneous with the acquisition of Austin Chalk, we entered into a credit facility agreement and obtained debt financing of $8.3 million (before deferred loan costs of $0.5 million). The credit facility includes an $8.3 million term loan facility with a maturity date of October 26, 2016, and a revolving credit facility up to the lesser of (i) the borrowing base and (ii) $5.0 million with a maturity date of October 26, 2016. The borrowing base is determined monthly based on our inventory and receivables.

On April 19, 2013, we entered into Amendment No.1 to the credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan facility for purposes of financing capital expenditures. We were permitted to borrow under the facility from time to time up until December 31, 2013 in order to fund up to 80% of the cost of capital expenditures subject to a $5.0 million limit on aggregate borrowings thereunder.

The obligations under the agreement are guaranteed by Austin Chalk and secured by substantially all of our assets and the assets of Austin Chalk. The credit agreement contains customary events of default and covenants including restrictions on our ability, and the ability of Austin Chalk, to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets.

On December 30, 2013, we entered into Amendment No.3 to our credit agreement which modified certain of the financial covenants set forth in the original credit agreement. The revised financial covenants include requirements to maintain (i) a consolidated funded debt to EBITDA ratio of not more than 3.00 to 1.00 for any fiscal quarter ending on or prior to March 31, 2014, 2.75 to 1.00 for the fiscal quarter ended June 30, 2014, and 2.50 to 1.00 for any fiscal quarter ended on or after September 30, 2014 and (ii) a fixed charge coverage ratio of not less than 1.5 to 1.0. The amendment also modified our permitted capital expenditure basket for capital expenditures not funded by debt or equity from $6.0 million to $3.0 million. We were in compliance with these covenants as of December 31, 2013.

Borrowings under the credit facility bear interest, at our option, at the base rate or LIBOR. The annual interest rate on each base rate borrowing is (i) the greatest of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus ii) a margin between 2.50% and 3.50% (depending on the then-current leverage ratio). The interest rate on each LIBOR loan will be the LIBOR rate for the applicable interest period plus a margin between 3.50% and 4.50% (depending on the then-current leverage ratio). For the year ended December 31, 2013, interest rates on our borrowings under the credit facility ranged from 3.67% to 4.05% and, for the period from inception (July 17, 2012) through December 31, 2012, the interest rate on our borrowings under the credit facility was 4.05%.

Borrowings under the term loan facility are repayable quarterly in an amount of $0.4 million with a balloon payment of the remaining outstanding borrowings on October 26, 2016. Beginning with the fiscal quarter ended March 31, 2014, borrowings under the delayed draw term facility will be payable quarterly in an amount of $0.3 million with a balloon payment of the remaining outstanding borrowings on October 26, 2016.

At December 31, 2013, there was $6.2 million of outstanding borrowings under the term loan, $4.4 million of outstanding borrowings under the delayed draw term loan facility, and no borrowings under the revolving credit facility. As of December 31, 2013, we had a borrowing base of $2.7 million under the revolving credit facility that could be borrowed against if necessary.

The following table summarizes, as of December 31, 2013, our obligations and commitments to make future payments under our long-term debt and operating leases (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations
Long-Term Debt	$10,563	$2,744	$7,819	$-
Interest on Long-Term Debt (1)	805	382	423	-
Capital Leases (2)	941	167	334	440
Operating Leases	337	156	130	51

Total	$12,646	$3,449	$8,706	$491
_________________________
(1)	Includes costs at an interest rate of 4.0%.
(2)	Capital lease amounts include approximately $91,000 in interest payments.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements included elsewhere in this document. Our preparation of the consolidated financial statements requires us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition: The Company generates revenues from renting equipment at day rates and from providing equipment transportation and rig-up/rig-down services at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned.

Accounts Receivable, Unbilled Receivables and Allowance for Doubtful Accounts: Accounts receivable and unbilled receivables are stated at the amount which has been or will be billed to customers. Once billed, customer payments are typically due within 30 days. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments. At December 31, 2013 and 2012, the allowance for doubtful accounts was approximately $90,000 and $13,000, respectively.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for maintenance and repairs to existing assets are expensed when incurred unless the expenditures enhance the value or extend the life of the related assets. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income.

The cost of property and equipment currently in service is depreciated, on a straight-line basis, over the estimated useful lives of the related assets, which range from one to 12 years. A residual value of 20% is used for asset types deemed to have a minimum salvage value, normally these assets contain a large amount of iron in their construction.

Goodwill, Intangible Assets and Amortization: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. Impairment testing is conducted for Aly Energy on a consolidated basis because we have only one reporting unit.

Our detailed impairment testing involves comparing the fair value of the Company to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the Company. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the Company exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the Company as if the Company had been acquired in a business combination. Then, the implied fair value of the Company’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the Company’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on Aly Energy. Critical assumptions include projected revenue growth, gross profit rates, selling, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. We determine discount rates using the capital asset pricing model.

Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed for the Company during the fourth quarter and as the fair value of the Company was in excess of its carrying value, it has been determined that our $8.8 million of goodwill is not impaired.

We have approximately $4.1 million of intangible assets, net of $0.6 million of amortization as of December 31, 2013. Our intangible assets have useful lives ranging from five to ten years and each intangible asset is amortized on a straight-line basis over the course of its useful life.

Impairment of Long-Lived Assets: Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value with the carrying value of the related assets. For the year ended December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012 and for the Predecessor period (January 1, 2012 through October 26, 2012), no impairment loss was deemed necessary.

Acquisitions: In accordance with accounting guidance for business combinations, we allocated the purchase price of Austin Chalk to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities was recorded as goodwill. We used all available information to estimate fair values. We engaged an outside appraisal firm to assist in the fair value determination of identifiable intangible assets such as trade names and other significant assets or liabilities.

The purchase price allocation methodology that we used in connection with the acquisition of Austin Chalk and which we expect to use in connection with any future acquisitions contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through the acquisition of Austin Chalk, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings.

See Note 3 in the Notes to the Consolidated Financial Statements (included elsewhere in this document) for acquisition-related information associated with the acquisition of Austin Chalk.

Stock-Based Compensation: The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors. As of December 31, 2013, options to purchase 6,769,400 shares of common stock were granted from the Plan, of which 6,769,400 were outstanding.

We engaged an outside appraisal firm to assist management in determining fair value of each option award granted on the date of grant using the Monte Carlo simulation method. Determination of the fair value was a matter of judgment and involved the use of significant estimates and assumptions.

As of December 31, 2013, we have not recognized any of the compensation cost, approximately $494,200, related to the non-vested stock option awards. The options vest and are exercisable if a certain event occurs and certain conditions are met. As such, compensation cost will not be recognized until the occurrence of an event and the existence of conditions that result in a vesting of the options.

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

Recently Issued Accounting Standards

For a discussion of new accounting standards, see Note 2 in the Notes to the Consolidated Financial Statements included elsewhere in this document.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the year ended December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012)
F-4

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2013 and for the period from inception (July 17, 2012) through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012)
F-6

Notes to Consolidated Financial Statements	F-7

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management with the participation of the Company’s principal executive and financial officers assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah Chairman and Chief Executive Officer (Principal Executive Officer) April 10, 2014

/s/ Alya Hidayatallah
Alya Hidayatallah Chief Financial Officer (Principal Financial Officer) April 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aly Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Aly Energy Services, Inc. and Subsidiaries (the "Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and for the period since inception (July 17, 2012) through December 31, 2012 and of the Predecessor (as defined in Note 1 to the consolidated financial statements) for the period from January 1, 2012 through October 26, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 and for the period since inception (July 17, 2012) through December 31, 2012, and of the Predecessor for the period from January 1, 2012 through October 26, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

April 10, 2014

ALY ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31, 2013	December 31, 2012

Assets
Current Assets
Cash and Cash Equivalents	$1,440	$1,660
Accounts Receivable, Net of Allowance for Doubtful Accounts of $90 and $13, respectively	3,327	4,492
Unbilled Receivables	882	-
Inventory	43	-
Deferred Tax Assets	-	-
Prepaid Expenses and Other Current Assets	279	299

Total Current Assets	5,971	6,451

Property and Equipment, Net	21,423	13,456

Intangible Assets, Net	4,121	4,643
Goodwill	8,834	8,834
Deferred Loan Costs, Net	515	520
Deferred Tax Assets	131	-
Other Assets	17	-

Total Assets	$41,012	$33,904

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,131	$632
Accrued Expenses	964	1,031
Accounts Payable - Affiliates	-	761
Deferred Tax Liabilities	277	279
Current Portion of Long-Term Debt	2,881	2,062

Total Current Liabilities	5,253	4,765

Long-Term Debt, Net of Current Portion	8,532	6,188
Deferred Tax Liabilities	6,945	6,068
Other Long-Term Liabilities	35	1,943

Total Liabilities	20,765	18,964

Commitments and Contingencies (See Note 5)

Series A Preferred Stock, $0.01 par value, 4,000,000 shares authorized, 4,000,000 and 2,000,000 shares issued and outstanding, respectively	4,132	1,943

Stockholders' Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 90,042,044 issued and 90,037,544 outstanding as of December 31, 2013 and 67,967,763 shares issued and outstanding as of December 31, 2012	92	68
Treasury Stock, at cost	(2)	-
Additional Paid-In-Capital	14,767	12,377
Retained Earnings	1,258	552

Total Stockholders' Equity	16,115	12,997

Total Liabilities and Stockholders' Equity	$41,012	$33,904

See accompanying notes to the consolidated financial statements

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

		Successor	Predecessor
	Year Ended December 31, 2013	Inception (July 17, 2012) through December 31, 2012	January 1, 2012 through October 26, 2012

Revenues	$18,418	$3,510	$12,436

Cost of Revenues	6,195	1,061	2,647

Gross Profit	12,223	2,449	9,789

Selling, General and Administrative Expenses	10,294	1,543	4,316

Operating Income	1,929	906	5,473

Interest Expense, Net	629	81	28
Other Expense/(Income)	-	-	(49)

Income Before Income Tax	1,300	825	5,494

Income Tax Expense	640	228	-

Net Income	660	597	5,494

Preferred Stock Dividends	209	36	-
Accretion of Preferred Stock	37	9	-

Net Income Available to Common Stockholders	$414	$552	$5,494

Basic and Diluted Earnings per Share	$0.01	$0.02	$0.08

Basic and Diluted Average Common Shares Outstanding	72,129,439	32,743,269	67,967,763

See accompanying notes to the consolidated financial statements

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Shares of Common Stock			Common	Additional Paid-	Treasury	Retained
	Issued	Outstanding	Treasury stock	Stock	In-Capital	Stock	Earnings	Total

Balance at Inception (July 17, 2012)	-	-	-	$-	$-	$-	$-	$-
Issuance of Common Stock	3,413,750	3,413,750	-	34	13,121	-	-	13,155
Cost of Stock Issuance	-	-	-	-	(710)	-	-	(710)
Preferred Stock Dividends	-	-	-	-	(36)	-	-	(36)
Preferred Stock Accretion	-	-	-	-	(9)	-	-	(9)
Net Income	-	-	-	-	-	-	597	597

Balance at December 31, 2012	3,413,750	3,413,750	-	$34	$12,366	$-	$597	$12,997

Balance at December 31, 2012	6,130,184	6,125,684	4,500	6	20,482	(2)	(20,220)	266

Reverse Merger Transaction	67,967,763	67,967,763	-	68	(7,889)	-	20,818	12,997
Equity Offering	15,744,997	15,744,997	-	16	2,346	-	-	2,362
Stock-Based Compensation	199,100	199,100	-	2	74	-	-	76
Preferred Stock Dividends	-	-	-	-	(209)	-	-	(209)
Preferred Stock Accretion	-	-	-	-	(37)	-	-	(37)
Net Income	-	-	-	-	-	-	660	660

Balance at December 31, 2013	90,042,044	90,037,544	4,500	$92	$14,767	$(2)	$1,258	$16,115

See accompanying notes to the consolidated financial statements

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except shares and per share data)

		Successor	Predecessor
	Year Ended December 31, 2013	Inception (July 17, 2012) through December 31, 2012	January 1, 2012 through October 26, 2012

Cash Flows from Operating Activities
Net Income	$660	$597	$5,494
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used In) Operating Activities
Depreciation Expense	1,867	327	805
Amortization of Deferred Loan Costs	169	22	-
Amortization of Intangible Assets	522	87	-
Stock-Based Compensation Expense	76	-	-
Bad Debt Expense	113	-	-
Deferred Taxes	744	(101)	-
Changes in Operating Assets and Liabilities, Net Effects of Business Acquisition
Accounts Receivable	1,052	(928)	(1,925)
Unbilled Receivables	(882)	-	-
Inventory	(43)	-	-
Prepaid Expenses and Other Assets	4	(251)	(5)
Accounts Payable	499	(462)	775
Accounts Payable - Affiliates	(761)	-	-
Accrued Expenses	(67)	518	(194)
Other Liabilities	35	-	-

Net Cash Provided by Operating Activities	3,988	(191)	4,950

Cash Flows from Investing Activities
Purchase of Property and Equipment	(8,924)	(410)	(2,661)
Cash Paid for Acquisition of Austin Chalk Petroleum Services, Inc., Net of Cash Acquired	-	(17,892)	-
Cash Acquired from Reverse Merger	266	-	-

Net Cash Used in Investing Activities	(8,658)	(18,302)	(2,661)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	2,362	13,155	-
Cash Paid for Stock Issuance Costs	-	(710)	-
Distributions to Stockholder	-	-	(3,565)
Proceeds on Borrowing on Debt	6,725	8,250	-
Repayment of Debt	(4,473)	-	(435)
Payment of Deferred Loan Costs	(164)	(542)	-

Net Cash Provided By/(Used In) Financing Activities	4,450	20,153	(4,000)

Net Increase/(Decrease) in Cash and Cash Equivalents	(220)	1,660	(1,711)

Cash and Cash Equivalents, Beginning of Period	1,660	-	$1,769
Cash and Cash Equivalents, End of Period	$1,440	$1,660	$58

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$467	$-	$30
Cash Paid for State and Federal Income Taxes	$106	$-	$504

Non-Cash Financing and Investing Activities
Issuance of Preferred Stock in Connection with Acquisition of Austin Chalk	$-	$3,840	$-
Accretion of Preferred Stock Liquidation Preference	$37	$9	$-
Paid-in-Kind Dividends on Preferred Stock	$209	$36	$-
Purchase of Equipment through a Capital Lease Obligation	$910	$-	$-

See accompanying notes to the consolidated financial statements

ALY ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Aly Energy Services Inc. (“Aly Operating”) was incorporated in Delaware on July 17, 2012, for the purpose of creating an oilfield manufacturing, distribution and services company that serves exploration and production companies from well planning to plug and abandonment.

On October 26, 2012, Aly Operating acquired all of the stock of Austin Chalk Petroleum Services Corp. (“Austin Chalk” or “Predecessor”). Austin Chalk provides surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

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

Immediately after the execution and delivery of the Exchange Agreement, Preferred Voice amended its certificate of incorporation to change the name of Preferred Voice to Aly Energy Services, Inc. (“Aly Energy” or the “Company”) and Aly Operating amended its certificate of incorporation to change the name of Aly Energy Services Inc. to Aly Operating, Inc.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Preferred Voice by Aly Operating under the acquisition method of accounting and was treated as a recapitalization with Aly Operating as the accounting acquirer. Accordingly, the consolidated financial statements have been prepared to give retroactive effect of the Merger completed on May 14, 2013 and represent the operations of Aly Operating.

Aly Operating is a wholly-owned subsidiary of Aly Energy and Aly Operating has one wholly-owned subsidiary, Austin Chalk.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Aly Energy and its Subsidiaries on the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and for the period from inception (July 17, 2012) through December 31, 2012 and of the Predecessor period (January 1, 2012 through October 26, 2012). All significant intercompany transactions and account balances have been eliminated upon consolidation.

Revenue Recognition: The Company generates revenues from renting equipment at per-day rates and from providing equipment transportation and rig-up/rig-down services at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned.

Cash and Cash Equivalents: For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand and balances in bank accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, Unbilled Receivables and Allowance for Doubtful Accounts: Accounts receivable and unbilled receivables are stated at the amount which has been or will be billed to customers. Once billed, customer payments are typically due within 30 days. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments. At December 31, 2013 and 2012, the allowance for doubtful accounts was approximately $90,000 and $13,000, respectively.

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

	Estimated Useful Lives	December 31, 2013	December 31, 2012

Machinery and Equipment	1-12 years	$23,322	$13,680
Office Furniture, Fixtures and Equipment	3-7 years	93	15
	Remaining Term
Leasehold Improvements	of Lease	48	9
		23,463	13,704
Less: Accumulated Depreciation		(2,185)	(327)

		21,278	13,377
Assets Not Yet Placed In Service		145	79

Property, Plant and Equipment, Net		$21,423	$13,456

Depreciation expense for the year ended December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012) was approximately $1.9 million, $0.3 million, and $0.8 million, respectively.

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	December 31, 2013	December 31, 2012

Customer Relationships	10 years	$3,141	$3,141
Trade Name	10 years	1,098	1,098
Non-Compete	5 years	491	491

		4,730	4,730
Less: Accumulated Amortization		(609)	(87)

Intangible Assets, Net		$4,121	$4,643

Total amortization expense for the year ended December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012) was approximately $0.5 million, $87,000, and no amortization expense, respectively.

Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,

2014	$522
2015	522
2016	522
2017	506
2018	424
Thereafter	1,625
$4,121

Impairment of Long-Lived Assets: Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value with the carrying value of the related assets. For the year ended December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012) no impairment loss was deemed necessary.

Goodwill: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. Impairment testing is conducted for Aly Energy on a consolidated basis because we have only one reporting unit.

Our detailed impairment testing involves comparing the fair value of the Company to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the Company. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the Company exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the Company as if the Company had been acquired in a business combination. Then, the implied fair value of the Company’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the Company’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on Aly Energy. Critical assumptions include projected revenue growth, gross profit rates, selling, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. We determine discount rates using the capital asset pricing model.

Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. The annual goodwill impairment testing has been completed for the Company during the fourth quarter and as the fair value of the Company was in excess of its carrying value, it has been determined that our $8.8 million of goodwill is not impaired.

Deferred Loan Costs: Costs incurred to obtain financing are capitalized and amortized on a straight-line basis over the term of the loan, which approximates the effective interest method. These costs are classified within interest expense on the accompanying consolidated statements of operations and are approximately $0.2 million, $22,000, and no deferred loan costs for the year ended December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012), respectively.

Estimated future amortization expense relating to deferred loan costs is as follows:

Year Ending December 31,

2014	$182
2015	182
2016	151
$515

Accumulated amortization was approximately $0.2 million and $22,000 as of December 31, 2013 and 2012, respectively.

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

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the year ended December 31, 2013, the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012), respectively. The Company had no uncertain tax positions as of December 31, 2013.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications have been made to prior period consolidated financial statements to conform to current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements: None.

NOTE 3 - BUSINESS COMBINATION

On October 26, 2012, Aly Operating acquired all of the stock of Austin Chalk for a total purchase price of $22.5 million. Total consideration included $17.9 million cash (net of cash acquired of approximately $58,000), a payable of $0.8 million and the issuance of 4.0 million shares of preferred stock at Aly Operating, $0.01 par value, at fair value of $3.8 million. The business combination resulted in a change in control and was accounted for using the acquisition method of accounting. As a result, at the date of the acquisition the purchase price was allocated to the net assets acquired based upon their estimated value, as follows (in thousands):

Current Assets	$3,672
Property and Equipment	13,373
Goodwill	8,834
Other Intangible Assets	4,730

Total Assets Acquired	30,609

Current Liabilities	1,649
Deferred Tax Liabilities	6,449

Total Liabilities Assumed	8,098

Net Assets Aquired	$22,511

Other intangible assets have a total value of $4.7 million with a weighted average amortization period of 9 years. Other intangible assets consist of customer relationships of $3.1 million, amortizable over 10 years, trade name of $1.1 million, amortizable over 10 years, and a non-compete agreement of $0.5 million, amortizable over 5 years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired.

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012

Term Loan	$6,188	$8,250
Delayed Draw Term Loan	4,375	-
Revolving Credit Facility	-	-
Capital Leases	850	-

	11,413	8,250
Less: Current Portion	(2,881)	(2,062)
Long-Term Debt, Net of Current Portion	$8,532	$6,188

Credit Facility: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

On October 26, 2012, simultaneous with the acquisition of Austin Chalk, we entered into a credit agreement and obtained debt financing of $8.3 million (before deferred loan costs of $0.5 million). The credit facility includes an $8.3 million term loan facility with a maturity date of October 26, 2016 and a revolving credit facility up to the lesser of (i) the borrowing base and (ii) $5.0 million with a maturity date of October 26, 2016. The borrowing base is determined monthly based on our inventory and receivables.

On April 19, 2013, we entered into Amendment No.1 to the credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures. We were permitted to draw on the delayed draw term loan from time to time up until December 31, 2013 in order to fund up to 80% of the cost of capital expenditures subject to a $5.0 million limit on aggregate borrowings.

The obligations under the agreement are guaranteed by Austin Chalk and secured by substantially all of our assets and the assets of Austin Chalk. The credit agreement contains customary events of default and covenants including restrictions on our ability, and the ability of Austin Chalk, to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets.

On December 30, 2013, we entered into Amendment No.3 to our credit agreement which modified certain of the financial covenants set forth in the original credit agreement. The revised financial covenants include requirements to maintain (i) a consolidated funded debt to EBITDA ratio of not more than 3.00 to 1.00 for any fiscal quarter ending on or prior to March 31, 2014, 2.75 to 1.00 for the fiscal quarter ended June 30, 2014, and 2.50 to 1.00 for any fiscal quarter ended on or after September 30, 2014 and (ii) a fixed charge coverage ratio of not less than 1.5 to 1.0. The amendment also modified our permitted capital expenditure basket for capital expenditures not funded by debt or equity from $6.0 million to $3.0 million. As of December 31, 2013, we were in compliance with all financial covenants and we had received a waiver of the requirement to submit consolidated financial statements to our lender within 90 days of December 31, 2013.

Borrowings under the credit facility bear interest, at our option, at the base rate or LIBOR. The annual interest rate on each base rate borrowing is (i) the greatest of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus (ii) a margin between 2.50% and 3.50% (depending on the then-current leverage ratio). The interest rate on each LIBOR loan will be the LIBOR rate for the applicable interest period plus a margin between 3.50% and 4.50% (depending on the then-current leverage ratio). For the year ended December 31, 2013, interest rates on our borrowings under the credit facility ranged from 3.67% to 4.05% and, for the period from inception (July 17, 2012) through December 31, 2012, the interest rate on our borrowings under the credit facility was 4.05%.

Borrowings under the term loan facility are repayable quarterly in an amount of $0.4 million with a balloon payment of the remaining outstanding borrowings on October 26, 2016.

Beginning with the fiscal quarter ended March 31, 2014, borrowings under the delayed draw term facility will be payable quarterly in an amount of $0.3 million with a balloon payment of the remaining outstanding borrowings on October 26, 2016.

At December 31, 2013, there was $6.2 million of outstanding borrowings under the term loan, $4.4 million of outstanding borrowings under the delayed draw term loan facility, and no borrowings under the revolving credit facility. As of December 31, 2013, we had a borrowing base of $2.7 million under the revolving credit facility that could be borrowed against if necessary.

Future maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,

2014	$2,744
2015	2,744
2016	5,075
$10,563

Capital Leases

On each of July 18, 2013, August 6, 2013 and August 16, 2013, the Company entered into a financial lease agreement with Wells Fargo Equipment Finance, Inc. (“WFEFI”) for a total of five winch trucks with the intent to purchase the trucks at the end of the term. The cost of the equipment under the capital leases, in the amount of approximately $910,000, is included in the consolidated balance sheets as property, plant and equipment. Accumulated depreciation of the leased equipment at December 31, 2013 was approximately $61,000. The lease terms are 60 months with cumulative equal monthly installments of approximately $14,000. The basic rent or sum of all rental payments due during the term of the leases is approximately $0.8 million, including interest of approximately $0.1 million. The implicit interest rates on the leases range from 3.72% to 3.79%. The end of term lease provisions are structured as a Terminal Rental Adjustment Clause (“TRAC”). At the expiration of the lease terms, the equipment will be sold to either the Company or a third party. The proceeds of the sale shall be retained by WFEFI until it has recovered 20% of the original equipment cost plus all costs and expenses and unpaid amounts owed by the Company (“Lessor’s Balance”). If the net proceeds are less than the Lessor’s Balance, the Company will be responsible for the shortfall as a terminal rent adjustment. If the net proceeds exceed the Lessor’s Balance, the Company shall receive such excess as an adjustment to rent.

Payments under capital leases for the next five years are as follows (in thousands):

Year Ending December 31,

2014	$167
2015	167
2016	167
2017	167
2018	273

Total Payments	941
Less: Amount Representing Interest	(91)

Present Value of Minimum Lease Payments	850
Less: Current Portion of Capital Leases	(137)
Long-Term Capital Lease Obligations, Net of Current Portion	$713

NOTE 5 - SIGNIFICANT CUSTOMERS

During the year ended December 31, 2013, a substantial portion of the Company’s revenues was derived from two customers with revenues totaling approximately $8.8 million or 48.1% of total revenues. Amounts from these customers included in accounts receivable and unbilled receivables on the balance sheet at December 31, 2013 are approximately $1.4 million.

For the period from inception (July 17, 2012) through December 31, 2012, a substantial portion of the Company’s revenues was derived from two customers with revenues totaling approximately $2.5 million or 71.2% of total revenues. Amounts from these customers included in accounts receivable on the balance sheet at December 31, 2012 are approximately $3.3 million.

For the Predecessor period (January 1, 2012 through October 26, 2012), a substantial portion of the Company’s revenues was derived from two customers with revenues totaling approximately $8.6 million or 68.8% of total revenues.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation
The Company is subject to certain claims arising in the ordinary course of business. Management does not believe that any claims will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Operating Leases
The Company leases certain property and equipment under non-cancelable operating leases. The term of the operating leases generally range from one to five years.

Lease expense under all operating leases totaled approximately $136,000, $72,000, and $66,000 for the year ended December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012), respectively. As of December 31, 2013, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,

2014	$156
2015	82
2016	48
2017	34
2018	17
Total	$337

NOTE 7 - RELATED PARTY TRANSACTIONS

Rent expense paid to an affiliate was approximately $57,000, $8,000, and $40,000 for the year ended December 31, 2013, the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012), respectively.

As of December 31, 2012, the Company had a related party payable to the previous owner of Austin Chalk in the amount of approximately $0.8 million. Payment in full was made during the year ended December 31, 2013 and there was no related party payable balance as of December 31, 2013.

NOTE 8 - INCOME TAXES

The tables below reflect results for the year ended December 31, 2013 and the period from inception (July 17, 2012) to December 31, 2012. Prior to the acquisition by Aly Operating on October 26, 2012, Austin Chalk was subject to Texas franchise tax but it was not subject to federal income tax because it operated as an S-corporation.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31, 2013	Inception (July 17, 2012) through December 31, 2012

Current Provision:
Federal	$(228)	$304
State	123	25

Total Current Provision	(105)	329

Deferred Benefit:
Federal	745	(101)
Provision for Income Taxes	$640	$228

The following table reconciles the statutory tax rates to the Company’s effective tax rate:

	Year Ended December 31, 2013	Inception (July 17, 2012) through December 31, 2012

Federal Statutory Rate	34.00%	34.00%
State Taxes, Net of Federal Benefit	6.26%	2.00%
Permanent Differences	8.12%	(8.40%)
Other	0.81%	0.00%
Effective Income Tax Rate	49.19%	27.60%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012

Deferred Tax Assets:
Net Operating Loss	$111	$-
Start-Up Costs	20	-

Non-Current Deferred Tax Assets	131	-

Total Deferred Tax Assets	131	-

Deferred Tax Liabilities:
Cash to Accrual Adjustment	194	178
Prepaid Assets	83	101

Current Deferred Tax Liabilities	277	279

Property, Plant and Equipment	5,544	5,709
Intangibles	1,401	-
Cash to Accrual Adjustment	-	359

Non-Current Deferred Tax Liabilities	6,945	6,068

Total Deferred Tax Liabilities	7,222	6,347

Net Deferred Tax Liabilities	$7,091	$6,347

The Company has identified its major taxing jurisdictions as the United States of America and Texas. The Company’s U.S. federal income tax returns for the period from inception (July 17, 2012) through December 31, 2012 and for the period from January 1, 2013 through May 14, 2013 remain open to examination under the applicable federal statute of limitations provisions. The Company’s Texas franchise tax returns for the period from inception (July 17, 2012) through December 31, 2012 and for the year ended December 31, 2013 remain open to examination under Texas statute of limitations provisions. None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.

The Company is subject to the Texas Franchise Tax, which is determined by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax.

NOTE 9 - PREFERRED STOCK

As part of the acquisition of Austin Chalk, Aly Operating agreed to issue up to 4 million shares of Series A Preferred Stock, with a par value of $0.01, to the seller. The shares were issued in two tranches. The first tranche of 2 million shares was issued on December 31, 2012 and the second tranche of 2 million shares was issued on March 31, 2013.

The Series A Preferred Stock is entitled to a cumulative dividend of 5% per year on its liquidation preference, compounded quarterly. The liquidation preference was $4.0 million on the closing date and will increase by the amount of dividends paid in kind. Aly Operating is not required to pay cash dividends.

The holder of the preferred stock and Aly Operating can, at either’s option, require the other party to redeem the preferred stock for cash on the fourth anniversary of the closing date of the sale or October 26, 2016. However, there is no requirement for either party to redeem the preferred stock.

The preferred stock agreement also provides for conversion into shares of Company common stock or redemption should the Company transact a liquidity event, as defined in the agreement, or if the Company transacts an initial public offering.

The Series A Preferred Stock is classified outside of permanent equity in the Company’s consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Operating to redeem the Series A Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in temporary equity, currently consisting of Series A Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock

Inception (July 17, 2012)	$-	-	$-

Issuance	1,920	2,000,000	4,000
Accrued Dividends	18	-	36
Accretion	5	-	-

December 31, 2012	1,943	2,000,000	4,036

Issuance	1,943	2,000,000	-
Accrued Dividends	209	-	209
Accretion	37	-	-

December 31, 2013	$4,132	4,000,000	$4,245

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock (“common shares”) outstanding during the applicable period and excludes shares subject to outstanding stock options and shares of restricted stock. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock as appropriate. A reconciliation of the denominator used in the basic and diluted per share calculations for the year ending December 31, 2013, for the period from inception (July 17, 2012) through December 31, 2012, and for the Predecessor period (January 1, 2012 through October 26, 2012) is as follows:

		Successor	Predecessor
	Year Ended December 31, 2013	Inception (July 17, 2012) through December 31, 2012	January 1, 2012 through October 26, 2012

Denominator for Basic Earnings Per Share	72,129,439	32,743,269	67,967,763
Effect of Potentially Dilutive Securities	-	-	-

Denominator for Diluted Earnings per Share	72,129,439	32,743,269	67,967,763

The denominator calculated for the period from inception (July 17, 2012) through December 31, 2012 uses the weighted average number of shares outstanding of Aly Operating for that period and a conversion rate of 19.91 per Aly Operating share to reflect the impact of the subsequent reverse merger.

The denominator calculated for the Predecessor period (January 1, 2012 through October 26, 2012) uses the outstanding shares of Aly Operating as of October 26, 2012, prior to the reverse merger with Preferred Voice, and the conversion rate of 19.91 per Aly Operating share to reflect the impact of the subsequent reverse merger.

The computation of basic and diluted earnings per share excludes 6,769,400 unvested stock options.

NOTE 11 - STOCK-BASED COMPENSATION

Share-Based Payments

The Company issued 199,100 shares of company stock during the year ended December 31, 2013 as part of compensation to an officer of the Company. The Company recognized share-based compensation expense of approximately $76,000 for the year ended December 31, 2013 and no expense for the period from inception (July 17, 2012) through December 31, 2012 and the Predecessor period, respectively.

Stock Options

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

 The Omnibus Incentive Plan (the “Plan”) was approved by the board of directors on May 2, 2013. A maximum of 6,769,400 shares of common stock may be awarded. As of December 31, 2013, options to purchase 6,769,400 shares of common stock were granted from the Plan, of which 6,769,400 were outstanding.

The option contract term is 10 years and the exercise price is $0.20. The options vest and are exercisable if a “Liquidity Event” occurs and certain conditions are met. A Liquidity Event is defined as an IPO or a change of control, as defined in the plan. Pursuant to the plan, an IPO is defined as an underwritten public offering of shares. If the first Liquidity Event is an IPO, then the options vest and are exercisable immediately if the IPO is effected at $0.40 per share. If the IPO is not effected at $0.40 per share, but the stock price post-IPO reaches $0.40 per share during the six month period immediately following the IPO, then the options vest and are exercisable. If the IPO is not effected at $0.40 per share, but the share price does not reach $0.40 per share prior to the sixth month anniversary of the IPO the options do not vest and expire. If the first Liquidity Event to occur is a change of control, then the options vest if the change of control takes place at a price of $0.40 per share or more. If such change in control occurs at a price less than $0.40 per share, the options do not vest and expire.

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

Expected Volatility	80.00%
Expected Forfeiture Rate	0.00%
Risk Free Interest Rate	1.66%
Fair Value of Company Stock on May 2, 2013	$0.171

At December 31, 2013, there is approximately $494,200 of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options vested during the year ended December 31, 2013, as no vesting events occurred during the period.

NOTE 12 - STOCKHOLDERS’ EQUITY

On December 27, 2013, we raised $2.4 million in proceeds from completing a private placement of an aggregate of 15,744,997 shares of our common stock at a price of $0.15 per share. A portion of the proceeds were used to pay down the outstanding balance on our revolving credit facility prior to December 31, 2013 and the remainder of the proceeds will be used in 2014 for growth capital expenditures, primarily to meet demand in the Permian Basin.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated all activity through the date of the issuance of this Annual Report on Form 10-K, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes to the consolidated financial statements.

NOTE 14 - QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for the year ended December 31, 2013, the period from inception (July 17, 2012) through December 31, 2012, and the Predecessor period (January 1, 2012 through October 26, 2012) are presented below (in thousands, except per share amounts):

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Revenues	$4,397	$4,793	$4,372	$4,856
Operating Income	641	348	390	550
Net Income Before Income Taxes	522	202	208	368
Net Income	397	51	101	111
Net Income/(Loss) Available to Common Stockholders	338	(10)	39	47

Net Income/(Loss) per Common Share
Basic	$0.01	$(0.00)	$0.00	$0.00
Diluted	$0.01	$(0.00)	$0.00	$0.00

	Predecessor	Predecessor	Predecessor	Successor
	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012

Revenues	$3,009	3,649	4,354	$4,934
Operating Income	1,523	1,634	1,696	1,526
Net Income Before Income Taxes	1,514	1,631	1,744	1,430
Net Income	1,474	1,631	1,689	1,297
Net Income Available to Common Stockholders	1,474	1,631	1,689	1,251

Net Income per Common Share
Basic	$0.02	$0.02	$0.02	$0.04
Diluted	$0.02	$0.02	$0.02	$0.04

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures: The Chief Executive Officer and Chief Financial Officer, of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the year covered by this Annual Report on Form 10-K are effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2013, management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Controls over Financial Reporting: There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. Aly Energy is a smaller reporting company and is eligible for this exemption under the Dodd-Frank Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below sets forth information about our directors and executive officers as of December 31, 2013:

Name	Age	Position

Munawar H. Hidayatallah	69	Chairman and Chief Executive Officer
Mark Patterson	55	President and Chief Operating Officer
Alya Hidayatallah	38	Chief Financial Officer
Kurt Chew	51	President, Austin Chalk Petroleum Services Corp.
Ali H M Afdhal	69	Director
Kouros Sariri	58	Director
Saeed M. Sheikh	77	Director
Nadine C. Smith	56	Director
Zane Tankel	74	Director

Munawar H. “Micki” Hidayatallah has served on the board of directors of Aly Operating since it was founded in July 2012 and has served as a director of Aly Energy since the Share Exchange. Mr. Hidayatallah founded Aly Operating in 2012 and has served as its chairman and chief executive officer since such date and also served as its chief financial officer during 2012. From 2001 to 2011, he served as chairman, chief executive officer and a director of Allis-Chalmers Energy Inc. (“Allis-Chalmers”), where he was responsible for the overall management of the company. From 2004 to 2010, Allis-Chalmers’ revenues increased by more than tenfold (from $47.7 million to $659.7 million) and market capitalization increased by over seven times (from $72.2 million to $565.4 million). In February 2011, Archer Ltd. acquired Allis-Chalmers for $1.1 billion. Mr. Hidayatallah began his career at a major conglomerate in Pakistan with holdings in publishing, hotels, progressive manufacturing of automobiles and trading. During that time, Mr. Hidayatallah served as a senior executive and a member of the board of directors. In 1972, Mr. Hidayatallah came to the United States and undertook several successful entrepreneurial ventures through opportunistic purchases in areas such as cement processing, hotel and resorts, vending and cafeteria management and franchising and distribution of dairy products. From 1982 to 1994, he served as president and chief executive officer of Crescott Inc., a holding company with interests in financial services, food processing and franchising, as well as President and Chief Executive Officer of its subsidiary, Beverly Hills Securities Company. In 1994, Mr. Hidayatallah was appointed Executive Vice President of Corporate Development and member of the board of directors of IRI International Corporation (“IRI”) and in 1997 was appointed Chief Financial Officer. IRI was a manufacturer and distributor of oil rigs, workover rigs, fishing tools, top drives and other ancillary products. As Chief Financial Officer, Mr. Hidayatallah oversaw IRI’s initial public offering and listing on the New York Stock Exchange. Mr. Hidayatallah remained in that position until 2000, when National Oilwell Varco, Inc. acquired IRI. In 2000, Mr. Hidayatallah formed OilQuip Rentals, Inc., which acquired Mountain Compressed Air Inc. as a platform acquisition and then merged with Allis-Chalmers in 2001. Mr. Hidayatallah is a qualified chartered accountant and serves as a director and as Chairman of the Audit Committee of Stewart & Stevenson LLC.

Mark C. Patterson has served as our President, Chief Operating Officer and Secretary since the Share Exchange and has served as President and Chief Operating Officer of Aly Operating since its inception. He worked with Mr. Hidayatallah at Allis-Chalmers as the President of the Rental Division and as a member of the Executive Team as Senior Vice President of the Rental Services Segment from 2008 to 2011. He is also a consultant for merger and acquisition opportunities focused in the oilfield services marketplace. During his tenure at Allis-Chalmers, Mr. Patterson directed and managed the complete merger and reorganization of the Rental Services Division. Mr. Patterson was responsible for integrating and expanding Allis-Chalmers’ product fleet and geographical presence in North America, specifically in the Marcellus Shale, and internationally. As a result of his efforts, Allis-Chalmers expanded into new and additional international markets such as Colombia and Brazil. Mr. Patterson also opened a new service facility through a joint venture in the Kingdom of Saudi Arabia, where he served as a member of the board of directors. Additionally, Mr. Patterson was instrumental in facilitating the acquisition of American Well Control by Allis-Chalmers, and the integration of American Well Control into Allis-Chalmers’ Rental Segment. The successful merger and integration of American Well Control marked the first manufacturing company bought by Allis-Chalmers. Mr. Patterson’s 33 years of experience includes sales, business development, division and segment management, mergers, acquisitions, joint venture creation, and consulting, both domestically and internationally.

Alya H. Hidayatallah became Chief Financial Officer of Aly Operating in January 2013 and has served as our Chief Financial Officer since the Share Exchange. Previously, from 2005 through 2012, she served as Director of Planning and Budgeting at Allis-Chalmers, which was acquired in 2011 and subsequently named Archer. From 2000 until 2004, Ms. Hidayatallah was an investment banker in the Financial Restructuring Group of Houlihan Lokey Howard & Zukin. Ms. Hidayatallah graduated summa cum laude with a degree in Business Economics from the University of California at Los Angeles in 1997. Ms. Hidayatallah is Mr. Hidayatallah’s daughter.

Kurt Chew has 35 years of experience in creating companies and servicing the oil & gas industry. He founded Austin Chalk in 2001 and, subsequent to the sale of Austin Chalk to Aly Operating in 2012, he has continued to manage Austin Chalk on a daily basis. In 2005, Mr. Chew co-founded B.E.G. Liquid Mud, LLC, which specialized in pre-mixed liquid drilling mud. Mr. Chew utilized his fabricating experience to design and build the liquid mud plants. B.E.G. Liquid Mud Services was acquired by Omni Energy Services in 2008. Mr. Chew also co-founded Worldwide Deepwater Solutions, LLC in 2009. WDS continues to offer experienced technical support services in project management, drilling and completions operations and asset integrity management services, both internationally and domestically.

Ali H M Afdhal joined the board of directors of Aly Operating in October 2012 and has served as our non-executive Vice Chairman of the Board, a director, and a member of the Audit Committee since the Share Exchange. Since 2001, he has operated and managed his family's international property portfolio and agricultural interests. He also served as a director of Allis-Chalmers from 2006 to 2009. Mr. Afdhal is a graduate of the Institute of Chartered Accountants in England and Wales.

Kouros Sariri joined the board of directors of Aly Operating in October 2012, and has served as our director since the Share Exchange. Mr. Sariri is the founder and CEO of Frequency Management International (“FMI”) Inc. Founded in 2003, FMI is a manufacturer of high reliability & extreme environment electronic components used in advanced electronic system applications. In 2003, Mr. Sariri also founded Chronos Technology (merged with FMI) which serves in a Research and Development capacity, conducting advanced research for NASA and DOE in the area of extreme environment electronic solutions and the related manufacturing processes. Innovations envisioned and introduced by Mr. Sariri have been used in commercial satellites and scientific/robotic space missions as well as in numerous oil, gas and geothermal fields worldwide. FMI is a globally recognized brand for the high reliability solutions used successfully in LWD, MWD, wire-line and digital oilfield systems. Mr. Sariri was the Vice President of Engineering and Manufacturing at OE Waves (2001-2002), an optoelectronic technology startup associated with the California Institute of Technology & NASA, specializing in patented optical and RF signal generation used in advanced radar and communications systems. From 1987 to 2000, Mr. Sariri served as the Senior Applications Engineer, Engineering Manager, Executive Vice President and President at Q-Tech Corp., a manufacturer of electronic components. Mr. Sariri holds B.S. and M.S. degrees in Electrical Engineering from the University of California, Los Angeles (UCLA) and an MBA from the Anderson School of Management at UCLA.

Saeed M. Sheikh joined the board of directors of Aly Operating in October 2012 and has served as our director since the Share Exchange. He founded Star Trading & Marine, Inc., a transportation and shipping company, in 1973 and has served as its President since inception. In October 2013, Mr. Sheikh was appointed to serve as Ambassador at Large for the Government of Pakistan. In 1991, Mr. Sheikh was appointed to serve as the Honorary Consul General of Pakistan in Baltimore, Maryland. He served in this capacity from 1991 until 1993 and then again from 1997 until 1999. Mr. Sheikh served as Executive Vice President of Crescent Marine Co, Inc. from 1969 until 1973, where he was responsible for all ship chartering functions. In 1969, Mr. Sheikh moved to the United States from Pakistan to serve as a Commercial Officer in the Embassy of Pakistan. Mr. Sheikh graduated from the Halley College of Commerce in Lahore, Pakistan.

 Nadine Smith joined the board of directors of Aly Operating in October 2012 and has served as our director since the Share Exchange. Ms. Smith is currently the President and Chairman of La Cortez Energy, Inc., an oil and gas exploration company operating in South America, and has served on its board of directors since February 2008. During her time at La Cortez Energy, she also served as vice president, interim chief financial officer and interim treasurer. Previously Ms. Smith was a management consultant with McKinsey & Company and an investment banker in the Houston office of The First Boston Corporation. Ms. Smith has previously served as a director and on the Audit, Compensation, and Corporate Governance Committees of several public companies including Patterson-UTI Energy Inc., Gran Tierra Energy Inc., American Retirement Corporation (currently Brookdale Senior Living, Inc.), Frac Water Systems, Inc., WaferGen Bio-systems, Inc., and Loreto Resources Corporation. Ms. Smith holds a B.S. in economics from Smith College and an MBA from Yale University.

Zane Tankel has served on the board of directors of Aly Energy since October 2012, and has served as our director since the Share Exchange. Mr. Tankel is the Chairman and CEO of Apple-Metro, Inc., a multi-unit operator of family restaurants in the New York metropolitan area, which he co-founded in 1994. Mr. Tankel was a director of Morton’s Restaurant Group, Inc. from February 2006 until February 2012, and a director of Allis-Chalmers Energy Inc. from February 2007 until February 2011, as well as the Caribbean Restaurant Group, the San Juan, Puerto Rico based owner/operator of Burger King restaurants in and around the Caribbean. Mr. Tankel has served on its board from 2006 to present. Prior to 1994, he served as the founder/president and CEO of Collier Graphics Services (from 1964 to 1990), and founder/partner of a music management company (American Entertainment Management, from 1975 to 1982) and a public relations company (Sage Communications, from 1982 to 1986). Mr. Tankel is a graduate of the University of Pennsylvania’s Wharton School of Business.

Director Independence

We have six directors serving on our board. Using the definition of independence set forth in the rules of the NYSE Mkt, all of our directors except Mr. Hidayatallah are independent.

Board Committees and Charters

Audit Committee: The members of the Audit Committee are Nadine C. Smith (Chair) and Ali Afdhal. Each of such members is independent in accordance with the independence standards for audit committees under the NYSE Mkt listing rules. Our board of directors has determined that Ms. Smith is an “audit committee financial expert” as defined in the SEC rules. Our board of directors has adopted a written Audit Committee Charter and a copy may be obtained, at no cost, from the Company’s investor relations website (www.alyenergy.com), by writing or by telephoning the Company at: Aly Energy Services, Inc., 3 Riverway, Suite 200, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

Compensation Committee: The Compensation Committee consists of one member, Zane Tankel, who is independent in accordance with the independence standards for compensation committees under the NYSE Mkt listing rules. Our board of directors has adopted a written Compensation Committee Charter and a copy may be obtained, at no cost, from the Company’s investor relations website at (www.alyenergy.com),  by writing or by telephoning the Company at: Aly Energy Services, Inc., 3 Riverway, Suite 200, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

Nominating Committee: Our board of directors has not appointed a Nominating Committee.

Code of Ethics

The Board of Directors has adopted a code of business ethics that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, from the Company’s investor relations website (www.alyenergy.com), by writing or by telephoning the Company at: Aly Energy Services, Inc., 3 Riverway, Suite 200, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

Stockholder Communications

We do not have a formal policy regarding communications with our board of directors; however, stockholders may communicate with the board of directors by writing to us at: Aly Energy Services, Inc. 3 Riverway, Suite 920, Houston, Texas 77056, Attention: Chief Financial Officer. Stockholders who would like their submission directed to a member of the board of directors may so specify and the communication will be forwarded, as appropriate.

Board Structure

We have chosen to combine the Chief Executive Officer and Chairman of the board of directors positions. We believe that this board of directors leadership structure is the most appropriate for us. Because we are a small company, it is more efficient to have the leadership of the board of directors in the same hands as the chief executive officer. The challenges faced by us at this stage – obtaining financing and implementing our business and marketing plan – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Assessment of Risk

Our board of directors oversees our risk management function. Our management intends to keep the board of directors apprised of material risks and provide directors access to all information necessary for them to understand and evaluate how these risks interrelate and how management addresses those risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Currently, the primary risks affecting us are our ability to grow our business and manage our expected growth.

Board Diversity

While we do not have a formal policy on diversity, our board of directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members as well as a particular nominee’s contributions to that mix. Our board of directors believes that diversity brings a variety of ideas, judgments and considerations that benefit our stockholders and us. Although there are many other factors, the board of directors seeks individuals with experience in operating growing businesses.

Item 11. Executive Compensation.

Executive Compensation
Summary Compensation Table

		Salary	Bonus	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)

Micki Hidayatallah	2013	396,154	–	–		396,154
Chairman and Chief Executive Officer (1)	2012	53,077	–	–		53,077

Mark Patterson	2013	203,077	11,000	74,897	(2)	288,974
President and Chief Operating Officer	2012	31,846	–	32,243	(3)	64,089

Kurt Chew	2013	226,000	–	–		226,000
President, Austin Chalk Petroleum Services, Inc.	2012	223,461	–	3,565,325	(4)	3,788,786

Alya Hidayatallah	2013	200,000	–	–		200,000
Chief Financial Officer (5)
______________________
(1)	Mr. Hidayatallah became Chairman and Chief Executive Officer of Aly Operating in July 2012 and has served as Chairman and Chief Executive Officer of Aly Energy since the Share Exchange.
(2)	Mr. Patterson received $74,897 in stock compensation, which amounts are reflected in “All Other Compensation” in the table.
(3)
From July 2012 through October 2012, Mr. Patterson was a consultant to Aly Operating and, in that capacity, received consulting fees, consisting of $26,500 in fees and $5,743 in expense reimbursements, which amounts are reflected in “All Other Compensation” in the table.  Mr. Patterson became President and Chief Operating Officer of Aly Operating on October 26, 2012 and has served as President and Chief Operating Officer of Aly Energy since the Share Exchange.

(4)	Reflects distributions received by Mr. Chew as the sole stockholder of Austin Chalk prior to the acquisition of Austin Chalk by Aly Energy.
(5)	Ms. Hidayatallah became Chief Financial Officer of Aly Operating in January 2013 and has served as Chief Financial Officer of Aly Energy since the Share Exchange.

Executive Employment Agreements

Aly Operating

Each of the Employment Agreements described below was entered into by Aly Operating prior to the Share Exchange. We assumed each agreement effective with the closing of the Share Exchange.

Effective May 2013, Aly Operating entered into an employment agreement with Mr. Hidayatallah to serve as our Chairman and Chief Executive Officer. The term of the agreement expires December 31, 2016. Mr. Hidayatallah is paid a base salary of $420,000 per year and is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones. The bonus will range from 80% to 120% of base salary if pre-established performance milestones are met. No bonus will be payable in such periods if we do not achieve at least 90% of the EBITDA (earnings before interest, taxes, depreciation and amortization) forecast approved by the board of directors of Aly Energy for the applicable year. Mr. Hidayatallah also received 50% of the shares allocated to the management team in the equity compensation plan that was adopted in May 2013. The employment agreement restricts Mr. Hidayatallah from competing with us for a two-year period after termination of his employment.

Effective February 2013, Aly Operating entered into an employment agreement with Mr. Patterson to serve as our President and Chief Operating Officer. The term of the agreement expires December 31, 2016. In 2013, Mr. Patterson was paid a base salary of $210,000 per year in 2013 which increased to $250,000 per year effective January 1, 2014. In 2013, Mr. Patterson received 199,100 shares of Aly Energy common stock as additional compensation. Mr. Patterson is eligible to receive an annual performance bonus ranging from 40% to 80% of base salary based upon the achievement of pre-established performance milestones. No bonus will be payable in such periods if we do not achieve at least 90% of the EBITDA forecast approved by the board of directors of Aly Energy for the applicable year. Mr. Patterson received 20% of the shares allocated to the management team in the equity compensation plan that was adopted in May 2013. The employment agreement restricts Mr. Patterson from competing with us for a two-year period after termination of his employment.

Effective February 2013, Aly Energy entered into an employment agreement with Ms. Hidayatallah to serve as our chief financial officer. The term of the agreement expires December 31, 2016. Ms. Hidayatallah is paid a base salary of $200,000 per year and is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones. The bonus will range from 40% to 80% of base salary if pre-established performance milestones are met. No bonus will be payable in such periods if we do not achieve at least 90% of the EBITDA forecast approved by the board of directors of Aly Energy for the applicable year. Ms. Hidayatallah received 5% of the shares allocated to the management team in the equity compensation plan that was adopted in May 2013. The employment agreement restricts Ms. Hidayatallah from competing with us for a two-year period after termination of her employment.

Austin Chalk

Effective October 2012, Austin Chalk entered into an employment agreement with Kurt Chew to serve as its President. The term of the agreement expires October 26, 2015. Mr. Chew is paid a base salary of $220,000 per year and is eligible to receive an annual performance bonus of between 40% to 100% of base salary based upon the achievement of goals set by the Compensation Committee of the board of directors. The employment agreement restricts Mr. Chew from competing with us for a two-year period after termination of his employment.

Termination Provisions

Each of Munawar Hidayatallah, Mark Patterson and Alya Hidayatallah will receive 24 months of base salary, and Mr. Chew will receive 12 months of base salary, upon their respective resignation with good reason or dismissal without cause. They will not be entitled to severance payments in connection with a termination of their employment upon death, disability, dismissal without cause, a change of control or the non-renewal of their employment at the board of directors’ discretion.

 “Good reason” in the above agreements generally includes the material diminution of the executives’ duties, any material reduction in base salary and the relocation of the geographical location where the executive performs services.

“Cause” in the above agreements means that employee (a) has engaged in gross negligence, gross incompetence or willful misconduct in the performance of employee’s duties with respect to Aly Energy or any of its affiliates, (b) has refused without proper legal reason to perform employee’s duties and responsibilities to Aly Energy or any of its affiliates, (c) has breached any provision of the agreement, (d) has materially breached any provision of any written agreement or corporate policy or code of conduct established by Aly Energy or any of its affiliates (and as amended from time to time), (e) has engaged in conduct that is materially injurious to Aly Energy or any of its affiliates, (f) has disclosed without specific authorization from Aly Energy confidential information of Aly Energy or any of its affiliates that is injurious to any such entity, (g) has committed an act of theft, fraud, embezzlement, misappropriation or breach of a fiduciary duty to Aly Energy or any of its affiliates or (h) has been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony.

Director Compensation

During the year ended December 31, 2013, Aly Operating granted stock options to its directors, as provided in “Adoption of Equity Awards Plan” below. Aly Operating did not compensate its directors for their service in fiscal 2012.

Related Person Transactions

Stock Purchase of Aly Operating Stock and Share Exchange

On October 26, 2012, Aly Operating sold an aggregate of approximately 3.4 million shares of common stock for a purchase price of $4.00 per share (equivalent to 68 million shares at a purchase price of $0.20 per share after giving effect to the Share Exchange) to obtain the initial funding of Aly Operating to acquire Austin Chalk. The purchasers of such shares included our current directors and executive officers.

On May 14, 2013, Preferred Voice, Aly Operating and the common stockholders of Aly Operating entered into the Exchange Agreement. Shares of Preferred Voice common stock were issued to each of our shareholders, including directors and executive officers, at an exchange ratio of 19.91 shares of Preferred Voice common stock for each one share of Aly Operating common stock. The shares issued included shares issued to our directors and executive officers, including entities with which they are affiliated, in the following amounts:

	Number of Shares of Aly Operating Purchased on 10/26/12	Number of Shares of Preferred Voice After Share Exchange
Purchaser
Micki Hidayatallah	500,000	9,955,000
Zane Tankel	250,000	4,977,500
Kouros Sariri	125,000	2,488,750
Saeed M. Sheikh	106,250	2,115,438
Nadine C. Smith	62,500	1,244,375
Mark Patterson (1)	NA	39,820
_____________________
(1)
Mark Patterson did not purchase Aly Operating shares of common stock on October 26, 2012 but he was issued 4,000 shares and 4,000 shares of Aly Operating common stock in March 2013 and April 2013, respectively, prior to taking the effect of the Share Exchange into account, as compensation.  As such, he was issued shares in the Share Exchange.

Purchase of Austin Chalk

In October 2012, Aly Energy completed its acquisition of Austin Chalk from Kurt Chew, the president of Austin Chalk, for $22.5 million. The cash portion of the consideration was $18.7 million (net of cash acquired) of which $17.9 million and $0.8 million was paid in cash during the years ended December 31, 2013 and December 31, 2012, respectively. The consideration also included the issuance of $3.8 million of preferred stock of Aly Operating of which $1.9 million and $1.9 million was issued in the years ended December 31, 2013 and December 31, 2012, respectively.

Lease Agreement with Kurt Chew, President of Austin Chalk

Austin Chalk leases certain of its facilities from Kurt Chew LLC, a limited liability company owned by Kurt Chew. Rent paid to Kurt Chew LLC was approximately $48,000 and $12,000 during the years ended December 31, 2013 and December 31, 2012, respectively. The term of the current lease on the property is until December 31, 2014, with rent at a rate of $48,000 per year. Austin Chalk has the option to extend the lease term by an additional three year period.

Private Placement of Common Stock

On December 27, 2013, we completed a private placement of an aggregate of 15,744,997 shares of our common stock at a price of $0.15 per share. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder. The table below indicates the shares purchased by the directors and executive officers, including entities with which they are affiliated, in the private placement:

Number of Shares Purchased in Private Offering
Purchaser
Kurt Chew	2,666,667
Micki Hidayatallah	1,565,072
Zane Tankel	666,666
Kouros Sariri	401,059
Saeed M. Sheikh	340,901
Nadine C. Smith	200,530

Adoption of Equity Awards Plan

In May 2013, Aly Operating adopted the Aly Energy Services Inc. Omnibus Incentive Plan (the “Plan”) and reserved 6,769,400 shares of common stock under the Plan for grants of awards, including stock options. At the time of adoption of the Plan, all of the shares reserved under the Plan were granted in the form of stock options to various executives and directors of Aly Operating, which converted to stock options of Aly Energy common stock in connection with the Share Exchange, as follows:

Number of Options Held
Individual
Micki Hidayatallah	3,384,700
Mark Patterson	1,353,880
Alya Hidayatallah	796,400
Nadine C. Smith	398,200
Ali Afdhal	167,244
Allen Morton (1)	167,244
Kouros Sariri	167,244
Zane Tankel	167,244
Saeed M. Sheikh	167,244
___________________
(1)	Allen Morton resigned from our Board in December 2013.

The stock options have a ten year term and will vest and become exercisable only if (i) a Change in Control (as defined in the Plan) occurs and the per share price of the common stock is at least $0.40 per share (or $8.00 per share prior to the Share Exchange) in the Change in Control or (ii) an Initial Public Offering (as defined in the Plan) occurs and the per share price of the common stock is at least $0.40 per share (or $8.00 per share prior to the Share Exchange) at any time during the six month period following the Initial Public Offering. The exercise price of the stock options is $0.20 per share.

Aly Energy intends to adopt a stock incentive plan providing for approximately 10% of the fully diluted shares of Aly energy to be available for equity awards to employees and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2013 by (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each director; (iii) our president, our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. Each of our executive officers and directors may be contacted at 3 Riverway, Suite 920, Houston, Texas 77056. The information in this table is based upon 90,042,044 shares of common stock outstanding as of December 31, 2013.

	Common Stock
Name	Number of Shares Beneficially Owned	Percent of Class

J. Steven Emerson (1)	17,375,373	19.3%
Cydas Investments Ltd. (2)	14,449,052	16.0%
Munawar Hidayatallah (3)	11,520,072	12.8%
Nezam Afdhal (4)	7,224,256	8.0%
Armand Neff and Christoph Luthy (5)	6,454,272	7.2%
Zane Tankel	5,644,166	6.3%
Kouros Sariri (6)	2,889,809	3.2%
Kurt Chew	2,666,667	3.0%
Saeed M. Sheikh	2,456,339	2.7%
Nadine C. Smith	1,444,905	1.6%
Mark Patterson	199,100	0.2%
Ali Afdhal	-	0.0%
Alya Hidayatallah	-	0.0%

All 10 directors and officers as a group	26,821,058	29.8%
____________________
(1)
Includes 9,955,000 shares held in Mr. Emerson’s retirement accounts and 3,194,600 shares held by Emerson Partners. Mr. Emerson’s address is c/o TR Winston, 1999 Ave of the Stars #2530, Los Angeles, California 90067.

(2)
Consists of shares held of record by Cydas Investments Ltd. which is owned equally by Ali Afdhal's daughter (Laily Shirazi) and brother (Muhsin Afdhal).  Mr. Ali Afdhal disclaims any beneficial ownership in the shares of common stock owned by Cydas Investments Ltd.  The address for Cydas Investments Ltd. is PO Box 437, 13 Castle Street, St. Heller, Jersey, JE4 0ZE, Channel Islands.

(3)	Consists of 2,565,072 shares held in a trust of which Mr. Hidayatallah is the trustee and the remainder held jointly by Mr. Hidayatallah and his spouse.
(4)
Ali Afdhal and Nezam Afdhal are brothers.  Ali Afdhal disclaims any beneficial ownership in the shares of common stock owned by his brother.  Nezam Afdhal’s address is 59 Pier 7, Charlestown, Massachusetts 02129.

(5)	Held of record by Makini Enterprises S.A., whose address is c/o Prisma International Ltd., Bahnhofstrasse, PO Box 1055, CH-6304 Zug, Switzerland.
(6)	Consists of 816,589 shares held in Mr. Sariri’s retirement account, 550,591 shares held in Mr. Sariri’s spouse’s retirement account, and the remainder held jointly by Mr. Sariri and his spouse.

Item 14. Principal Accountant Fees and Services.

Our independent auditors, UHY LLP, have been the Company’s Independent Registered Public Accounting Firm since 2012. The following table sets forth the fees paid for services provided by UHY LLP:

		Successor	Predecessor
	Year Ended December 31, 2013	Inception (July 17, 2012) through December 31, 2012	January 1, 2012 through October 26, 2012

Audit Fees (1)	$228,050	$82,236	$-
Audit-Related Fees (2)	-	-	-
Tax Fees (3)	-	-	-
_________________
(1)	Includes fees paid to UHY LLP for audit and quarterly reviews.
(2)	Includes fees for services related to accounting and acquisition audit fees.
(3)	Includes fees for services related to tax compliance, preparation and tax examination assistance.

Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit services by providing a description of the services to be performed. For the year ended December 31, 2013, all audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by UHY LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits.

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement, dated May 14, 2013, by and among Preferred Voice, Inc., Aly Energy Services, Inc. and the stockholders of Aly Energy Services, Inc. (1)
2.2	Stock Purchase Agreement, dated as of September 27, 2012, by and between Aly Energy Services, Inc. and Kurt Chew (1)
3.1	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (1)
3.2	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (1)
3.3	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (1)
3.4	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (1)
3.5	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (1)
3.6	Certificate of Amendment, filed on April 27, 2007 with the Secretary of State of Delaware (1)
3.7	Certificate of Amendment, filed on May 14, 2013 with the Secretary of State of Delaware (1)
3.8	Bylaws of the Registrant (1)
4.1	Aly Energy Services, Inc. Investor Agreement dated October 26, 2012(1)
4.2	Credit Agreement, dated as of October 26, 2012, by and among Aly Energy Services, Inc., Wells Fargo Bank, National Association and the lenders named therein (2)
4.3	Amendment No. 1 to Credit Agreement, dated as of April 13, 2013 (2)
4.4	Amendment No. 2 and Waiver to Credit Agreement, effective May 14, 2013 (3)
4.5	Amendment No. 3, effective December 30, 2013 (4)
10.1	Employment Agreement, dated February 13, 2013, by and between Aly Energy Services, Inc. and Munawar Hidayatallah (1)
10.2	Employment Agreement, dated February 12, 2013, by and between Aly Energy Services, Inc. and Mark Patterson (1)
10.3	Employment Agreement, dated February 12, 2013, by and between Aly Energy Services, Inc. and Alya Hidayatallah (1)
10.4	Employment Agreement, dated February 12, 2013, by and between Aly Energy Services, Inc. and Kurt Chew (1)
10.5	Amended and Restated Lease Agreement, dated October 25, 2012, by and between Kurt Chew, LLC and Austin Chalk Petroleum Corp.(1)
10.6	Aly Energy Services, Inc. Omnibus Incentive Plan (1)
10.7	Form of Stock Option Agreement under Aly Energy Services, Inc. Omnibus Incentive Plan(1)
21	List of Subsidiaries (1)
31.1	31.2 Certification of Chief Executive Officer (4)
31.2	Certification of Chief Financial Officer (4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as exhibit to Report on Form 8-K, dated May 15, 2013
(2)	Filed as exhibit to Report on Form 10-Q/A, dated September 23, 2013
(3)	Filed as exhibit to Report on Form 8-K/A, dated July 31, 2013
(4)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALY ENERGY SERVICES, INC.

Date: April 10, 2014	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)