Form 10-Q
period 2014-03-31
Aly Energy Services, Inc.
filed 2014-05-16
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Period Ended March 31, 2014.

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

Common Stock, $ 0.001 Par Value – 102,456,652 shares as of May 15, 2014.

INDEX

ALY ENERGY SERVICES, INC.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$984	$1,440
Accounts Receivable, Net of Allowance for Doubtful Accounts of $117 and $90, respectively	3,438	3,327
Unbilled Receivables	1,138	882
Inventory	58	43
Prepaid Expenses and Other Current Assets	454	279

Total Current Assets	6,072	5,971

Property and Equipment, Net	21,701	21,423

Intangible Assets, Net	3,990	4,121
Goodwill	8,834	8,834
Deferred Loan Costs, Net	469	515
Deferred Tax Assets	19	131
Other Assets	16	17

Total Assets	$41,101	$41,012

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$980	$1,131
Accrued Expenses	1,583	964
Deferred Tax Liabilities	73	277
Current Portion of Long-Term Debt	2,946	2,881

Total Current Liabilities	5,582	5,253

Long-Term Debt, Net of Current Portion	7,957	8,532
Deferred Tax Liabilities	6,822	6,945
Other Long-Term Liabilities	33	35

Total Liabilities	20,394	20,765

Commitments and Contingencies (See Note 5)

Series A Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding	4,194	4,132

Stockholders' Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 90,042,044 issued, and 90,037,544 oustanding	92	92
Treasury Stock, 4,500 Shares at Cost	(2)	(2)
Additional Paid-In-Capital	14,705	14,767
Retained Earnings	1,718	1,258

Total Stockholders' Equity	16,513	16,115

Total Liabilities and Stockholders' Equity	$41,101	$41,012

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$5,282	$4,397

Cost of Revenues	1,733	1,471

Gross Profit	3,549	2,926

Selling, General and Administrative Expenses	2,627	2,285

Operating Income	922	641

Interest Expense, Net	170	122
Other Expense/(Income)	-	(3)

Income Before Income Tax	752	522

Income Tax Expense	292	125

Net Income	460	397

Preferred Stock Dividends	53	50
Accretion of Preferred Stock	9	9

Net Income Available to Common Stockholders	$398	$338

Basic and Diluted Earnings per Share	$0.00	$0.00

Basic and Diluted Average Common Shares Outstanding	90,042,044	67,981,918

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Shares of Common Stock			Common	Additional Paid-	Treasury	Retained
	Issued	Outstanding	In Treasury	Stock	In-Capital	Stock	Earnings	Total

Balance at December 31, 2013	90,042,044	90,037,544	4,500	$92	$14,767	$(2)	$1,258	$16,115

Preferred Stock Dividends	-	-	-	-	(53)	-	-	(53)
Preferred Stock Accretion	-	-	-	-	(9)	-	-	(9)
Net Income	-	-	-	-	-	-	460	460

Balance at March 31, 2014	90,042,044	90,037,544	4,500	92	$14,705	$(2)	$1,718	$16,513

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except shares and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities
Net Income	$460	$397
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation Expense	675	285
Amortization of Deferred Loan Costs	46	34
Amortization of Intangible Assets	131	131
Stock-Based Compensation Expense	-	4
Bad Debt Expense	26	-
Deferred Taxes	(215)	(38)
Changes in Operating Assets and Liabilities
Accounts Receivable	(137)	837
Unbilled Receivables	(256)	-
Inventory	(15)	-
Prepaid Expenses and Other Assets	(174)	75
Accounts Payable	(151)	818
Accounts Payable - Affiliates	-	397
Accrued Expenses	619	35
Other Liabilities	(2)	-

Net Cash Provided by Operating Activities	1,007	2,975

Cash Flows from Investing Activities
Purchase of Property and Equipment	(732)	(3,916)

Net Cash Used in Investing Activities	(732)	(3,916)

Cash Flows from Financing Activities
Proceeds on Borrowing on Debt	-	1,000
Repayment of Debt	(731)	(825)
Payment of Deferred Loan Costs	-	(7)

Net Cash Provided By/(Used In) Financing Activities	(731)	168

Net Decrease in Cash and Cash Equivalents	(456)	(773)

Cash and Cash Equivalents, Beginning of Period	1,440	1,660
Cash and Cash Equivalents, End of Period	$984	$887

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$122	$92
Cash Paid for State and Federal Income Taxes	$-	$504

Non-Cash Financing and Investing Activities
Accretion of Preferred Stock Liquidation Preference	$9	$9
Paid-in-Kind Dividends on Preferred Stock	$53	$50
Purchase of Equipment through a Capital Lease Obligation	$221	$-

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

On October 26, 2012, Aly Operating acquired all of the stock of Austin Chalk Petroleum Services Corp. (“Austin Chalk”). Austin Chalk provides surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

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

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Preferred Voice by Aly Operating under the acquisition method of accounting and was treated as a recapitalization with Aly Operating as the accounting acquirer. Accordingly, the condensed consolidated financial statements have been prepared to give retroactive effect of the Merger completed on May 14, 2013 and represent the operations of Aly Operating.

Aly Operating is a wholly-owned subsidiary of Aly Energy and Aly Operating has one wholly-owned subsidiary, Austin Chalk.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2013 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2014. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments: Financial instruments consist of cash and cash equivalents, and accounts receivable and payable. The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature.

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

	Estimated Useful Lives	March 31, 2014	December 31, 2013

Machinery and Equipment	1-12 years	$24,304	$23,322
Office Furniture, Fixtures and Equipment	3-7 years	95	93
Leasehold Improvements	Remaining Term	48	48
	of Lease
		24,447	23,463
Less: Accumulated Depreciation		(2,854)	(2,185)

		21,593	21,278
Assets Not Yet Placed In Service		108	145

Property, Plant and Equipment, Net		$21,701	$21,423

Depreciation expense for the three months ended March 31, 2014 and 2013 was $0.7 million and $0.3, respectively.

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	March 31, 2014	December 31, 2013

Customer Relationships	10 years	$3,141	$3,141
Trade Name	10 years	1,098	1,098
Non-Compete	5 years	491	491

		4,730	4,730
Less: Accumulated Amortization		(740)	(609)

Intangible Assets, Net		$3,990	$4,121

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense was approximately $131,000 for each of the three month periods ending March 31, 2014 and 2013.

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

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the condensed consolidated statements of operations for the three months ended March 31, 2014 or for the three months ended March 31, 2013. The Company had no uncertain tax positions as of March 31, 2014.

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

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013

Term Loan	$5,775	$6,188
Delayed Draw Term Loan	4,102	4,375
Revolving Credit Facility	-	-
Capital Leases	1,026	850

	10,903	11,413
Less: Current Portion	(2,946)	(2,881)

Long-Term Debt, Net of Current Portion	$7,957	$8,532

The terms of our credit facility, which includes the term loan, the delayed draw term loan and a revolving credit facility, are described within Note 4 of the Company's consolidated financial statements for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC on April 10, 2014.

We have the capability to borrow up to the lesser of (i) a borrowing base, which is determined monthly based on our receivables, and (ii) $5.0 million under our revolving credit facility. As of March 31, 2014, we had no borrowings outstanding under the revolving credit facility and a borrowing base of $3.3 million.

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities. We were in compliance with all such covenants as of March 31, 2014.

The Company leases 9 vehicles, with the intent to purchase, under non-cancelable capital leases. The terms of these leases range from three to five years with varying payment dates throughout each month.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments — The Company has numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. The Company leases land and other facilities from an affiliate and leases equipment from non-affiliates. Certain of these leases extend to 2018.

Litigation — The Company is subject to certain claims arising in the ordinary course of business. Management does not believe that any claims will have a material adverse effect on the Company’s financial position or results of operations.

NOTE 5 – PREFERRED STOCK

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

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table describes the changes in temporary equity, currently consisting of Series A Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Series A Preferred Stock	Number of Outstanding Series A Preferred Shares	Liquidation Value of Series A Preferred Stock

December 31, 2013	4,132	4,000,000	4,245

Accrued Dividends	53	-	53
Accretion	9	-	-

March 31, 2014	$4,194	4,000,000	$4,298

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock (“common shares”) outstanding during the applicable period and excludes shares subject to outstanding stock options and shares of restricted stock. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock as appropriate. A reconciliation of the denominator used in the basic and diluted per share calculations for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013

Denominator for Basic Earnings Per Share	90,042,044	67,981,918
Effect of Potentially Dilutive Securities	-	-

Denominator for Diluted Earnings per Share	90,042,044	67,981,918

The denominator calculated for the three months ended March 31, 2013 uses the weighted average number of shares outstanding of Aly Operating for that period (3,414,461) and a conversion rate of 19.91 per Aly Operating share to reflect the impact of the subsequent reverse merger.

The computation of basic and diluted earnings per share excludes 6,769,400 unvested stock options.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION

Share-Based Payments

The Company issued no shares and 19,910 shares of company stock during the three months ended March 31, 2014 and 2013, respectively, as part of compensation of an officer of the Company. The Company recognized share-based compensation expense of approximately $0 and $4,000 for the three months ended March 31, 2014 and 2013, respectively.

Stock Options

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

The Omnibus Incentive Plan (the “Plan”) was approved by the Board of Directors on May 2, 2013. A maximum of 6,769,400 shares of common stock may be awarded. As of March 31, 2014, options to purchase 6,769,400 shares of common stock were granted from the Plan, of which 6,769,400 were outstanding.

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

Expected Volatility	80.0%
Expected Forfeiture Rate	0.0%
Risk-Free Interest Rate	1.66%
Fair Value of Company Stock	$0.171

At March 31, 2014, there is approximately $494,200 of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options vested during the three months ended March 31, 2014, as no vesting events occurred during the period.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

Acquisition
On April 11, 2014, the Company entered into an Asset Purchase, Stock Purchase and Merger Agreement (the “Centrifuge Acquisition Agreement”), by and among the Company, Aly Centrifuge Inc., (a newly formed subsidiary of the Company), United Centrifuge USA, LLC (“United”), United Oilfield, Inc., Canadian Nitrogen Services Ltd., and various affiliates of United. The Centrifuge Acquisition Agreement contemplates the acquisition of the business conducted by United in the solids control and fluids management sectors of the oilfield services and rental equipment industry for a purchase price of $25 million, consisting of $15 million in cash (subject to certain adjustments as described in the Centrifuge Acquisition Agreement), $5 million in the form of preferred stock of Aly Centrifuge Inc. and up to $5 million of contingent consideration based upon the revenues of Aly Centrifuge Inc. for each of the 12 month periods ending on March 31, 2015, 2016 and 2017. On April 15, 2014, the Company consummated the transactions contemplated by the Centrifuge Acquisition Agreement.

Amended and Restated Credit Facility
On April 15, 2014 and in connection with the consummation of the Centrifuge Acquisition Agreement, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent. The new agreement increases the size of the credit facility to $30 million, consisting of a $25 million term loan with a maturity date of April 30, 2017 and a $5 million revolving credit facility. The obligations under the agreement are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contains customary events of default and covenants including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The borrowing base for the revolving credit facility is determined monthly based upon our inventory and receivables.

Borrowings under the credit facility bear interest, at our option, at the base rate or LIBOR. The annual interest rate on each base rate borrowing is (i) the greatest of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus (ii) a margin between 2.50% and 3.50% (depending on the then current leverage ratio). The interest rate on each LIBOR loan will be the LIBOR rate for the applicable interest period plus a margin between 3.50% and 4.50% (depending on the then-current leverage ratio). Borrowings under the term loan facility are repayable quarterly in an amount of $1.3 million with a balloon payment of the remaining outstanding borrowings on April 30, 2017. Proceeds of the term loan were used to repay the existing indebtedness under the term loan, delayed draw loan, and revolving credit facility of approximately $9.9 million and to fund the cash portion of the purchase price of the Centrifuge Acquisition Agreement. There are no current borrowings under the revolving credit facility.

Private Placement
On April 11, 2014 and April 18, 2014, we issued 10,328,200 and 2,090,908 shares of our common stock, respectively, to accredited investors at a price of $0.55 per share for gross proceeds of approximately $6.8 million. Such transaction was and is exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Regulation S and Section 4(2) of such statute.

We agreed to issue 1,366,068 shares of our common stock to one of our directors in respect of his arrangement of this transaction.

Increase in Authorized Common Stock
On April 11, 2004, we amended our certificate of incorporation to increase the authorized common stock of the Company from 100 million shares to 200 million shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenues, income and operating performance;

•	our ability to sustain and improve our utilization and margins;

•	operating cash flows and availability of capital;

•	the timing and success of future acquisitions and other special projects;

•	future capital expenditures; and

•	our ability to finance equipment, working capital and capital expenditures.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	a sustained decrease in domestic spending by the oil and natural gas exploration and production industry;

•	a decline in or substantial volatility of crude oil and natural gas commodity prices;

•	overcapacity and competition in our industry;

•	increased pressures on pricing due to competition and economic conditions;

•
unanticipated costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy, including those related to expansion into new geographic regions and new business lines;

•
the incurrence of significant costs and liabilities in the future resulting from our failure to comply, or our compliance with, new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	the loss of, or inability to attract new, key management personnel;

•	the loss of, or failure to pay amounts when due by, one or more significant customers;

•	a shortage of qualified workers;

•	operating hazards inherent in our industry;

•	accidental damage to or malfunction of equipment;

•	an increase in interest rates;

•
the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenues and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should need to raise funds through such methods; and

•	the potential failure to maintain effective internal control over financial reporting.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

As used in the subsequent discussion, “we,” “our,” and “us” refers to Aly Energy for the three months ended March 31, 2014 and to Aly Operating for the three months ended March 31, 2013. For the purposes of discussing and reporting financial information, we do not distinguish between Aly Energy and Aly Operating because the impact of the inclusion of Aly Energy, a “shell company” (as such term is defined in Rule 12b-2 under Exchange Act) prior to the Share Exchange (described in Note 1 to the condensed consolidated financial statements in this Form 10-Q), on the consolidated financial statements is immaterial.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview of Our Business

We are a provider of surface rental equipment as well as roustabout services (which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location) for land-based horizontal drilling. Our primary products include mud circulating tanks (400 and 500 barrel capacity), mud pumps (diesel and electric), live oil skimming systems with mud gas separators, flare lines with flare stacks, containment systems with stairs, portable mud mixing plants, high pressure transfer pumps and 3” polyurethane pipe. We fabricate several of our products in-house. We service the Eagle Ford Shale, Austin Chalk formation, Buda Limestone, the Eaglebine, the Permian Basin, and other areas in Texas from operating yards in Giddings, Texas (headquarters), San Angelo, Texas, and Dilley, Texas.

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

Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table summarizes the change in the results of operations of the Company for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenues	$5,282	$4,397

Direct Costs	927	1,055
Depreciation Expense	675	285
Amortization Expense	131	131

Gross Profit	3,549	2,926

Selling, General and Administrative Expenes	2,177	1,854
Corporate Expenses	450	431

Operating Income	922	641

Other Expense/(Income)
Interest Expense	124	88
Amortization of Deferred Loan Costs	46	34
Other Income	-	(3)

Total Other Expense/(Income)	170	119

Income Before Income Taxes	752	522

Income Tax Expense	292	125

Net Income	460	397

Preferred Stock Dividends	53	50
Accretion of Preferred Stock	9	9

Net Income Available to Common Shareholders	$398	$338

Our revenues for the three months ended March 31, 2014 were $5.3 million, an increase of 20.1% over $4.4 million for the three months ended March 31, 2013. The increase is primarily due to rental and service revenue contribution from containment systems and stairs, a new product offering introduced in the second quarter of 2013, slightly offset by a decline in rental revenue generated by mud circulating tanks as a result of both a decrease in pricing of approximately 13.6% and a decrease in the number of revenue-generating rental days. During the three months ended March 31, 2014, we benefitted from our exposure to a larger number of customers across a larger geographic area due to our customer diversification efforts and our entry into the Permian Basin in the second half of 2013. The number of revenue generating customers was 38 compared to 22 and the percentage of revenue generated from the top three customers was 47.1% compared to 74.0% for the three months ended March 31, 2014 and 2013, respectively.

Our direct costs for the three months ended March 31, 2014 decreased 12.1% to $0.9 million, or 17.6% of revenues, compared to $1.1 million, or 24.0% of revenues for the three months ended March 31, 2013. The decrease is primarily due to our capital investments in 2013 in new 500 bbl mud circulating tanks, which replaced tanks which we were previously sub-renting, and our capital investment in new winch trucks, which reduced the frequency with which we had to retain third-party trucking services to transport our equipment. No payroll, or related burden, is included in direct costs.

Depreciation expense for the three months ended March 31, 2014 increased 136.8% to $0.7 million compared to $0.3 million, for the three months ended March 31, 2013. The increase is primarily due to the significant capital expenditures we made upgrading and expanding our rental equipment and trucking fleet in 2013.

Amortization expense, resulting from the intangible assets obtained in conjunction with the acquisition of Austin Chalk on October 26, 2012, was approximately $131,000 for the three months ended March 31, 2014 and 2013.

Selling, general and administrative expense increased 17.4% to $2.2 million for the three months ended March 31, 2014, compared to $1.9 million for the three months ended March 31, 2013. The $0.3 million increase is primarily due to increased payroll expense and related burden attributable to an increase in variable payroll expense associated with the significant increase in revenue and attributable to an increase in fixed payroll expense resulting from the start-up of the San Angelo yard and from the addition of essential personnel such as middle management and support staff to enable efficient growth.

Corporate expense was $0.5 million for the three months ended March 31, 2014 compared to $0.4 million for the three months ended March 31, 2013. The primary components of corporate expense are payroll and professional fees.

Interest expense increased to approximately $124,000 for the three months ended March 31, 2014 from approximately $88,000 for the three months ended March 31, 2013. The increase in interest expense is primarily due to several draws on our delayed draw term loan during the last nine months of 2013.

Our income tax expense for the three months ended March 31, 2014, was $0.3 million, or 38.8% of our income before income taxes, compared to income tax expense of approximately $0.1 million, or 23.9% of our income before income taxes, for the three months ended March 31, 2013. The effective rate for the three months ended March 31, 2013 is not representative of our tax rate going forward as there was a non-recurring adjustment in the period which substantially lowered the effective rate.

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

The net cash provided by or used in our operating, investing, and financing activities during the three months ended March 31, 2014 and 2013 is summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013

Cash Provided By/(Used In):
Operating Activities	$1,007	$2,975
Investing Activities	(732)	(3,916)
Financing Activities	(731)	168

Change in Cash and Cash Equivalents	$(456)	$(773)

Operating Activities

For the three months ended March 31, 2014, we generated $1.0 million of cash from operating activities. Our net income for this period was $0.5 million. Non-cash additions to net income totaled $0.7 million consisting of $0.9 million of depreciation and amortization which was offset by a decrease in net deferred tax liability of $0.2 million.

During the three months ended March 31, 2014, changes in working capital used $0.1 million in cash. Cash was provided by an increase in accrued expenses of $0.6 million due primarily to an increase in sales tax payable and income tax payable offset by an increase in accounts receivable and unbilled receivables of $0.4 million, an increase in prepaid expenses and other current assets of $0.2 million, and a decrease in accounts payable of $0.1 million.

For the three months ended March 31, 2013, we generated $3.0 million of cash from operating activities. Our net income for this period was $0.4 million and the non-cash addition of depreciation expense and amortization was $0.5 million offset slightly by a decrease in net deferred tax liability of approximately $38,000. Changes in working capital provided $2.2 million of cash due primarily to a decrease in accounts receivable of $0.8 million and an increase in accounts payable of $0.8 million resulting from improvements in working capital management and an increase in accounts payable - affiliate of $0.4 million paid in July 2013.

Investing Activities

During the three months ended March 31, 2014, we used $0.7 million in investing activities, all consisting of the purchase or fabrication of capital assets.

During the three months ended March 31, 2013, we used $3.9 million in investing activities, all consisting of the purchase or fabrication of capital assets, including significant investments in new 500 bbl mud circulating tanks and new winch trucks.

Financing Activities

During the three months ended March 31, 2014, financing activities used $0.7 million in cash, consisting of principal payments on our term loan and delayed draw term loan.

During the three months ended March 31, 2013, financing activities generated $0.2 million in cash, consisting of borrowings on our revolving credit facility offset by principal payments on our term loan.

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

On December 30, 2013, we entered into Amendment No. 3 to our credit agreement which modified certain of the financial covenants set forth in the original credit agreement. The revised financial covenants include requirements to maintain (i) a consolidated funded debt to EBITDA ratio of not more than 3.00 to 1.00 for any fiscal quarter ending on or prior to March 31, 2014, 2.75 to 1.00 for the fiscal quarter ended June 30, 2014, and 2.50 to 1.00 for any fiscal quarter ended on or after September 30, 2014 and (ii) a fixed charge coverage ratio of not less than 1.5 to 1.0. The amendment also modified our permitted capital expenditure basket for capital expenditures not funded by debt or equity from $6.0 million to $3.0 million. We were in compliance with these covenants as of March 31, 2014.

Borrowings under the credit facility bear interest, at our option, at the base rate or LIBOR. The annual interest rate on each base rate borrowing is (i) the greatest of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus ii) a margin between 2.50% and 3.50% (depending on the then-current leverage ratio). The interest rate on each LIBOR loan will be the LIBOR rate for the applicable interest period plus a margin between 3.50% and 4.50% (depending on the then-current leverage ratio). Interest rates on our borrowings under the credit facility were approximately 3.75% and 4.05% for the three months ended March 31, 2014 and 2013, respectively.

Borrowings under the term loan facility and delayed draw term facility are repayable quarterly in an amount of $0.4 million and $0.3 million, respectively, with a balloon payment of the remaining outstanding borrowings on October 26, 2016.

At March 31, 2014, there was $5.8 million of outstanding borrowings under the term loan, $4.1 million of outstanding borrowings under the delayed draw term loan facility, and no borrowings under the revolving credit facility. As of March 31, 2014, we had a borrowing base of $3.3 million under the revolving credit facility that could be borrowed against if necessary.

The Company entered into non-cancelable capital leases for four pick-up trucks and five winch trucks in February 2014 and in the third quarter of 2013, respectively, with the intent to purchase the trucks at the end of their respective lease terms. The Company makes monthly principal and interest payments on these leases.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended March 31, 2014 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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
_______________
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

ALY ENERGY SERVICES, INC.

Date: May 15, 2014	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)