Form 10-Q
period 2014-06-30
Aly Energy Services, Inc.
filed 2014-08-14
CIK 946822

United States
Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2014

or

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

Common Stock, $ 0.001 Par Value – 109,093,016 shares as of August 14, 2014.

INDEX

ALY ENERGY SERVICES, INC.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$2,678	$1,440
Accounts Receivable, Net of Allowance for Doubtful Accounts of $113 and $90, respectively	7,650	3,327
Unbilled Receivables	2,624	882
Inventory	248	43
Prepaid Expenses and Other Current Assets	822	279

Total Current Assets	14,022	5,971

Property and Equipment, Net	42,661	21,423

Intangible Assets, Net	9,748	4,121
Goodwill	10,791	8,834
Deferred Loan Costs, Net	867	515
Deferred Tax Assets	50	131
Other Assets	15	17
Total Assets	$78,154	$41,012

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$2,588	$1,131
Accounts Payable - Affiliates	1,258	-
Accrued Expenses and Other	2,762	964
Deferred Tax Liabilities	112	277
Current Portion of Long-Term Debt	5,364	2,881
Current Portion of Liability for Contingent Payments	985	-

Total Current Liabilities	13,069	5,253

Long-Term Debt, Net of Current Portion	20,095	8,532
Deferred Tax Liabilities	9,602	6,945
Liability for Contingent Payments	2,619	-
Other Long-Term Liabilities	32	35
Total Liabilities	45,417	20,765

Commitments and Contingencies (See Note 5)

Aly Operating Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding	4,255	4,132
Aly Centrifuge Preferred Stock, $0.01 par value, 7,500 authorized, 5,000 issued and outstanding as of June 30, 2014 and 0 shares authorized, issued and outstanding as of December 31, 2013	5,144	-

Stockholders' Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 102,461,062 issued, and 102,456,562 outstanding as of June 30, 2014 and 100,000,000 shares authorized, 90,042,044 issued, and 90,037,544 outstanding as of December 31, 2013	104	92
Treasury Stock, 4,500 Shares at Cost	(2)	(2)
Additional Paid-In-Capital	20,972	14,767
Retained Earnings	2,264	1,258

Total Stockholders' Equity	23,338	16,115
Total Liabilities and Stockholders' Equity	$78,154	$41,012

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$9,078	$4,793	$14,360	$9,190

Cost of Revenues	5,417	3,179	8,546	5,862

Gross Profit	3,661	1,614	5,814	3,328

Selling, General and Administrative Expenses	2,296	1,266	3,527	2,339

Operating Income	1,365	348	2,287	989

Interest Expense, Net	345	146	515	268
Other Expense/(Income)	-	-	-	(3)

Income Before Income Tax	1,020	202	1,772	724

Income Tax Expense	474	151	766	276

Net Income	546	51	1,006	448

Preferred Stock Dividends	103	52	156	102
Accretion of Preferred Stock, Net	1	9	10	18

Net Income/(Loss) Available to Common Stockholders	$442	$(10)	$840	$328

Basic and Diluted Net Income/(Loss) per Common Share	$0.00	$(0.00)	$0.01	$0.00

Basic and Diluted Average Common Shares Outstanding	100,003,237	71,170,440	95,050,158	69,579,708

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Shares of Common Stock			Common	Additional Paid-	Treasury	Retained
	Issued	Outstanding	In Treasury	Stock	In-Capital	Stock	Earnings	Total

Balance at December 31, 2013	90,042,044	90,037,544	4,500	$92	$14,767	$(2)	$1,258	$16,115

Issuance of Common Stock, Net	12,419,018	12,419,018	-	12	6,371	-	-	6,383
Preferred Stock Dividends	-	-	-	-	(156)	-	-	(156)
Accretion of Preferred Stock	-	-	-	-	(10)	-	-	(10)
Net Income	-	-	-	-	-	-	1,006	1,006
Balance at June 30, 2014	102,461,062	102,456,562	4,500	104	$20,972	$(2)	$2,264	$23,338

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except shares and per share data)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net Income	$1,006	$448
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation Expense	1,587	835
Amortization of Deferred Loan Costs	126	76
Amortization of Intangible Assets	478	261
Stock-Based Compensation Expense	-	8
Bad Debt Expense	57	-
Fair Value Adjustments to Contingent Liability	87	-
Deferred Taxes	263	14
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquisition
Accounts Receivable	(1,472)	(15)
Unbilled Receivables	(1,685)	-
Inventory	(205)	-
Prepaid Expenses and Other Assets	(526)	93
Accounts Payable	(389)	297
Accounts Payable - Affiliates	-	559
Accrued Expenses	1,498	266
Other Liabilities	(3)	-

Net Cash Provided by Operating Activities	822	2,842

Cash Flows from Investing Activities
Purchase of Property and Equipment	(3,973)	(7,374)
Cash Paid for United Acquisition, Net of Cash Acquired	(15,063)	-
Cash Acquired from Reverse Merger	-	265

Net Cash Used in Investing Activities	(19,036)	(7,109)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock, Net of Transaction Cost	6,820	-
Proceeds on Borrowing on Debt	25,000	4,750
Repayment of Debt	(11,934)	(1,825)
Financing Costs	(434)	(149)

Net Cash Provided By Financing Activities	19,452	2,776

Net Increase/(Decrease) in Cash and Cash Equivalents	1,238	(1,491)

Cash and Cash Equivalents, Beginning of Period	1,440	1,660
Cash and Cash Equivalents, End of Period	$2,678	$169

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$220	$233
Cash Paid for State and Federal Income Taxes	130	531

Non-Cash Investing Activities in Connection with United Acquisition
Issuance of Aly Centrifuge Preferred Stock	$5,101	$-
Issuance of Liability for Contingent Payments	3,517	-
Accounts Payable - Affiliates	821	-
Non-Cash Investing and Financing Activities
Purchase of Equipment through Capital Lease Obligations	$681	$-
Accretion of Preferred Stock Liquidation Preference, Net	10	18
Paid-in-Kind Dividends on Preferred Stock	156	102
Common Shares Issued for Transaction
Cost of Equity Raise	437	-

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

On April 15, 2014, Aly Energy acquired the business conducted by United Centrifuge USA, LLC (“United”) in the solids control and fluids management sectors of the oilfield services and rental equipment industry. The transaction (“United Acquisition”) included the purchase of certain assets used by United that were owned by related parties, the purchase of certain of the membership interests of United and the merger of United with and into Aly Centrifuge Inc. (“Aly Centrifuge”).

The Company has two wholly-owned subsidiaries, Aly Operating and Aly Centrifuge, and Aly Operating has one wholly-owned subsidiary, Austin Chalk.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except the consolidated balance sheet at December 31, 2013 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

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

Revenue Recognition: The Company generates revenues primarily from renting equipment at per-day rates. In connection with certain of its solids control operations and skimming operations, the Company also provides personnel to operate its equipment at the customer’s location at per-day or per-hour rates. In addition, the Company may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned.

Fair Value of Financial Instruments: Financial instruments consist of cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, and a liability for contingent payments. The carrying values of cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

The Company measures its liability for contingent payments at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

Level 1 – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to the United Acquisition. The payments are subject to the achievement of certain financial performance goals. The fair value of the liability for contingent payments represents the present value of required payments based upon the Company’s internal model and projections. Cash payments are due on May 31, 2015, 2016, and 2017.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward of the fair value of our liability for contingent payments which includes Level 3 measurements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Fair Value, Beginning of Period	$-	$-	$-	$-

Additions	3,517	-	3,517	-
Changes in Fair Value	87	-	87	-
Payments	-	-	-	-
Fair Value, End of Period	$3,604	$-	$3,604	$-

Changes in fair value are recognized in selling, general and administrative expenses during the three and six months ended June 30, 2014.

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

The cost of property and equipment currently in service is depreciated, on a straight-line basis, over the estimated useful lives of the related assets, which range from one to 20 years. A residual value of 20% is used for asset types deemed to have a minimum salvage value, normally these assets contain a large amount of iron in their construction. Major classifications of property, plant and equipment and their respective useful lives are as follows (in thousands):

	Estimated Useful Lives	June 30, 2014	December 31, 2013
Machinery and Equipment	1-20 years	$46,088	$23,322
Office Furniture, Fixtures and Equipment	3-7 years	119	93
Leasehold Improvements	Remaining Term of Lease	70	48
		46,277	23,463
Less: Accumulated Depreciation		(3,762)	(2,185)

		42,515	21,278
Assets Not Yet Placed In Service		146	145
Property, Plant and Equipment, Net		$42,661	$21,423

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the six months ended June 30, 2014 and 2013 was $1.6 million and $0.8 million, respectively.

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	June 30, 2014	December 31, 2013
Customer Relationships	10 years	$5,323	$3,141
Trade Name	10 years	2,174	1,098
Non-Compete	4-5 years	1,651	491
Supply Agreement	4 years	1,686	-

		10,834	4,730
Less: Accumulated Amortization		(1,086)	(609)
Intangible Assets, Net		$9,748	$4,121

Amortization expense for the six months ended June 30, 2014 and 2013 was $0.5 million and $0.3 million, respectively.

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

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the condensed consolidated statements of operations for the six months ended June 30, 2014 or for the six months ended June 30, 2013. The Company had no uncertain tax positions as of June 30, 2014.

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

Reclassifications: Certain reclassifications, including a reclassification of a significant portion of payroll expense and other direct expenses from selling, general and administrative expenses to cost of revenues, have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS COMBINATION

On April 15, 2014, Aly Energy completed the United Acquisition for total consideration of approximately $24.5 million. Total consideration for the United Acquisition was comprised of the following (in thousands):

Cash Consideration Paid, Net of Cash Acquired	$15,063
Fair Value of Aly Centrifuge Preferred Stock Issued	5,101
Fair Value of Contingent Consideration	3,517
Accounts Payable - Affiliates	821
Total Consideration	$24,502

The cash portion of the consideration was $15.1 million, net of cash acquired of $0.6 million. Preferred Stock issued as consideration in the United Acquisition (“Aly Centrifuge Preferred Stock”) consists of 5,000 shares with an estimated fair value of $5.1 million (Note 6). The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017; provided, however, that the aggregate contingent consideration will not exceed $5.0 million. As of June 30, 2014, in accordance with the terms of the purchase agreement, a cash payment of approximately $0.8 million, consisting of $0.6 million of cash acquired in the transaction and a preliminary working capital adjustment of $0.2 million, is due to the sellers.

The business combination was accounted for using the acquisition method of accounting and the purchase price was allocated to the net assets acquired at their estimated fair value. The preliminary purchase price was allocated to the net assets acquired upon their estimated value, as follows (in thousands):

Current Assets, Net of Cash Acquired	$2,981
Property and Equipment	18,170
Intangible Assets	6,105
Goodwill	1,957
Total Assets Acquired	29,213

Liabilities Assumed	2,401
Deferred Tax Liabilities	2,310

Total Liabilities Assumed	4,711
Net Assets Acquired	$24,502

Other intangible assets have a total value of $6.1 million with a weighted average amortization period of 7 years. Other intangible assets consist of customer relationships of $2.2 million, amortizable over 10 years, trade name of $1.1 million, amortizable over 10 years, a non-compete agreement of $1.2 million, amortizable over 4 years, and a supply agreement of $1.7 million, amortizable over 4 years. Included within liabilities assumed is $0.3 million of capital leases.

We incurred approximately $0.1 million of transaction costs associated with the United Acquisition, primarily consisting of professional services fees, which are included in selling, general and administrative expenses during the three and six months ended June 30, 2014.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information reflects the condensed consolidated statements of operations of the Company as if the United Acquisition had occurred as of January 1, 2013. The pro forma information includes adjustments primarily related to the elimination of a revenue sharing arrangement, depreciation expense of fixed assets acquired, amortization of intangible assets acquired, interest expense associated with the amendment and restatement of the credit facility to finance the United Acquisition, and the dividends and amortization associated with the issuance of the Aly Centrifuge Preferred Stock. The pro forma combined financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$9,733	$7,227	$19,141	$13,919

Net Income Available to Common Stockholders	556	312	1,648	558

Net Income per Common Share	$0.01	$0.00	$0.02	$0.01

Basic and Diluted Weighted Average Shares	100,003,237	71,170,440	95,050,158	69,579,708

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Term Loan	$23,750	6,188
Delayed Draw Term Loan	-	4,375
Revolving Credit Facility	-	-
Capital Leases	1,709	850

	$25,459	$11,413
Less: Current Portion	(5,364)	(2,881)
Long-Term Debt, Net of Current Portion	$20,095	$8,532

Amended and Restated Credit Facility: Term Loan and Revolving Credit Facility

On April 15, 2014 and in connection with the United Acquisition, we entered into an Amended and Restated Credit Agreement. The new agreement increased the size of our credit facility to $30.0 million, consisting of a $25.0 million term loan with a maturity date of April 30, 2017 and a $5.0 million revolving credit facility. The obligations under the agreement are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contains customary events of default and covenants including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The borrowing base for the revolving credit facility is determined monthly based upon our inventory and receivables.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities. We were in compliance with all of our covenants as of June 30, 2014.

Borrowings under the term loan facility are repayable in quarterly principal payments of $1.3 million with a balloon payment of the remaining outstanding borrowings on April 30, 2017. Proceeds of the term loan were used to repay indebtedness of approximately $9.9 million under the previous credit facility and to fund the cash portion of the purchase price of the United Acquisition.

At June 30, 2014, there was $23.8 million of outstanding borrowings under the term loan and no borrowings under the revolving credit facility. As of June 30, 2014, we had $5.0 million available under the revolving credit facility.

The Company leases certain vehicles and equipment, with the intent to purchase, under non-cancelable capital leases. The terms of these leases range from three to five years with varying payment dates throughout each month.

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

NOTE 6 – PREFERRED STOCK

Two of the Company’s subsidiaries have preferred stock which is outstanding as of June 30, 2014. Aly Operating issued Series A Preferred Stock in connection with the acquisition of Austin Chalk (“Aly Operating Preferred Stock”) and Aly Centrifuge issued the Aly Centrifuge Preferred Stock in connection with the United Acquisition. For financial reporting purposes, both classes of preferred stock are consolidated in the results of the Company.

Aly Operating Preferred Stock
As part of the acquisition of Austin Chalk, Aly Operating agreed to issue up to 4 million shares of Aly Operating Preferred Stock, with a par value of $0.01, to the seller. The shares were issued in two tranches. The first tranche of 2 million shares was issued on December 31, 2012 and the second tranche of 2 million shares was issued on March 31, 2013.

The Aly Operating Preferred Stock is entitled to a cumulative dividend of 5% per year on its liquidation preference, compounded quarterly. The liquidation preference was $4.0 million on the closing date and will increase by the amount of dividends paid in kind. Aly Operating is not required to pay cash dividends.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The holder of the Aly Operating Preferred Stock and Aly Operating can, at either’s option, require the other party to redeem the preferred stock for cash on the fourth anniversary of the closing date of the sale or October 26, 2016. However, there is no requirement for either party to redeem the preferred stock.

The preferred stock agreement also provides for exchange into shares of Company common stock or redemption should the Company transact a liquidity event, as defined in the agreement, or if the Company transacts an initial public offering.

The Aly Operating Preferred Stock is classified outside of permanent equity in the Company’s condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Operating to redeem the Aly Operating Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in Aly Operating Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Operating Preferred Stock	Number of Outstanding Aly Operating Preferred Shares	Liquidation Value of Aly Operating Preferred Stock
December 31, 2013	$4,132	4,000,000	$4,245

Accrued Dividends	104	-	104
Accretion	19	-	-
June 30, 2014	$4,255	4,000,000	$4,349

Aly Centrifuge Preferred Stock
As part of the United Acquisition, Aly Centrifuge issued 5,000 shares of Aly Centrifuge Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a face value of $5.0 million. At the closing, 2,000 shares of the Aly Centrifuge Preferred Stock are subject to an 18-month holdback for general indemnification purposes pursuant to the purchase agreement, which holdback share number may be adjusted from time to time.

The Aly Centrifuge Preferred Stock is entitled to a cumulative dividend of 5% per year on its liquidation preference, compounded quarterly. The liquidation preference was $5.0 million on the closing date and will increase by the amount of dividends paid in kind. Aly Centrifuge is not required to pay cash dividends.

The holder of the Aly Centrifuge Preferred Stock and Aly Centrifuge can, at either’s option, require the other party to redeem the preferred stock for cash on or after December 31, 2016. However, there is no requirement for either party to redeem the preferred stock.

The preferred stock agreement also provides for the exchange into shares of Company common stock on any date, from time to time, at the option of the holder, into the number of shares equal to the quotient of (i) the sum of (A) the liquidation preference plus (B) an amount per share equal to accrued but unpaid dividends not previously added to the liquidation preference on such share of preferred stock, divided by (ii) 1,000, and (iii) multiplied by the exchange rate in effect at such time. The exchange rate currently in effect is 1428.57 or $0.70 per share of Company common stock.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Aly Centrifuge Preferred Stock is classified outside of permanent equity in the Company’s condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in the Aly Centrifuge Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Centrifuge Preferred Stock	Number of Outstanding Aly Centrifuge Preferred Shares	Liquidation Value of Aly Centrifuge Preferred Stock
December 31, 2013	$-	-	$-

Issuance	5,101	5,000	5,000
Accrued Dividends	52	-	52
Amortization	(9)	-	-
June 30, 2014	$5,144	5,000	$5,052

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock (“Common Shares”) outstanding during the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock as appropriate.

The calculation of the denominator in basic and diluted earnings per share is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Denominator for Basic Earnings Per Share	100,003,237	71,170,440	95,050,158	69,579,708
Effect of Potentially Dilutive Securities	-	-	-	-
Denominator for Diluted Earnings per Share	100,003,237	71,170,440	95,050,158	69,579,708

The denominator calculated for the three and six months ended June 30, 2013 applies a conversion rate of 19.91 per Common Share throughout the period to reflect the impact of the Merger as if it had occurred at the beginning of the period.

Securities excluded from the computation of basic and diluted earnings per share include unvested stock options, Aly Operating Preferred Stock and Aly Centrifuge Preferred Stock. The stock options vest and the Aly Operating Preferred Stock becomes exchangeable upon the occurrence of certain events, as defined in the respective agreements. As of June 30, 2014, the stock options were unvested and the Aly Operating Preferred Stock was not exchangeable into Common Shares. The Aly Centrifuge Preferred Stock is exchangeable as of June 30, 2014 and, if exchanged, could result in the issuance of up to 7,142,850 Common Shares. During the three and six months ended June 30, 2014, the effect of the exchange of Aly Centrifuge Preferred Stock would be anti-dilutive.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION

Share-Based Payments

The Company issued no shares and 19,910 Common Shares during the three months ended June 30, 2014 and 2013, respectively, as part of compensation of an officer of the Company. The Company recognized share-based compensation expense of approximately $0 and $4,000 for the three months ended June 30, 2014 and 2013, respectively.

The Company issued no shares and 39,820 Common Shares during the six months ended June 30, 2014 and 2013, respectively, as part of compensation of an officer of the Company. The Company recognized share-based compensation expense of approximately $0 and $8,000 for the six months ended June 30, 2014 and 2013, respectively.

Stock Options

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors. We did not issue any stock options during the three and six months ended June 30, 2014.

The Omnibus Incentive Plan (the “Plan”) was approved by the Board of Directors on May 2, 2013. On May 2, 2013, the Company granted 6,769,400 Common Shares under the Plan which was the maximum number authorized. As of June 30, 2014, options to purchase 6,769,400 Common Shares under the Plan were outstanding.

The option contract term is 10 years and the exercise price is $0.20. The options vest and are exercisable if a “Liquidity Event” occurs and certain conditions are met. A Liquidity Event is defined as an IPO or a change of control, as defined in the plan. Pursuant to the plan, an IPO is defined as an underwritten public offering of shares. If the first Liquidity Event is an IPO, then the options vest and are exercisable immediately if the IPO is effected at a price of $0.40 per share or greater. If the IPO is effected at a price less than $0.40 per share, but the stock price post-IPO reaches $0.40 per share during the six month period immediately following the IPO, then the options vest and are exercisable. If the IPO is effected at a price less than $0.40 per share and the share price does not reach $0.40 per share prior to the sixth month anniversary of the IPO, the options do not vest and expire. If the first Liquidity Event to occur is a change of control, then the options vest if the change of control takes place at a price of at least $0.40 per share or more. If such change in control occurs at a price less than $0.40 per share, the options do not vest and expire.

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

At June 30, 2014, there is approximately $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options vested during the three or six months ended June 30, 2014, as no vesting events occurred during the period.

ALY ENERGY SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

On April 17 and April 23, we issued an aggregate of 12,419,108 shares of our common stock at a price of $0.55 per share. The proceeds are being used for growth capital expenditures and general working capital requirements.

We agreed to issue 1,366,068 shares of our common stock to one of our directors in respect of his arrangement of this transaction. As of June 30, 2014, we have not issued these shares to our director, but the obligation is recognized on the balance sheet as a liability due to an affiliate.

NOTE 10 – SUBSEQUENT EVENTS

Acquisition
On July 1, 2014, we acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”), an operator of Measurement-While-Drilling (MWD) downhole tools with advanced gamma technology and technology to build a gamma imaging tool named Azimuthal Gamma.

Issuance of Common Equity
We issued 3,000,000 shares of our common stock to two accredited investors on July 1, 2014 as consideration for the acquisition of the equity securities of Evolution.

Private Placement
On August 1, 2014, we issued 3,636,364 shares of our common stock to accredited investors at a price of $0.55 per share for gross proceeds of approximately $2.0 million.

We agreed to issue 218,182 shares of our common stock to one of our directors in respect of his arrangement of this transaction.

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

As used in the subsequent discussion, “we”, “our”, and “us” refers to Aly Operating prior to the Merger transaction on May 14, 2013 and to Aly Energy thereafter. For the purposes of discussing and reporting financial information, we do not distinguish between Aly Energy and Aly Operating because the impact of the inclusion of Aly Energy, a “shell company” (as such term is defined in Rule 12b-2 under Exchange Act) prior to the Share Exchange (described in Note 1 to the condensed consolidated financial statements in this Form 10-Q), on the consolidated financial statements is immaterial.

Beginning on April 16, 2014, our financial results include the financial results of the business acquired in the United Acquisition transaction.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview of Our Business

We are a provider of surface rental equipment and, subsequent to the United Acquisition on April 15, 2014, a provider of solids control systems (“Acquired Solids Control Operations”). Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes mud circulating tanks (400 and 500 barrel capacity), mud pumps (diesel and electric), live oil skimming systems with mud gas separators, flare lines with flare stacks, containment systems with stairs, portable mud mixing plants, centrifuges, and shakers/vertical dryers. We provide personnel to rig-up and rig-down our rental equipment and to haul our equipment to and from the customer's location. In certain regions, we also provide personnel to operate our solids control equipment and our skimming systems at the customer’s well site. We service the Permian Basin (in Texas and New Mexico), Eagle Ford Shale, Utica Shale, Marcellus Shale, Woodford Shale, Granite Wash, Mississippian Lime, and Tuscaloosa Marine Shale. Our primary operating yards, shop and repair facilities, and division management are located in Giddings, Texas, San Angelo, Texas, and Celina, Texas.

We derive the majority of our operating revenues from day rates or hourly rates charged for the rental of our surface rental and solids control equipment and for services provided by our operators for certain of our skimming and solids control operations. We also generate operating revenues from delivery and rig-up/rig-down services, typically charged at a flat rate per job or an hourly rate, which we provide in conjunction with the rental of our equipment. The price we charge for our services depends on both the level of activity within the geographic area in which we operate and also the competitive environment.

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

Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table summarizes the change in the results of operations of the Company for the three months ended June 30, 2014, which include the financial results of the Acquired Solids Control Operations beginning on April 16, 2014, when compared to the three months ended June 30, 2013.

	Three Months Ended
	June 30, 2014	June 30, 2013
Revenues	$9,078	$4,793

Direct Costs	4,505	2,629
Depreciation Expense	912	550

Gross Profit	3,661	1,614

Selling, General and Administrative Expenses	1,313	594
Corporate Expenses	637	541
Amortization Expense	346	131

Operating Income	1,365	348

Interest Expense, Net
Interest Expense, Net	265	104
Amortization of Deferred Loan Costs	80	42

Total Interest Expense, Net	345	146

Income Before Income Taxes	1,020	202

Income Tax Expense	474	151

Net Income	546	51

Preferred Stock Dividends	103	52
Accretion of Preferred Stock	1	9
Net Income/(Loss) Available to Common Shareholders	$442	$(10)

Our revenues for the three months ended June 30, 2014 were $9.1 million, an increase of 89.4% over $4.8 million for the three months ended June 30, 2013. The Acquired Solids Control Operations contributed $3.0 million in revenues during the three months ended June 30, 2014. The remaining increase in revenues was due to strong demand for our mud circulating tanks and diesel mud pumps, particularly in the Permian Basin where we began operations in the third quarter of 2013, and a significant revenue contribution from the rental of containment systems and stairs, a new product offering in late 2013, for the entire three month period ending June 30, 2014. Our revenues generated from the hauling and set-up of our equipment, which are strongly correlated to our rental revenues, increased by approximately $0.4 million which was in line with the increased rental activity.

Our direct costs for the three months ended June 30, 2014 increased 71.4% to $4.5 million, or 49.6% of revenues, compared to $2.6 million, or 54.9% of revenues for the three months ended June 30, 2013. The increase in expense is primarily due to the inclusion of $1.6 million of direct costs from the Acquired Solids Control Operations in the three months ended June 30, 2014 and a significant increase in the cost of third party services, such as sub-rental of equipment, cleaning of equipment, and third party trucking services, in our surface rental equipment business. During the three months ended June 30, 2014, we experienced strong demand for our services in the Permian Basin which resulted in both a significant increase in the utilization of our surface rental equipment inventory and our trucks used for hauling equipment and a necessity to use third parties to enable us to serve new and existing customers.

Depreciation expense for the three months ended June 30, 2014 increased 65.8% to $0.9 million compared to $0.6 million for the three months ended June 30, 2013. The increase is primarily due to the inclusion of $0.2 million of depreciation expense associated with the Acquired Solids Control Operations. In addition, depreciation expense in our surface rental equipment operations increased due to a significantly larger fixed asset base resulting from the aggressive capital expenditure program in 2013 to expand our rental equipment and trucking fleet.

Selling, general and administrative expense increased 121.0% to $1.3 million for the three months ended June 30, 2014, compared to $0.6 million for the three months ended June 30, 2013. The $0.7 million increase is primarily due to the inclusion of $0.2 million of expense associated with the Acquired Solids Control Operations, increased payroll expense and related burden attributable to the opening of the San Angelo yard in the third quarter of 2013, and the strengthening of our management and support services infrastructure to enable efficient growth.

Corporate expense increased slightly to $0.6 million for the three months ended June 30, 2014 compared to $0.5 million for the three months ended June 30, 2013. During the three months ended June 30, 2014 and during the three months ended June 30, 2013, we incurred non-recurring expenses of approximately $0.1 million associated with the United Acquisition and the Merger, respectively.

Amortization expense increased to approximately $0.3 million for the three months ended June 30, 2014 from approximately $0.1 million for the three months ended June 30, 2013 due to the increase in intangible assets associated with the United Acquisition.

Interest expense and amortization of deferred loan costs increased to approximately $0.3 million and $80,000, respectively, for the three months ended June 30, 2014 from approximately $0.1 million and $42,000, respectively, for the three months ended June 30, 2013. The increase in interest expense and amortization of deferred loan costs is primarily due to the expansion of our credit facility in April 2014 to finance the United Acquisition.

Our income tax expense for the three months ended June 30, 2014, was $0.5 million, or 46.5% of our income before income taxes, compared to income tax expense of approximately $0.2 million, or 74.8% of our income before income taxes, for the three months ended June 30, 2013. The significant decrease in our effective tax rate for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily a result of an increase in our income before income taxes as a percentage of revenue which lessens the impact of the revenue-based Texas Franchise Tax on the overall effective tax rate.

Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table summarizes the change in the results of operations of the Company for the six months ended June 30, 2014, which include the financial results derived from the United Acquisition beginning on April 16, 2014, when compared to the six months ended June 30, 2013.

	Six Months Ended
	June 30, 2014	June 30, 2013
Revenues	$14,360	$9,190

Direct Costs	6,959	5,027
Depreciation Expense	1,587	835

Gross Profit	5,814	3,328

Selling, General and Administrative Expenses	1,963	1,106
Corporate Expenses	1,087	972
Amortization Expense	477	261

Operating Income	2,287	989

Other Expense/(Income)
Interest Expense, Net	389	192
Amortization of Deferred Loan Costs	126	76
Other Expense/(Income)	-	(3)

Total Other Expense/(Income)	515	265

Income Before Income Taxes	1,772	724

Income Tax Expense	766	276

Net Income	1,006	448

Preferred Stock Dividends	156	102
Accretion of Preferred Stock	10	18
Net Income/(Loss) Available to Common Shareholders	$840	$328

Our revenues for the six months ended June 30, 2014 were $14.4 million, an increase of 56.3% over $9.2 million for the six months ended June 30, 2013. The Acquired Solids Control Operations contributed $3.0 million in revenues during the six months ended June 30, 2014. The remaining $2.2 million increase in revenues is due to strong demand for our mud circulating tanks and diesel mud pumps, particularly in the Permian Basin where we began operations in the third quarter of 2013, and a significant revenue contribution from the rental of containment systems and stairs, a new product offering in 2013. The revenue contribution from containment systems and stairs was insignificant during the six months ended June 30, 2013. Our revenues generated from the hauling and set-up of our equipment, which are strongly correlated to our rental revenues, increased by approximately $0.9 million in line with the increased surface rental equipment activity.

Our direct costs for the six months ended June 30, 2014 increased 38.4% to $7.0 million, or 48.5% of revenues, compared to $5.0 million, or 54.7% of revenues for the six months ended June 30, 2013. The increase is primarily due to the inclusion of $1.6 million of direct costs from the Acquired Solids Control Operations in the six months ended June 30, 2014. Direct costs in our surface rental equipment business increased primarily due to the cost of third party services used to meet demand and an increase in fuel expense associated with 10 winch trucks delivered in the second and third quarters of 2013. In our surface rental equipment operations, payroll expense increased less quickly than revenues dropping to 22.6% of revenues for the six months ended June 30, 2014 from 25.8% of revenues for the six months ended June 30, 2013, indicating an increase in productivity and efficiency.

Depreciation expense for the six months ended June 30, 2014 increased to $1.6 million compared to $0.8 million for the three months ended June 30, 2013. The increase is due to the inclusion of $0.2 million of depreciation expense associated with the Acquired Solids Control Operations and due to a significantly larger fixed asset base resulting from the aggressive capital expenditure program in our surface rental equipment business in 2013, the impact of which was only partially reflected in the six months ended June 30, 2013.

Selling, general and administrative expense increased 77.5% to $2.0 million for the six months ended June 30, 2014, compared to $1.1 million for the six months ended June 30, 2013. The increase is primarily due to the inclusion of $0.2 million of expense associated with the Acquired Solids Control Operations, increased payroll expense and related burden attributable to the opening of the San Angelo yard in the third quarter of 2013, the strengthening of infrastructure to enable efficient growth, and a non-cash increase in bad debt expense.

Corporate expense increased slightly to $1.1 million for the six months ended June 30, 2014 compared to $1.0 million for the six months ended June 30, 2013. Corporate expense includes $0.1 million and $0.3 million of transaction-related non-recurring expenses relating to the United Acquisition for the six months ended June 30, 2014 and the Merger for the six months ended June 30, 2013, respectively.

Amortization expense increased to approximately $0.5 million for the six months ended June 30, 2014 from approximately $0.3 million for the six months ended June 30, 2013 due to the addition of intangible assets associated with the United Acquisition.

Interest expense and amortization of deferred loan costs increased to approximately $0.4 million and $0.1 million, respectively, for the six months ended June 30, 2014 from approximately $0.2 million and $76,000, respectively, for the six months ended June 30, 2013. The increase in interest expense and amortization of deferred loan cost is primarily due to the expansion of our credit facility in April 2014 to finance the United Acquisition.

Our income tax expense for the six months ended June 30, 2014, was $0.8 million, or 43.2% of our income before income taxes, compared to income tax expense of approximately $0.3 million, or 38.1% of our income before income taxes, for the six months ended June 30, 2013. The impact of the revenue-based Texas Franchise Tax on the effective tax rate was smaller for the six months ended June 30, 2014 than for the six months ended June 30, 2013 due to improving operating margins.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities and Exchange Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

We view EBITDA primarily as a liquidity measure and, as such, we believe that the GAAP financial measure most directly comparable to this measure is cash flows provided by operating activities. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

EBITDA is widely used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt, pay deferred taxes and fund growth and maintenance capital expenditures. We also believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year.

EBITDA is also a financial metric used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash compensation paid to our executive officers and management; (iii) as a reference point to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) as an assessment of our ability to service existing fixed charges and incur additional indebtedness.

In addition, we also make certain adjustments to EBITDA for (i) non-recurring expenses, primarily professional fees related to acquisitions, and (ii) non-cash charges, such as bad debt expense, share-based compensation expense, and the accretion of our liability for contingent payments, to derive a normalized EBITDA run-rate excluding additional non-recurring costs and non-cash expenses, which we believe is a useful measure of operating results and the underlying cash generating capability of our business.

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of EBITDA:
Net Income	$546	$51	$1,006	$448

Depreciation Expense	912	550	1,587	835
Amortization Expense	346	131	477	261
Interest Expense, Net	345	146	515	268
Income Tax Expense	474	151	766	276
EBITDA	$2,623	$1,029	$4,351	$2,088

Adjustments to EBITDA:
Stock-Based Compensation Expense	-	4	-	8
Bad Debt Expense	31	-	57	-
Fair Value Adjustments to Contingent Liability	87	-	87	-
Non-Recurring Expenses	119	141	119	250
Adjusted EBITDA	$2,860	$1,174	$4,614	$2,346

Set forth below are the material limitations associated with using EBITDA as a non-GAAP financial measure compared to cash flows provided by operating activities.

•	EBITDA does not reflect the future growth and maintenance capital expenditures,

•
EBITDA does not reflect the interest, future principal payments and other financing-related charges necessary to service the debt that we have incurred to finance acquisitions and invest in our fixed asset base,

•	EBITDA does not reflect the deferred income taxes that we will eventually have to pay, and

•	EBITDA does not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA as a non-GAAP financial measure by only using EBITDA to supplement our GAAP results.

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

The net cash provided by or used in our operating, investing and financing activities during the six months ended June 30, 2014 and 2013 is summarized below (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash Provided By/(Used In):
Operating Activities	$822	$2,842
Investing Activities	(19,036)	(7,109)
Financing Activities	19,452	2,776
Change in Cash and Cash Equivalents	$1,238	$(1,491)

Operating Activities

For the six months ended June 30, 2014, we generated $0.8 million of cash from operating activities. Our net income for the period was $1.0 million. Non-cash additions to net income totaled $2.6 million consisting of $2.1 million of depreciation and amortization, a $0.3 million increase in net deferred tax liability, approximately $57,000 of bad debt expense, and approximately $87,000 of accretion to our liability for contingent payments.

During the six months ended June 30, 2014, changes in working capital used $2.8 million in cash. Cash was provided by a net increase in accounts payable and accrued expenses of $1.1 million. Cash provided was offset by an increase in accounts receivable and unbilled receivables of approximately $3.2 million, due to an increase in length of time between the issuance of invoices and collecting payment and, to a lesser extent, an increase in revenues, and to a lesser extent, an increase in other current assets, including inventory and prepaid expenses, primarily associated with the Acquired Solids Control Operations.

For the six months ended June 30, 2013, we generated $2.8 million of cash from operating activities. Our net income for this period was $0.4 million. Non-cash additions to net income totaled $1.2 million consisting primarily of depreciation and amortization.

During the six months ended June 30, 2013, changes in working capital provided $1.2 million in cash. Cash was provided by an aggregate increase in accounts payable, accounts payable – affiliate, and accrued expenses of $1.1 million and a slight decrease in prepaid expenses.

Investing Activities

During the six months ended June 30, 2014, we used $19.0 million in investing activities of which $15.1 million was the cash purchase price, net of cash acquired, associated with the United Acquisition and $4.0 million was related to the purchase or fabrication of capital assets.

During the six months ended June 30, 2013, we used $7.1 million in investing activities primarily consisting of the purchase or fabrication of capital assets offset slightly by cash obtained in the Merger transaction.

Financing Activities

During the six months ended June 30, 2014, financing activities generated $19.5 million of cash. Net borrowings of $13.1 million during the period resulted from the expansion of our credit facility to finance the United Acquisition. We also issued common equity during the period raising $6.8 million in net proceeds through a private placement to accredited investors. Payment of deferred financing costs used $0.4 million of cash during the period.

During the six months ended June 30, 2013, financing activities generated $2.8 million in cash, consisting of net borrowings under our credit facility of $2.9 million offset by payment of deferred financing costs of $0.1 million.

On April 15, 2014 and in connection with the United Acquisition, we entered into an Amended and Restated Credit Agreement. The new agreement increases the size of our credit facility to $30.0 million, consisting of a $25.0 million term loan with a maturity date of April 30, 2017 and a $5.0 million revolving credit facility. The obligations under the agreement are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contains customary events of default and covenants including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The borrowing base for the revolving credit facility is determined monthly based upon our inventory and receivables.

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

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities, which include the requirement to maintain (i) a consolidated funded debt to EBITDA ratio of not more than 2.75 to 1.00 for the fiscal quarter ending on June 30, 2014 and 2.50 to 1.00 for any fiscal quarter ended on or after September 30, 2014 and (ii) a fixed charge coverage ratio of not less than 1.5 to 1.0. We were in compliance with all of our covenants as of June 30, 2014.

Borrowings under the term loan facility are repayable in quarterly principal payments of $1.3 million with a balloon payment of the remaining outstanding borrowings on April 30, 2017. Proceeds of the term loan were used to repay indebtedness of approximately $9.9 million under the previous credit facility and to fund the cash portion of the purchase price of the United Acquisition.

At June 30, 2014, there was $23.8 million of outstanding borrowings under the term loan and no borrowings under the revolving credit facility. As of June 30, 2014, we had $5.0 million available under the revolving credit facility.

The Company leases certain vehicles and equipment, with the intent to purchase, under non-cancelable capital leases. The terms of these leases range from three to five years with varying payment dates throughout each month.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2014 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

ALY ENERGY SERVICES, INC.

Date: August 14, 2014	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer (Principal Executive Officer)