Form 10-Q
period 2014-09-30
Aly Energy Services, Inc.
filed 2014-11-14
CIK 946822

United States

Securities and Exchange Commission

Washington, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended September 30, 2014

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

Common Stock, $ 0.001 Par Value – 110,220,288 shares as of November 14, 2014.

INDEX

ALY ENERGY SERVICES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$-	$1,440
Accounts Receivable, Net of Allowance for Doubtful Accounts of $149 and $90, as of September 30, 2014 and December 31, 2013, respectively	11,514	3,327
Unbilled Receivables	2,680	882
Inventory	241	43
Prepaid Expenses and Other Current Assets	1,287	279
Deferred Tax Assets	46	-

Total Current Assets	15,768	5,971

Property and Equipment, Net	54,449	21,423

Intangible Assets, Net	10,990	4,121
Goodwill	11,055	8,834
Deferred Loan Costs, Net	802	515
Deferred Tax Assets	20	131
Other Assets	14	17
Total Assets	$93,098	$41,012

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$4,545	$1,131
Accounts Payable - Affiliates	930	-
Accrued Expenses	3,872	964
Deferred Tax Liabilities	15	277
Current Portion of Long-Term Debt	9,138	2,881
Current Portion of Contingent Payment Liability	904	-

Total Current Liabilities	19,404	5,253

Long-Term Debt, Net of Current Portion	19,258	8,532
Deferred Tax Liabilities	10,019	6,945
Contingent Payment Liability	2,430	-
Other Long-Term Liabilities	30	35

Total Liabilities	51,141	20,765

Commitments and Contingencies (See Note 5)

Aly Operating Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	4,317	4,132
Aly Centrifuge Preferred Stock, $0.01 par value, 15,000 shares authorized, 9,000 shares issued and outstanding as of September 30, 2014 and 0 shares authorized, issued and outstanding as of December 31, 2013	9,512	-
	13,829	4,132

Stockholders' Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 109,670,242 shares issued, and 109,665,742 shares outstanding as of September 30, 2014 and 100,000,000 shares authorized, 90,042,044 shares issued, and 90,037,544 shares outstanding as of December 31, 2013	110	92
Treasury Stock, 4,500 Shares at Cost	(2)	(2)
Additional Paid-In-Capital	24,644	14,767
Retained Earnings	3,376	1,258

Total Stockholders' Equity	28,128	16,115

Total Liabilities and Stockholders' Equity	$93,098	$41,012

See accompanying notes to the condensed consolidated financial statements

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$13,491	$4,372	$27,851	$13,562

Cost of Revenues	8,436	2,805	16,982	8,667

Gross Profit	5,055	1,567	10,869	4,895

Selling, General and Administrative Expenses	2,946	1,177	6,473	3,516

Operating Income	2,109	390	4,396	1,379

Interest Expense, Net	376	182	891	450
Other Expense/(Income)	-	-	-	(3)

Income Before Income Tax	1,733	208	3,505	932

Income Tax Expense	621	107	1,387	383

Net Income	1,112	101	2,118	549

Preferred Stock Dividends	141	53	297	155
Accretion of Preferred Stock, Net	(34)	9	(24)	27

Net Income Available to Common Stockholders	$1,005	$39	$1,845	$367

Basic Net Income per Common Share	$0.01	$0.00	$0.02	$0.01
Diluted Net Income per Common Share	$0.01	$0.00	$0.02	$0.01

Basic Average Common Shares Outstanding	107,876,513	74,293,584	99,369,609	71,168,268
Diluted Average Common Shares Outstanding	117,876,503	74,293,584	104,728,055	71,168,268

See accompanying notes to the condensed consolidated financial statements

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except shares and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities
Net Income	$2,118	$549
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization of Property and Equipment	2,416	1,244
Amortization of Deferred Loan Costs	203	123
Amortization of Intangible Assets	993	392
Stock-Based Compensation Expense	-	76
Bad Debt Expense	94	-
Fair Value Adjustments to Contingent Liability	(183)	-
Loss on Disposal of Asset	16	-
Deferred Taxes	(31)	94
Changes in Operating Assets and Liabilities, Net of Effects of Business Combination
Accounts Receivable	(4,636)	859
Unbilled Receivables	(1,741)	-
Inventory	(198)	(45)
Prepaid Expenses and Other Assets	(990)	133
Accounts Payable	1,403	501
Accounts Payable - Affiliates	(821)	(761)
Accrued Expenses and Other Liabilities	2,443	(162)

Net Cash Provided by Operating Activities	1,086	3,003

Cash Flows from Investing Activities
Purchase of Property and Equipment	(10,245)	(8,167)
Cash Paid for Acquisition of United Centrifuge, Net of Cash Acquired	(15,063)	-
Cash Acquired from Acquisition of Evolution Guidance Systems	167	-
Cash Acquired from Reverse Merger	-	266

Net Cash Used in Investing Activities	(25,141)	(7,901)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock, Net of Transaction Cost	9,110	-
Proceeds on Borrowing on Debt	28,069	6,725
Repayment of Debt	(14,079)	(2,677)
Financing Costs	(485)	(163)

Net Cash Provided By Financing Activities	22,615	3,885

Net Decrease in Cash and Cash Equivalents	(1,440)	(1,013)

Cash and Cash Equivalents, Beginning of Period	1,440	1,660
Cash and Cash Equivalents, End of Period	$-	$647

See accompanying notes to the condensed consolidated financial statements

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

On July 1, 2014, the Company acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”), an operator of Measurement-While-Drilling (“MWD”) downhole tools with advanced gamma technology and technology to build a gamma imaging tool named Azimuthal Gamma.

The Company has three wholly-owned subsidiaries, Aly Operating, Aly Centrifuge and Evolution, and Aly Operating has one wholly-owned subsidiary, Austin Chalk.

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

Revenue Recognition: The Company generates revenues primarily from renting equipment at per-day rates. In connection with certain of its solids control and skimming operations and in connection with its newly acquired directional drilling and MWD operations, the Company also provides personnel to operate its equipment at the customer’s location at per-day or per-hour rates. In addition, the Company may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned.

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

Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward of the fair value of our liability for contingent payments which includes Level 3 measurements (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Fair Value, Beginning of Period	$3,604	$-	$-	$-

Additions	-	-	3,517	-
Changes in Fair Value	(270)	-	(183)	-
Payments	-	-	-	-
Fair Value, End of Period	$3,334	$-	$3,334	$-

Changes in fair value are recognized in selling, general and administrative expenses during the three and nine months ended September 30, 2014.

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

The cost of property and equipment currently in service is depreciated on a straight-line basis over the estimated useful lives of the related assets which range from one to 20 years. A residual value of 20% is used for asset types deemed to have a salvage value. Typically, these assets contain a large amount of iron in their construction. Major classifications of property, plant and equipment and their respective useful lives are as follows (in thousands):

	Estimated Useful Lives	September 30, 2014	December 31, 2013

Machinery and Equipment	1-20 years	$43,093	$19,527
Vehicles, Trucks & Trailers	5-7 years	4,880	3,795
Office Furniture, Fixtures and Equipment	3-7 years	335	93
Leasehold Improvements	Remaining Term	180	48
	of Lease
		48,488	23,463
Less: Accumulated Depreciation and Amortization		(4,582)	(2,185)

		43,906	21,278
Assets Not Yet Placed In Service		10,543	145

Property, Plant and Equipment, Net		$54,449	$21,423

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2014, we completed a bulk equipment purchase (the “Saskatchewan Equipment Purchase”), consisting of centrifuges, shakers, service vehicles and other associated equipment, for total consideration of $10.3 million. As of September 30, 2014, approximately $8.4 million of this equipment is in transit and is included within the classification of assets not yet placed in service. As of September 30, 2014, assets not yet placed in service also includes approximately $1.8 million of components to fabricate 5 new MWD kits.

In connection with its periodic review of the estimated useful lives of property, plant and equipment, the Company determined that the economic useful life of certain assets it expects to use is longer than the remaining originally estimated useful lives. The Company completed its evaluation in the third quarter of 2014 and revised its estimated useful lives as follows:

-

A change in useful life from a historical estimate of 7 years to a revised estimate of 12 years for machinery and equipment, including containment berms, cellar pumps, centrifugal mud pumps, electric mud pumps, electric transfer pumps, floating pumps, light towers and water meters;

-

A change in useful life from its historical estimate of 12 years to a revised estimate of 20 years for machinery and equipment, including tanks, flare lines, gas busters, mixing tanks, pipe racks, skimming systems, catwalks and containment stairs ; and,

-	A change in useful life from its historical estimate of 5 years to a revised estimate of 7 years for trucks and trailers.

In determining the change in estimated useful lives, the Company, with input from management and operations, considered its experience with using these types of equipment. The Company concluded that, with proper maintenance, the types of equipment listed above still operate effectively up to the revised estimates for useful lives. Under the accounting standard related to changes in accounting estimates, the change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective July 1, 2014. The change in estimated useful lives of certain of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and, ultimately, resulted in an increase in net income for the three and nine months ended September 30, 2014 above what would have otherwise been recorded. The impact of the change in estimate is shown below (in thousands, except per share amounts):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Net Income	$212	$212

Basic Earnings per Share	$0.00	$0.00
Diluted Earnings per Share	$0.00	$0.00

Depreciation and amortization of property and equipment for the three months ended September 30, 2014 and 2013 was $0.8 million and $0.4 million, respectively. Depreciation and amortization of property and equipment for the nine months ended September 30, 2014 and 2013 was $2.4 million and $1.2 million, respectively.

Impairment of Long-Lived Assets: Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three and nine months ended September 30, 2014, there have been no events or circumstances indicating that the carrying value of long-lived assets may not be recoverable.

Goodwill: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. During the three and nine months ended September 30, 2014, there have been no events or circumstances indicating that the carrying value of goodwill may not be recoverable.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	September 30, 2014	December 31, 2013

Customer Relationships	2-10 years	$5,441	$3,141
Trade Name	4-10 years	2,355	1,098
Non-Compete	4-5 years	2,586	491
Sales Contract	4 years	524	-
Supply Agreement	4 years	1,686	-

		12,592	4,730
Less: Accumulated Amortization		(1,602)	(609)

Intangible Assets, Net		$10,990	$4,121

Amortization expense on intangible assets for the three months ended September 30, 2014 and 2013 was $0.5 million and $0.1 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2014 and 2013 was $1.0 million and $0.4 million, respectively.

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

The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will not be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination.

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the condensed consolidated statements of operations for the nine months ended September 30, 2014 or for the nine months ended September 30, 2013. The Company had no uncertain tax positions as of September 30, 2014.

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – BUSINESS COMBINATIONS

United Acquisition

On April 15, 2014, Aly Energy completed the United Acquisition for total consideration of approximately $24.5 million. Total consideration for the United Acquisition was comprised of the following (in thousands):

Cash Consideration Paid, Net of Cash Acquired	$15,063
Fair Value of Aly Centrifuge Preferred Stock Issued	5,101
Fair Value of Contingent Consideration	3,517
Accounts Payable - Affiliates	821
Total Consideration	24,502

The cash portion of the consideration was $15.1 million, net of cash acquired of $0.6 million. Preferred Stock issued as consideration in the United Acquisition (“Aly Centrifuge Preferred Stock”) consists of 5,000 shares with an estimated fair value of $5.1 million (Note 6). The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017; provided, however, that the aggregate contingent consideration will not exceed $5.0 million. On September 19, 2014, in accordance with the terms of the purchase agreement, a cash payment of approximately $0.8 million, consisting of $0.6 million of cash acquired in the transaction and a preliminary working capital adjustment of $0.2 million, was made to the sellers. As of September 30, 2014, there are no further cash payments due to the sellers with the exception of any amounts which become payable under the calculation of contingent consideration.

The business combination was accounted for using the acquisition method of accounting and the purchase price was allocated to the net assets acquired at their estimated fair value. The preliminary purchase price as allocated to the net assets acquired upon their estimated fair value is as follows (in thousands):

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We incurred approximately no and $0.1 million of transaction costs associated with the United Acquisition, primarily consisting of professional services fees, which are included in selling, general and administrative expenses during the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2014, the United Acquisition contributed $4.6 million and $7.6 million in revenues, respectively, to the consolidated financial results of the Company. The United Acquisition contributed approximately $1.1 million and $1.2 million of net income available to common stockholders, prior to any allocation of the Company’s financing costs and corporate expenses, to the consolidated financial results of the Company during the three and nine months ended September 30, 2014, respectively.

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information reflects the condensed consolidated statements of operations of the Company as if the United Acquisition had occurred as of January 1, 2013. The pro forma information includes adjustments primarily related to the elimination of a revenue sharing arrangement, depreciation expense on fixed assets acquired, amortization of intangible assets acquired, interest expense associated with the amendment and restatement of the credit facility to finance the United Acquisition, and the dividends and amortization associated with the issuance of the Aly Centrifuge Preferred Stock. The pro forma combined financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$13,491	$7,563	$32,632	$21,482

Net Income Available to Common Stockholders	715	575	2,363	1,133

Basic Net Income per Common Share	$0.01	$0.01	$0.02	$0.02

Diluted Net Income per Common Share	$0.01	$0.01	$0.02	$0.02

Acquisition of Evolution

On July 1, 2014, Aly Energy acquired Evolution for total consideration of approximately $2.0 million. Total consideration for the acquisition of Evolution was comprised of the following (in thousands):

Fair Value of Common Stock Issued	$1,650
Accounts Payable - Affiliates	340

Total Consideration	$1,990

Common Stock issued as consideration for the acquisition of Evolution consists of 3,000,000 shares with an estimated fair value of $1.7 million. At the closing, 1,000,000 shares of Common Stock were subject to a 6-month holdback for general indemnification purposes pursuant to the purchase agreement. As of September 30, 2014, cash consideration of $0.3 million remained payable to the sellers.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The business combination was accounted for using the acquisition method of accounting and the purchase price was allocated to the net assets acquired at their estimated fair value. The preliminary purchase price was allocated to the net assets acquired upon their estimated value is as follows (in thousands):

Current Assets	$902
Property and Equipment	62
Intangible Assets	1,758
Goodwill	264

Total Assets Acquired	2,986

Liabilities Assumed	398
Deferred Tax Liabilities	598

Total Liabilities Assumed	996

Net Assets Acquired	$1,990

Other intangible assets have a total value of $1.8 million with a weighted average amortization period of 4 years. Other intangible assets consist of customer relationships of $0.1 million, amortizable over 1.5 years, trade name of $0.2 million, amortizable over 4.5 years, a sales contract of $0.5 million, amortizable over 3.5 years, and a non-compete agreement of $1.0 million, amortizable over 4 years.

We incurred approximately $30,000 of transaction costs associated with the acquisition of Evolution, primarily consisting of professional services fees, which are included in selling, general and administrative expenses during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, Evolution contributed $1.8 million of revenues to the consolidated financial results of the Company. Subsequent to the date of acquisition, Evolution generated a net loss of approximately $12,000, prior to any allocation of the Company’s financing costs and corporate expenses, which is included in the consolidated financial results of the Company during the three and nine months ended September 30, 2014.

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013

Term Loan	$22,500	6,188
Delayed Draw Term Loan	-	4,375
Revolving Credit Facility	804	-
Swing Line	1,461	-
Subordinated Note Payable	2,000	-
Capital Leases	1,631	850

	$28,396	$11,413
Less: Current Portion	(9,138)	(2,881)

Long-Term Debt, Net of Current Portion	$19,258	$8,532

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated Credit Facility: Term Loan and Revolving Credit Facility

On April 15, 2014, in connection with the United Acquisition, we entered into an Amended and Restated Credit Agreement with a maturity date of April 30, 2017. The new agreement increased the size of our credit facility to $30.0 million, consisting of a $25.0 million term loan and a revolving credit facility and swing line with a maximum availability of $5.0 million. The obligations under the agreement are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contains customary events of default and covenants including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The borrowing base for the revolving credit facility is determined monthly based upon our inventory and receivables.

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

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities. We were in compliance with all of our covenants as of September 30, 2014.

Borrowings under the term loan facility are repayable in quarterly principal payments of $1.3 million with a balloon payment of the remaining outstanding borrowings on April 30, 2017. Proceeds of the term loan were used to repay indebtedness of approximately $9.9 million under the previous credit facility and to fund the cash portion of the purchase price of the United Acquisition.

At September 30, 2014, there was $22.5 million of outstanding borrowings under the term loan and $2.3 million of borrowings under the combined revolving credit facility and swing line. As of September 30, 2014, we had the capacity to borrow an additional $2.7 million under the revolving credit facility.

On August 15, 2014, we issued a Subordinated Note Payable in connection with the Saskatchewan Equipment Purchase. The Subordinated Note Payable, in the principal amount of $2.0 million, is repayable in four quarterly principal payments of $0.5 million, beginning on March 31, 2015 and ending on the maturity date of December 31, 2015, and bears interest at a rate of 5% per annum on the unpaid principal balance. The Subordinated Note Payable is generally subordinated in right of payment to the Company’s indebtedness to its lenders; however, payments of the Subordinated Note Payable are permitted so long as the Company is not in default in respect of such senior indebtedness.

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

NOTE 6 - PREFERRED STOCK

Two of the Company’s subsidiaries have preferred stock which is outstanding as of September 30, 2014. Aly Operating issued Series A Preferred Stock in connection with the acquisition of Austin Chalk (“Aly Operating Preferred Stock”) and Aly Centrifuge issued the Aly Centrifuge Preferred Stock in connection with the United Acquisition.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Aly Operating Preferred Stock

As part of the acquisition of Austin Chalk, Aly Operating agreed to issue up to 4 million shares of Aly Operating Preferred Stock, with a par value of $0.01, to the seller. The shares were issued in two tranches. The first tranche of 2 million shares was issued on December 31, 2012 and the second tranche of 2 million shares was issued on March 31, 2013.

The Aly Operating Preferred Stock is entitled to a cumulative dividend of 5% per year on its liquidation preference, compounded quarterly. The liquidation preference was $4.0 million on the closing date and will increase by the amount of dividends paid-in-kind. Aly Operating is not required to pay cash dividends.

The holder of the Aly Operating Preferred Stock and Aly Operating can, at either’s option, require the other party to redeem the preferred stock for cash on the fourth anniversary of the closing date of the sale or October 26, 2016. However, there is no requirement for either party to redeem the preferred stock.

The rights of the preferred stock also include the right to exchange into shares of Company common stock or redemption should the Company transact a liquidity event, as defined in the agreement, or if the Company transacts an initial public offering.

The Aly Operating Preferred Stock is classified outside of permanent equity in the Company’s condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Operating to redeem the Aly Operating Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in Aly Operating Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Operating Preferred Stock	Number of Outstanding Aly Operating Preferred Shares	Liquidation Value of Aly Operating Preferred Stock

December 31, 2013	$4,132	4,000,000	$4,245

Accrued Dividends	157	-	157
Accretion	28	-	-

September 30, 2014	$4,317	4,000,000	$4,402

Aly Centrifuge Preferred Stock

On April 15, 2014, as part of the United Acquisition, Aly Centrifuge issued 5,000 shares of Aly Centrifuge Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a face value of $5.0 million. At the closing, 2,000 shares of the Aly Centrifuge Preferred Stock were subject to an 18-month holdback for general indemnification purposes pursuant to the purchase agreement, which holdback share number may be adjusted from time to time.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2014, in connection with the Saskatchewan Equipment Purchase, Aly Centrifuge issued an additional 4,000 shares of Aly Centrifuge Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a face value of $4.0 million.

The Aly Centrifuge Preferred Stock is entitled to a cumulative dividend of 5% per year on its liquidation preference, compounded quarterly. The liquidation preference was $5.0 million on the closing date and will increase by the amount of dividends paid-in-kind. Aly Centrifuge is not required to pay cash dividends.

The holder of the Aly Centrifuge Preferred Stock and Aly Centrifuge can, at either’s option, require the other party to redeem the preferred stock for cash on or after December 31, 2016. However, there is no requirement for either party to redeem the preferred stock.

The rights of the preferred stock also include the right to exchange into shares of Company common stock on any date, from time to time, at the option of the holder, into the number of shares equal to the quotient of (i) the sum of (A) the liquidation preference plus (B) an amount per share equal to accrued but unpaid dividends not previously added to the liquidation preference on such share of preferred stock, divided by (ii) 1,000, and (iii) multiplied by the exchange rate in effect at such time. The exchange rate currently in effect is 1,428.57 or $0.70 per share of Company common stock.

The Aly Centrifuge Preferred Stock is classified outside of permanent equity in the Company’s condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in the Aly Centrifuge Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Centrifuge Preferred Stock	Number of Outstanding Aly Centrifuge Preferred Shares	Liquidation Value of Aly Centrifuge Preferred Stock

December 31, 2013	$-	-	$-

Issuance	9,424	9,000	9,000
Accrued Dividends	140	-	140
Amortization	(52)	-	-

September 30, 2014	$9,512	9,000	$9,140

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock (“Common Shares”) outstanding during the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock, as appropriate.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculations of basic and diluted earnings per share are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator:
Net Income	$1,112	$101	$2,118	$549
Less: Aly Operating Preferred Stock Dividends (1)	53	53	157	155
Less: Aly Operating Preferred Stock Accretion (1)	9	9	28	27

Numerator for Diluted Earnings per Share	1,050	39	1,933	367
Less: Aly Centrifuge Preferred Stock Dividends	88	-	140	-
Less: Aly Centrifuge Preferred Stock Accretion	(43)	-	(52)	-

Numerator for Basic Earnings per Share	1,005	39	1,845	367

Denominator:
Weighted Average Shares Used in Basic Earnings per Share	107,876,513	74,293,584	99,369,609	71,168,268
Effect of Dilutive Shares:
Aly Centrifuge Preferred Stock	9,999,990	-	5,358,446	-

Weighted Average Shares Used in Diluted Earnings per Share	117,876,503	74,293,584	104,728,055	71,168,268

Basic Earnings per Share	$0.01	$0.00	$0.02	$0.01
Diluted Earnings per Share	$0.01	$0.00	$0.02	$0.01

(1) The exchange of Aly Operating Preferred Stock into Common Shares is not considered within the calculation of the numerator or denominator of diluted earnings per share because, as of September 30, 2014, the Aly Operating Preferred Stock is not exchangeable into Common Shares.

The denominator calculated for the three and nine months ended September 30, 2013 applies a conversion rate of 19.91 per Common Share throughout the period to reflect the impact of the Merger as if it had occurred at the beginning of the period.

Securities excluded from the computation of basic and diluted earnings per share are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Basic Earnings per Share:
Unvested Stock Options (1)	6,769,400	4,388,952	6,769,400	2,206,600
Exchange of Aly Operating Preferred Stock (2)	(2)	(2)	(2)	(2)

(1) The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan.

(2) The Aly Operating Preferred Stock becomes exchangeable upon the occurrence of certain events, as defined in the Aly Operating Preferred Stock Agreement. Upon occurrence of such events, the Aly Operating Preferred Stock may, at the holder’s option, be converted into Common Shares. The conversion ratio, determined by a calculation defined in the agreement of which the components include trailing twelve month financial performance and magnitude of investment in new equipment, is undeterminable until the Aly Operating Preferred Stock becomes exchangeable into Common Shares.

As of September 30, 2014, the stock options were unvested and the Aly Operating Preferred Stock was not exchangeable into Common Shares.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION

Share-Based Payments

The Company issued no shares and 159,280 Common Shares during the three months ended September 30, 2014 and 2013, respectively, as part of compensation of an officer of the Company. The Company recognized share-based compensation expense of approximately $0 and $68,000 for the three months ended September 30, 2014 and 2013, respectively.

The Company issued no shares and 199,100 Common Shares during the nine months ended September 30, 2014 and 2013, respectively, as part of compensation of an officer of the Company. The Company recognized share-based compensation expense of approximately $0 and $76,000 for the nine months ended September 30, 2014 and 2013, respectively.

Stock Options

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors. We did not issue any stock options during the three or nine months ended September 30, 2014.

The Omnibus Incentive Plan (the “Plan”) was approved by the Board of Directors on May 2, 2013. On May 2, 2013, the Company granted 6,769,400 Common Shares under the Plan which was the maximum number authorized. As of September 30, 2014, options to purchase 6,769,400 Common Shares under the Plan were outstanding.

The option contract term is 10 years and the exercise price is $0.20. The options vest and are exercisable if a “Liquidity Event” occurs and certain conditions are met. A Liquidity Event is defined as an IPO or a change of control, as defined in the plan. Pursuant to the plan, an IPO is defined as an underwritten public offering of shares. If the first Liquidity Event is an IPO, then the options vest and are exercisable immediately if the IPO is effected at a price of $0.40 per share or greater. If the IPO is effected at a price less than $0.40 per share, but the stock price post-IPO reaches $0.40 per share during the six month period immediately following the IPO, then the options vest and are exercisable. If the IPO is effected at a price less than $0.40 per share and the share price does not reach $0.40 per share prior to the sixth month anniversary of the IPO, the options do not vest and expire. If the first Liquidity Event to occur is a change of control, then the options vest if the change of control takes place at a price of at least $0.40 per share. If such change in control occurs at a price less than $0.40 per share, the options do not vest and expire.

The fair value of each option award granted under the Plan is estimated on the date of grant using the Monte Carlo simulation method. The same Monte Carlo simulation method is used to determine the derived service period of five years. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Company’s acquisition of Preferred Voice, which closed on May 14, 2013, the calculation of the Company’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. The following table presents the assumptions used in determining the fair value of options awarded on May 14, 2013:

Expected Volatility	80.0%
Expected Forfeiture Rate	0.0%
Risk-Free Interest Rate	1.66%
Fair Value of Company Stock	$0.171

At September 30, 2014, there is approximately $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options vested during the three or nine months ended September 30, 2014 as no vesting events occurred during the period.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2014, we issued an aggregate of 16,628,198 shares of Common Stock to 12 investors at a weighted average price of $0.55 per share. The proceeds are being used for growth capital expenditures and general working capital requirements.

We agreed to issue 1,584,250 shares of our common stock to one of our directors in respect of his arrangement of certain of these transactions. As of September 30, 2014, we have not issued these shares to our director, but the obligation is recognized on the balance sheet as a liability due to an affiliate.

On July 1, 2014, in connection with the acquisition of Evolution, we issued 3,000,000 million shares of Common Stock to the sellers of Evolution.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except shares and per share data)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$512	$13
Cash Paid for State and Federal Income Taxes	130	504

Non-Cash Investing Activities in Connection with Acquisition of United Centrifuge
Issuance of Aly Centrifuge Preferred Stock	$5,101	$-
Issuance of Liability for Contingent Payments	3,517	-
Accounts Payable - Affiliates	821	-
Non-Cash Investing Activities in Connection with Acquisition of Evolution Guidance Systems
Issuance of Common Stock	$1,650	$-
Accounts Payable - Affiliates	340	-
Non-Cash Investing Activities in Connection with Saskatchewan Equipment Purchase
Issuance of Aly Centrifuge Preferred Stock	$4,323	$-
Issuance of Subordinated Note Payable	2,000	-
Non-Cash Investing and Financing Activities
Purchase of Equipment through Capital Lease Obligations	$681	$-
Accretion of Preferred Stock Liquidation Preference, Net	(24)	-
Paid-in-Kind Dividends on Preferred Stock	297	-
Common Shares Issued for Transaction Cost of Equity Raise	590	-

NOTE 11 – SUBSEQUENT EVENTS

Private Placement

On November 4, 2014, we issued 554,545 shares of our common stock in a private placement at a price of $0.55 per share for gross proceeds of approximately $0.3 million.

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

20

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

Beginning on April 16, 2014, our financial results include the financial results of the business acquired in the United Acquisition transaction. Beginning on July 1, 2014, our financial results include the financial results of Evolution.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview of Our Business

We are a provider of surface rental equipment, solids control systems, and directional drilling and measurement-while-drilling (“MWD”) services. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes mud circulating tanks (400 and 500 barrel capacity), mud pumps (diesel and electric), live oil skimming systems with mud gas separators, flare lines with flare stacks, containment systems with stairs, portable mud mixing plants, centrifuges, shakers/vertical dryers, downhole drilling motors and MWD kits. We also provide personnel at the customer’s well site to operate certain pieces of our equipment, such as skimming systems, centrifuges, downhole drilling motors and MWD kits, and we provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location. We service the Permian Basin (in Texas and New Mexico), Eagle Ford Shale, Utica Shale, Marcellus Shale, Woodford Shale, Granite Wash, Mississippian Lime, and Tuscaloosa Marine Shale. Our primary operating yards, shop and repair facilities, and division management are located in Giddings, Texas, San Angelo, Texas, Celina, Texas, and Houston, Texas.

We derive the majority of our operating revenues from day rates or hourly rates charged for the rental of our equipment and for the services provided by our personnel. The price we charge for our services depends on both the level of activity within the geographic area in which we operate and also the competitive environment.

Our operating costs do not fluctuate in direct proportion to changes in revenues. Our operating expenses consist of both fixed and variable costs. Although most variable costs are highly correlated with revenues and activity, certain variable costs, such as sub-rental equipment expenses and third party trucking expenses, can be reduced as a percentage of revenues by our investment in new rental and transportation equipment.

Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table summarizes the change in the results of operations of the Company for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. The three months ended September 30, 2014 includes the financial results of the business acquired in the United Acquisition transaction and the financial results of Evolution (the “Acquisitions”) (in thousands).

	Three Months Ended September 30,
	2014	2013

Revenues	$13,491	$4,372

Direct Costs	7,607	2,397
Depreciation and Amortization of Property and Equipment	829	408

Gross Profit	5,055	1,567

Selling, General and Administrative Expenses	1,788	563
Corporate Expenses	642	483
Amortization Expense	516	131

Operating Income	2,109	390

Other Expense/(Income)
Interest Expense, Net	299	136
Amortization of Deferred Loan Costs	77	46

Total Other Expense/(Income)	376	182

Income Before Income Taxes	1,733	208

Income Tax Expense	621	107

Net Income	1,112	101

Preferred Stock Dividends	141	53
Accretion of Preferred Stock, Net	(34)	9

Net Income Available to Common Shareholders	$1,005	$39

Our revenues for the three months ended September 30, 2014 were $13.5 million, an increase of $9.1 million over revenues for the three months ended September 30, 2013 of $4.4 million. The Acquisitions contributed $6.4 million in revenues during the three months ended September 30, 2014. The remaining increase in revenues was due to strong demand for our mud circulating tanks and diesel mud pumps, particularly in the Permian Basin, partially offset by a decline in pricing and demand for our live oil skimming systems. In mid-2014, we responded to customer requests to sell certain consumables, such as containment liners, and revenue from the sale of these items, provided a significant revenue contribution during the three months ended September 30, 2014. Our revenues generated from the hauling, rig-up/rig-down, and cleaning of our equipment increased by 81.3% to approximately $2.9 million for the three months ended September 30, 2014 from approximately $1.6 million for the three months ended September 30, 2013. These revenues are strongly correlated to our rental revenues and overall level of activity because these services are offered in conjunction with the rental of our equipment.

Our direct costs for the three months ended September 30, 2014 increased to $7.6 million, or 56.4% of revenues, compared to $2.4 million, or 54.8% of revenues, for the three months ended September 30, 2013. The increase in expense is primarily due to the inclusion of $3.9 million of direct costs from the Acquisitions in the three months ended September 30, 2014 and a significant increase in the expense of third party services, such as sub-rental of equipment, cleaning of equipment, and third party trucking services. During the three months ended September 30, 2014, we experienced strong demand for our services which resulted in a significant increase in utilization of our owned equipment and a necessity to use equipment and services offered by third parties to enable us to serve new and existing customers. Excluding the impact of the Acquisitions, our fully-burdened direct payroll grew less quickly than our revenue, declining as a percentage of revenue to 16.0% for the three months ended September 30, 2014 from 22.8% during the three months ended September 30, 2013, due to an increase in labor productivity and efficiency.

Depreciation expense for the three months ended September 30, 2014 increased to $0.8 million compared to $0.4 million for the three months ended September 30, 2013. The increase is primarily due to the inclusion of $0.3 million of depreciation expense associated with the Acquisitions. Excluding the impact of the Acquisitions, the increase in depreciation expense during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 resulting from a larger fixed asset base was partially offset by a change in the estimated useful lives of certain types of equipment subsequent to a management review of accounting estimates. Additional detail on the change in accounting estimate is included in Note 2 of this Form 10-Q.

Selling, general and administrative expense increased to $1.8 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013. The $1.2 million increase is primarily due to the inclusion of $1.0 million of expense associated with the Acquisitions and the strengthening of our middle management and support services infrastructure to enable efficient growth.

Corporate expense increased slightly to $0.6 million for the three months ended September 30, 2014 compared to $0.5 million for the three months ended September 30, 2013 primarily due to the addition of personnel to support the increased size of the organization resulting from the Acquisitions.

Amortization expense increased to approximately $0.5 million for the three months ended September 30, 2014 from approximately $0.1 million for the three months ended September 30, 2013 due to the increase in intangible assets associated with the Acquisitions.

Interest expense and amortization of deferred loan costs increased to approximately $0.3 million and $77,000, respectively, for the three months ended September 30, 2014 from approximately $0.1 million and $46,000, respectively, for the three months ended September 30, 2013. The increase in interest expense and amortization of deferred loan costs is primarily due to the expansion of our credit facility in April 2014 to finance the United Acquisition.

Our income tax expense for the three months ended September 30, 2014, was $0.6 million, or 35.8% of our income before income taxes, compared to income tax expense of approximately $0.1 million, or 51.4% of our income before income taxes, for the three months ended September 30, 2013. The significant decrease in our effective tax rate for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily a result of an increase in our income before income taxes as a percentage of revenue which lessens the impact of the revenue-based Texas Franchise Tax on the overall effective tax rate.

Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table summarizes the change in the results of operations of the Company for the nine months ended September 30, 2014, which include the financial results derived from the United Acquisition beginning on April 16, 2014 and the financial results derived from the acquisition of Evolution beginning on July 1, 2014, when compared to the nine months ended September 30, 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013

Revenues	$27,851	$13,562

Direct Costs	14,566	7,423
Depreciation and Amortization of Property and Equipment	2,416	1,244

Gross Profit	10,869	4,895

Selling, General and Administrative Expenses	3,751	1,669
Corporate Expenses	1,729	1,455
Amortization Expense	993	392

Operating Income	4,396	1,379

Other Expense/(Income)
Interest Expense, Net	688	327
Amortization of Deferred Loan Costs	203	123
Other Income	-	(3)

Total Other Expense/(Income)	891	447

Income Before Income Taxes	3,505	932

Income Tax Expense	1,387	383

Net Income	2,118	549

Preferred Stock Dividends	297	155
Accretion of Preferred Stock, Net	(24)	27

Net Income Available to Common Shareholders	$1,845	$367

Our revenues for the nine months ended September 30, 2014 were $27.9 million compared to $13.6 million in revenues for the nine months ended September 30, 2013. The Acquisitions contributed $9.4 million in revenues during the nine months ended September 30, 2014. The remaining $4.9 million increase in revenues is due to strong demand for our mud circulating tanks and diesel mud pumps, particularly in the Permian Basin, where we began operations in the third quarter of 2013, slightly offset by a decrease in demand and pricing for our live oil skimming systems. During the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, we experienced a significant increase in revenue contribution from the rental of containment systems and stairs, a product offering which was introduced in mid-2013, and from the sale of certain consumables, such as containment liners. In addition, revenues generated from the hauling, rig-up/rig-down, and cleaning of our equipment, which are strongly correlated to our rental revenues, increased significantly due to the overall increase in demand for our rental products.

Our direct costs for the nine months ended September 30, 2014 increased to $14.6 million, or 52.3% of revenues, compared to $7.4 million, or 54.7% of revenues, for the nine months ended September 30, 2013. The increase is primarily due to the inclusion of $5.3 million of direct costs from the Acquisitions in the nine months ended September 30, 2014. The increased use of third party services to meet demand and an increase in the volume of consumables sold to customers also contributed to the increase in direct costs. Excluding the impact of the Acquisitions, fully-burdened direct payroll expense increased less quickly than revenues, declining to 17.0% of revenues for the nine months ended September 30, 2014 from 21.7% of revenues for the nine months ended September 30, 2013, indicating an increase in productivity and efficiency.

Depreciation expense for the nine months ended September 30, 2014 increased to $2.4 million compared to $1.2 million for the nine months ended September 30, 2013. The increase is due to the inclusion of $0.5 million of depreciation expense associated with the Acquisitions. Excluding the impact of the Acquisitions, the increase in depreciation expense during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 resulting from a larger fixed asset base was partially offset by a change in the estimated useful lives of certain types of equipment which became effective on July 1, 2014 subsequent to a management review of accounting estimates. Additional detail on the change in accounting estimate is included in Note 2 of this Form 10-Q.

Selling, general and administrative expense increased to $3.8 million for the nine months ended September 30, 2014 compared to $1.7 million for the nine months ended September 30, 2013. The increase is primarily due to the inclusion of $1.5 million of expense associated with the Acquisitions and increased payroll expense and related burden attributable to the expanding scope of operations and the strengthening of infrastructure to enable efficient growth, partially offset by a non-cash adjustment to the fair value of a contingent payment liability.

Corporate expense increased slightly to $1.7 million for the nine months ended September 30, 2014 compared to $1.5 million for the nine months ended September 30, 2013 primarily due to the addition of personnel to support the increased size of the organization resulting from the Acquisitions. Corporate expense includes $0.2 million and $0.3 million of transaction-related non-recurring expenses relating to the Acquisitions for the nine months ended September 30, 2014 and the Merger for the nine months ended September 30, 2013, respectively.

Amortization expense increased to approximately $1.0 million for the nine months ended September 30, 2014 from approximately $0.4 million for the nine months ended September 30, 2013 due to the addition of intangible assets associated with the Acquisitions.

Interest expense and amortization of deferred loan costs increased to approximately $0.7 million and $0.2 million, respectively, for the nine months ended September 30, 2014 from approximately $0.3 million and $0.1 million, respectively, for the nine months ended September 30, 2013. The increase in interest expense and amortization of deferred loan costs is primarily due to the expansion of our credit facility in April 2014 to finance the United Acquisition.

Our income tax expense for the nine months ended September 30, 2014, was $1.4 million, or 39.6% of our income before income taxes, compared to income tax expense of approximately $0.4 million, or 41.1% of our income before income taxes, for the nine months ended September 30, 2013.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of EBITDA:

Net Income	$1,112	$101	$2,118	$549

Non-GAAP Adjustments:

Depreciation and Amortization of Property and Equipment	829	409	2,416	1,244
Amortization Expense	516	131	993	392
Interest Expense, Net	376	182	891	450
Income Tax Expense	621	107	1,387	383

EBITDA	$3,454	$930	$7,805	$3,018

Adjustments to EBITDA:

Stock-Based Compensation Expense	-	68	-	76
Bad Debt Expense	37	-	94	-
Fair Value Adjustments to Contingent Payment Liability	(270)	-	(183)	-
Non-Recurring Expenses	35	12	154	262

Adjusted EBITDA	$3,256	$1,010	$7,870	$3,356

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

The net cash provided by or used in our operating, investing and financing activities during the nine months ended September 30, 2014 and 2013 is summarized below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash Provided By/(Used In):
Operating Activities	$1,086	$3,003
Investing Activities	(25,141)	(7,901)
Financing Activities	22,615	3,885

Change in Cash and Cash Equivalents	$(1,440)	$(1,013)

Operating Activities

For the nine months ended September 30, 2014, we generated $1.1 million of cash from operating activities. Our net income for the period was $2.1 million. Non-cash additions to net income totaled $3.5 million consisting primarily of an aggregate of $3.6 million in depreciation, amortization of intangibles and amortization of deferred loan costs, partially offset by a $0.2 million fair value adjustment to a contingent payment liability.

During the nine months ended September 30, 2014, changes in working capital used $4.5 million in cash. Cash was provided by a net increase in payables and accrued expenses of $3.0 million offset by an increase in accounts receivable and unbilled receivables of approximately $6.4 million, due to an increase in length of time between the issuance of invoices and collecting payment and, to a lesser extent, due to an increase in revenues. Changes in other current assets resulted in an additional use of cash of $1.1 million.

For the nine months ended September 30, 2013, we generated $3.0 million of cash from operating activities. Our net income for this period was $0.5 million. Non-cash additions to net income totaled $1.9 million consisting primarily of $1.6 million of depreciation and amortization.

During the nine months ended September 30, 2013, changes in working capital provided $0.5 million in cash. Cash was primarily provided by a decrease in accounts receivable of $0.9 million and an increase of $0.5 million in accounts payable offset by a decrease in accrued expenses of $0.2 million and a decrease in accounts payable - affiliate of $0.8 million related to the purchase price adjustment paid in July 2013.

Investing Activities

During the nine months ended September 30, 2014, we used $25.1 million in investing activities of which $15.1 million was the cash purchase price, net of cash acquired, associated with the United Acquisition. We used $10.2 million of cash to invest in machinery and equipment during the period, including $4.0 million for the cash portion of consideration for the Saskatchewan Equipment Purchase and approximately $1.8 million for the fabrication of 5 new MWD kits. Cash acquired in the acquisition of Evolution of $0.2 million was a source of cash during the period.

During the nine months ended September 30, 2013, we used $7.9 million in investing activities, all consisting of the purchase or fabrication of capital assets, partially offset by $0.3 million of cash acquired in the Merger.

Financing Activities

During the nine months ended September 30, 2014, financing activities generated $22.6 million of cash. Net borrowings of $14.0 million during the period resulted from the expansion of our credit facility to finance the United Acquisition. We also issued common equity during the period raising $9.1 million in net proceeds through a private placement of our Common Stock. Payment of deferred financing costs used $0.5 million of cash during the period.

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

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities, which include the requirement to maintain (i) a consolidated funded debt to EBITDA ratio of not more than 2.50 to 1.00 for any fiscal quarter ended on or after September 30, 2014 and (ii) a fixed charge coverage ratio of not less than 1.5 to 1.0. We were in compliance with all of our covenants as of September 30, 2014.

Borrowings under the term loan facility are repayable in quarterly principal payments of $1.3 million with a balloon payment of the remaining outstanding borrowings on April 30, 2017. Proceeds of the term loan were used to repay indebtedness of approximately $9.9 million under the previous credit facility and to fund the cash portion of the purchase price of the United Acquisition.

At September 30, 2014, there were $22.5 million of outstanding borrowings under the term loan and an aggregate of $2.3 million of borrowings under the revolving credit facility and swing line. As of September 30, 2014, we had the capacity to borrow an aggregate of an additional $2.7 million under the revolving credit facility and swing line.

On August 15, 2014, we issued a Subordinated Note Payable in connection with the Saskatchewan Equipment Purchase. The Subordinated Note Payable, in the principal amount of $2.0 million, is repayable in four quarterly principal payments of $0.5 million beginning on March 31, 2015 and ending on the maturity date of December 31, 2015 and bears interest at a rate of 5% per annum on the unpaid principal balance. The Subordinated Note Payable is generally subordinated in right of payment to the Company’s indebtedness to its lenders; however, payments of the Subordinated Note Payable are permitted so long as the Company is not in default in respect of such senior indebtedness.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2014 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

ALY ENERGY SERVICES, INC.

November 14, 2014	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

