Form 10-K
period 2014-12-31
Aly Energy Services, Inc.
filed 2015-04-01
CIK 946822

United States

Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended December 31, 2014

or

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $28.7 million as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date.

At March 31, 2015, the registrant had 111,220,287 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

INDEX

ALY ENERGY SERVICES, INC.

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-K (this “Report”) contains certain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are generally identifiable by use of the words “may,” “will,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “expects,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found in Item 1A of this Report under “Risk Factors” and in Item 7 of this report under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this Report generally, and include statements with respect to, among others:

•	projected operating or financial results, including any accretion/dilution to earnings and cash flow;
•	any plans to obtain financing to fund future acquisitions;
•	prospects for services and expected activity in potential and existing areas of operations;
•	the effects of competition in areas of operations;
•	the outlook of oil and gas prices;
•	the current economic conditions and expected trends in the industry we serve;
•	the amount, nature and timing of capital expenditures, including future development costs, and availability of capital resources to fund the merger and subsequent capital expenditures;
•	future financial condition or results of operations and future revenues and expenses; and
•	business strategy and other plans and objectives for future operations.

Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following factors:

•	general economic and business conditions;
•	prices of crude oil and natural gas and industry expectations about future prices;
•	the business opportunities (or lack thereof) that may be presented to our company and may be pursued; and
•	changes in laws and regulations.

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

Item 1. Business

On July 17, 2012, Munawar “Micki” Hidayatallah founded and incorporated Aly Operating Inc. (“Aly Operating”), formerly Aly Energy Services Inc., in Delaware with the strategic objective of creating an oilfield manufacturing, distribution and services company that serves exploration and production companies from well planning to plug and abandonment. We have grown our business both through organic growth resulting from investment in existing operations and through the acquisition of existing businesses operating in our industry.

We provide a variety of oilfield services to owners and operators of oil and gas wells. Generally, these services fall within the following three categories:

•	Surface rental equipment
•	Solids control systems
•	Directional drilling and measurement-while-drilling (“MWD”) services

Since 2012, we have completed three acquisitions: the acquisition of Austin Chalk Petroleum Services Corp. (“Austin Chalk”) in October 2012, the acquisition of United Centrifuge LLC (“United”) and the leased fixed assets associated with that business in April 2014, and the acquisition of Evolution Guidance Systems Inc. (“Evolution”) in July 2014. Subsequent to the acquisition of each of these businesses, we have made significant investments to expand their operations and capitalize on organic growth opportunities in existing and expansion markets. We emphasize opportunities to bundle product offerings and to cross sell services across markets and product lines which we believe increases client retention and the utilization of our equipment.

During 2014, our growth strategy consisted of the following elements, focused on pursuing organic growth and acquiring existing businesses:

•	Increase inventory of rental products currently being offered
•	Add products and services
•	Expand into new geographic markets · Customer base diversification

Acquisition of Austin Chalk

On October 26, 2012, Aly Operating acquired all of the stock of Austin Chalk Petroleum Services Corp. (“Austin Chalk”) for a total purchase price of $22.5 million. Total consideration included $17.9 million cash (net of cash acquired of approximately $58,000), a payable of $0.8 million and the issuance of 4.0 million shares of redeemable preferred stock at Aly Operating (“Aly Operating Redeemable Preferred Stock”), $0.01 par value, at fair value of $3.8 million.

Austin Chalk was founded in 2001 as a provider of high performance, explosion-resistant rental equipment and quality assurance services for land-based horizontal drilling. Austin Chalk currently offers a robust inventory of surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

Share Exchange

On May 14, 2013, Preferred Voice, Inc. (“Preferred Voice”) and Aly Operating entered into a Share Exchange Agreement (the “Exchange Agreement”). Preferred Voice was incorporated in 1992 and began operations in 1994 as a traditional 1+ long-distance reseller. Preferred Voice maintained operations in the telecommunications space through January 2012 at which time it discontinued all operations. From and after that date, Preferred Voice was deemed to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Prior to the execution and delivery of the Exchange Agreement, the Preferred Voice’s board of directors’ approved the Exchange Agreement and the transactions contemplated thereby. Similarly, the board of directors of Aly Operating approved the Exchange Agreement.

Pursuant to the Exchange Agreement, the holders of common stock of Aly Operating surrendered all of their shares in exchange for approximately 68 million newly issued shares of common stock of Preferred Voice (the “Share Exchange”), representing approximately 92% of the outstanding common stock of Preferred Voice after giving effect to the Share Exchange. Shares were exchanged at the ratio of 19.91 shares of Preferred Voice common stock for each one share of Aly Operating common stock.

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

Acquisition of United

On April 15, 2014, Aly Energy acquired the equity interests of United Centrifuge, LLC (“United”) as well as certain assets used in United’s business that were owned by related parties of United (collectively the “United Acquisition”). In connection with the United Acquisition, United merged with and into Aly Centrifuge Inc. (“Aly Centrifuge”), a wholly-owned subsidiary of Aly Energy. United operates within the solids control and fluids management sectors of the oilfield services and rental equipment industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day. United owns centrifuges which are differentiated from the competition due to the ability to remove the rotating assembly from a centrifuge within 45 minutes while on the rig site minimizing customer down time.

 Total consideration for the United Acquisition of $24.5 million included $15.1 million cash, net of cash acquired of approximately $0.6 million, the issuance of 5,000 shares of redeemable preferred stock at Aly Centrifuge (“Aly Centrifuge Redeemable Preferred Stock”), $0.01 par value, at a fair value of $5.1 million, contingent consideration of up to $5.0 million in aggregate over 3 years at a fair value of $3.5 million, and a payable of $0.8 million. The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017.

Acquisition of Evolution

On July 1, 2014, Aly Energy acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”), which specializes in providing Measurement-While-Drilling (“MWD”) services. Total consideration was approximately $2.0 million, consisting of the issuance of 3,000,000 shares of Common Stock at an estimated fair value of $1.7 million and a payable of $0.3 million. Subsequent to the acquisition, Aly Energy expanded the Evolution service offering by adding full package directional drilling services. In addition, Aly Energy has invested in the in-house fabrication of MWD kits which we believe provide a technological advantage over other MWD kits on the market.

Products and Services

We are a provider of surface rental equipment, solids control systems, and directional drilling and MWD services. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes mud circulating tanks (400 and 500 barrel capacity) and auxiliary equipment, portable mud mixing plants, containment systems, centrifuges and auxiliary solids control equipment, and MWD kits. In conjunction with the rental of some of our skimming systems, solids control packages and MWD kits, we also provide personnel at the customer’s well site to operate our equipment. We also provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location.

Rental Products

Mud Circulating Tanks (“MCTs”): Aly Energy currently has approximately 108 vertical 400-barrel MCTs and 139 500-barrel MCTs. Aly Energy developed its vertical 400-barrel MCTs as an innovative solution that minimizes location size which we believe is an increasingly attractive feature for customers. The majority of our 500-barrel MCTs are highly mobile with rounded bottoms and customized jet-lines to ensure more consistent mud and easier cleanout at the completion of a job. MCTs are typically rented with auxiliary equipment such as diesel or electric mud pumps, hoses, wood mats, and containment.

Mud Mixing Plants (“MMPs”) : Aly Energy owns 12 MMPs ranging in size from 60-barrel capacity to 400-barrel capacity. We believe that the large 400-barrel capacity MMPs, which are designed and fabricated in-house, are a unique product which offers significant advantages to our customers.

Containment Systems: Containment systems consist of berms and plastic linings constructed to ensure that all products and chemicals present on the well site, particularly those which might be environmentally undesirable if spilled, are contained. We believe the demand for containment systems will continue to increase as environmental regulations tighten.

Centrifuges: Aly Energy provides three different centrifuges to meet varying client specifications: SS800, SS1000 LHF-HP, and SS2000. We purchase our centrifuges from United Oilfield Inc. with whom we have a supply agreement which, among other things, grants us exclusivity within the United States to the use of centrifuges manufactured by United Oilfield Inc. for the oilfield services industry. We believe our centrifuges provide a competitive advantage because the rotating assembly within the centrifuge can be removed and replaced with 45 minutes on the well site if it fails which reduces customer down time. Certain customers rent full solids control packages from us which typically include 2 centrifuges and auxiliary equipment, such as shakers, vertical dryers, waste removal units, and various tanks.

MWD Kits: Our MWD kits provide highly accurate data while remaining stable over a wide temperature range and have a mean-time- between-failure rate which we believe is significantly greater than current industry standards. We manufacture our MWD kits in-house which provides us with the ability to modify our kits to meet the specific downhole conditions of each job in a cost effective manner. We believe the capabilities of and the technology associated with our MWD kits is similar to large competitors and we are typically able to offer our kits at discounted pricing due to our cost structure.

Service Offerings Which Include Personnel

Solids Control Services: When a customer’s solids control design and drilling operations are complex, we provide operators on- site 24 hours a day at an additional day rate.

Directional Drilling and MWD Services: Beginning late in the third quarter of 2014, we began to offer full directional drilling packages which include both equipment, such as downhole motors and MWD kits, and operators, both experienced directional drillers and MWD operators, at one package day rate.

Hauling of Equipment and Rig-Up/Rig- Down Services: We offer hauling of our rental equipment to the well site and rig-up/rig-down of such equipment.

Fabricating Capabilities

Aly Energy fabricates certain equipment in its rental fleet, including 400-barrel MCTs, MMPs, and MWD kits. Fabrication takes place in our facilities in Giddings, Texas and in Houston, Texas. Items fabricated in-house are typically unique and we believe our ability to fabricate such products in-house provides us with cost efficiencies that result in a competitive advantage.

Geographic Markets

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

Customers

Aly Energy provides equipment and services to several well- known, established operators, such as Pioneer Natural Resources, Continental Resources, Inc., Devon Energy Corporation and Cabot Oil & Gas Corporation.

For the year ended December 31, 2014, our top three customers represented approximately 29.3% of total revenues, which was a significant decrease from the year ended December 31, 2013 when a substantial portion of the Company’s revenues was derived from two customers with revenues totaling approximately 48.1% of total revenues.

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

Employees

Aly Energy currently employs approximately 210 individuals. The corporate cost center employs seven individuals, including the chief executive officer, the chief operating officer and the chief financial officer, approximately 155 individuals work primarily in the field, and the remaining employees provide selling, general, and administrative services.

Item 1A. Risk Factors

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

We depend on our customers’ willingness to make expenditures to explore for and to develop and produce oil and natural gas in the United States. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

•	domestic and worldwide economic conditions;

•	the supply of and demand for oil and natural gas;

•	long lead times associated with acquiring equipment and shortages of qualified personnel;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the expected rates of declining current production;

•	the discovery rates of new oil and natural gas reserves;

•	available pipeline, storage and other transportation capacity;

•	federal, state and local regulation of exploration and drilling activities;

•	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area;

•	political instability in oil and natural gas producing countries;

•	technical advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	the ability of oil and natural gas producers to raise equity capital and debt financing; and

•	merger and divestiture activity among oil and natural gas producers.

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

During the second half of 2014, oil prices declined dramatically resulting in a reduction in rig count. The downward trend in both oil prices and rig count has continued during 2015. We believe many oil and gas companies, including our customers, have reduced their drilling-related capital budgets for 2015 and will continue to seek price reductions from oilfield service providers. We anticipate oil and gas prices will remain volatile which will impact demand for our products and services and the prices we may charge customers for them. We are uncertain as to the impact the current market conditions will have on our future operations and financial results.

Competition within the oilfield services industry may adversely affect our ability to market our services.

The oilfield services industry is competitive and fragmented and includes numerous small companies capable of competing in our markets on a local basis as well as several large companies that possess substantially greater financial and other resources than us. Some of our competitors hold significant market share in the markets in which we operate, which may make it difficult for us to successfully commercialize competing products and services. Our larger competitors’ greater resources could allow them to compete more effectively than us. Our competitors may offer products and services at a relatively low cost. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics, or that better address environmental concerns, than our products and services. Competitive pressures, excess capacity in our industry or other factors also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition.

Increased prices charged by manufacturers of our products and/or interruptions in deliveries of products could adversely affect our profitability, margins, and revenues.

We depend upon a limited number of suppliers for the supply of raw materials and equipment. Increased prices charged by our manufacturers could materially and adversely impact our results of operations. In addition, interruptions or a work stoppage by our manufacturers could adversely affect our operations until arrangements with alternate suppliers could be made, which new arrangements may be more costly.

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

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;

•	possible adverse effects on our operating results during the integration process;

•	potential loss of key employees and customers of the acquired companies;

•	potential lack of experience operating in a geographic market of the acquired business;

•	an increase in our expenses and working capital requirements;

•	the possible inability to achieve the intended objectives of the business combination; and

•	the diversion of management’s attention from existing operations or other priorities.

We are vulnerable to the potential difficulties associated with rapid growth and expansion.

We intend to grow at a significant pace over the next several years through organic growth and acquisitions of other businesses. We believe that our future success depends on our ability to manage such growth and the demands from increased responsibility on our management. The following factors could present difficulties to us:

•	lack of sufficient executive-level personnel;

•	increased administrative burden;

•	increased organizational challenges common to large, expansive operations; and

•	long lead times associated with acquiring equipment.

Our operating results could be adversely affected if we do not successfully manage these potential difficulties.

We may require additional capital in the future, which may not be available to us, or the terms of such financings may negatively impact our business.

Our growth strategy requires significant capital for both organic growth and growth through acquisitions. We may need to raise additional funds through debt or equity financings. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, we may be unable fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business. In addition, existing and future debt service requirements or financial covenants may impose a significant burden on us, which may adversely affect our results of operations and financial condition. We are and may be required to meet or maintain certain financial ratios, which could limit our flexibility and adversely affect our business. Our future capital requirements will primarily depend on the frequency, timing, size and success of future acquisitions, but, given the current market conditions, we may also require capital in the near-term to grow our existing business organically, to support our ongoing operations, and to service our debt.

Our operating history may not be sufficient for investors to evaluate our business and prospects.

The historical financial information included in this document is not necessarily indicative of future results. We have a limited operating history. In addition, we have grown significantly over the last few years. This may make it more difficult for investors to evaluate our business and prospects and to forecast our future operating results. Our future results will depend on our ability to efficiently manage our operations and execute our business strategy.

We depend on significant customers for a substantial portion of our revenues.

We derive a significant amount of our revenues from exploration and production companies and drilling contractors that are active in our markets. For the year ended December 31, 2014, our top three customers accounted for approximately 29.3% of total revenues. If we fail to continue to perform services for a number of our large existing customers or incur price reductions required in order to retain the business of key customers, our business and operations could be adversely affected. Moreover, if any of these customers fails to remain competitive in their respective markets, encounters financial or operational problems or consolidates with a third party, our revenues and profitability may decline.

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

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include a report from management on the effectiveness of our internal control over financial reporting in our annual reports once we cease to be a “smaller reporting company” under applicable SEC rules. At such time, our management may conclude that our internal control over financial reporting is not effective. This conclusion could adversely impact the market price of our common stock due to a loss of investor confidence in the reliability of our reporting processes.

Risks Related to Debt

Our indebtedness, which is currently collateralized by substantially all of our assets, could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2014, the Company owed approximately $26.3 million under our secured credit facility.

Our current and future indebtedness could have important consequences. For example, it could:

•	Impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;

•	Limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness;

•

Make us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow will be required to make principal and interest payments on our indebtedness, making it more difficult to react to changes in our business and in industry and market conditions; or,

•	Put us at a competitive disadvantage to competitors that have less debt.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness or if we otherwise fail to comply with the various debt service covenants and/or reporting covenants in our credit agreement, we could be in default under the terms of our credit facility.

In the event of a default, the lender under our credit facility could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, terminate their commitments there-under and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could restrict our ability to grow our business and cause the value of our common stock to decline.

We may be unable to meet the obligations of various financial covenants that are contained in the terms of our credit facility with our principal lender, Wells Fargo Bank, National Association (“Wells Fargo”).

The Company’s agreements with Wells Fargo impose various obligations and financial covenants on the Company. The outstanding amount under the Amended and Restated Credit Agreement, entered into with Wells Fargo in April 2014, is due in full in April 2017. The credit agreement with Wells Fargo has a variable interest rate and is collateralized by substantially all of the assets of the Company and its subsidiaries.

Further, the agreement with Wells Fargo imposes various financial covenants on the Company, including maintaining a minimum fixed charge coverage ratio and a maximum leverage ratio. Wells Fargo can also elect to limit the Company’s ability to incur additional debt or operating lease obligations, or pay certain other indebtedness of the company. If the Company is unable to comply with its obligations and covenants under the credit agreement and it declares an event of default, all of its obligations to Wells Fargo could be immediately due.

Although the Company has obtained waivers of financial covenants or modifications to our credit agreements in the past when we have failed to meet specific provisions, there can be no assurance that we will be able to obtain these waivers or modifications in the future.

The variable rate indebtedness with Wells Fargo subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

The Company’s borrowings through Wells Fargo bear interest at variable rates, exposing the Company to interest rate risk. The Company has decided not to hedge against the interest rate risk associated with the borrowings under its credit facility. As such, our debt service obligations could increase significantly in the event of large increases in interest rates.

Our debt obligations, which may increase in the future, may reduce our financial and operating flexibility.

As of December 31, 2014, we had borrowed approximately $26.3 million under our credit facility and have approximately $5.0 million of borrowing capacity available under this facility. Although the Company plans to utilize cash flow from operations during the first half of 2015 to reduce our outstanding borrowings, we may incur substantial additional indebtedness in the future, or cash flow from operations may not be adequate to service our debt service obligations. If the Company is unable to reduce debt as planned or new debt or other liabilities are added to our current debt levels, the related risks that we now face would increase.

A high level of indebtedness subjects us to a number of adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. In addition, we may be required to devote a significant portion of our cash flows to servicing our debt and we are subject to interest rate risk under our credit facility, which bears interest at a variable rate. Any increase in our interest rates could have an adverse impact on our financial condition, results of operations and growth prospects.

Risks Related to Ownership of our Common Stock

We may issue additional capital in the future, which could substantially dilute or otherwise adversely affect rights of holders of our common stock.

We may need to raise significant additional funds through equity financings for operational expansion, execution of our acquisition strategy, to repay debt, or to remain in compliance with the financial covenants under our credit agreement. We issued an aggregate of 20,182,743 additional shares of common stock during 2014. Holders of our common stock could experience substantial dilution if we issue additional capital stock in the future. Our future capital requirements will primarily depend on the frequency, timing, size and success of our acquisitions and growth opportunities identified by our business units. We may also elect to raise equity to strengthen the company’s balance sheet in light of the continued volatility in oil and gas prices and such offerings may be at prices significantly below the price of equity issuances in 2014 which may result in significant dilution for the existing holders of our common stock.

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

Our stock has very limited daily trading volume.

Though our stock is quoted on the Bulletin Board, our average daily trading volume during 2014 was 7,315 shares. It is also not uncommon for our stock to not to have any daily trading volume or to experience significant changes in price on small trading volume.

During 2013 we completed a reverse merger into a public shell company. The shares issued in connection with the merger (approximately 92% of shares outstanding after giving effect to the merger) were “restricted securities” as defined by the securities regulation and were not eligible for sale in the public markets (i) unless a registration statement was filed underlying the securities (which was not undertaken by the company); or (ii) after twelve months from the date such restricted securities were issued. Consequently, only shares representing approximately 6.1 million shares were eligible to trade in the open market through May 13, 2014. Management and directors hold approximately 39.2% of shares outstanding and may be further limited in their ability to conduct open market transactions even if the shares held by them are no longer deemed restricted securities and are eligible for sale in the open market. Additionally, the equity financings conducted by the company in 2013, 2014, and 2015 have all been conducted pursuant to private placement offerings of unregistered securities which subjects the security holders to a six month hold period before shares are eligible for sale in the open market and such offerings have been effected at prices significantly above the company’s current price.

The company’s ability to increase daily trading volume is limited, and the lack of daily trading volume may have a material effect on the price at which our common stock trades on the Bulletin Board.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Actual or anticipated variations in our results of operations;

•	Our failure to meet financial analysts’ performance expectations;

•	Changes in earnings estimates;

•	Short selling activities; or

Changes in market valuations of similar companies.

Item 1B: Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in an office building in Houston, Texas, consisting of approximately 2,291 square feet of office space under a lease that expires in January, 2020. This facility accommodates our executive offices.

We lease facilities and administrative offices in the various geographic areas in which we operate. As of March 31, 2015 we leased properties in Texas, Pennsylvania and Ohio.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Location	Type of Facility	Size	Lease or Owned	Expiration of Lease
3 Riverway, Suite 920 Houston, TX 77056	Corporate office	2,291 sq. ft.	Leased	January 31, 2020

1080 Private Rd 7703 Giddings, TX 78942	Administrative offices, fabrication/repair shop, equipment yard	6.5 acres, 3,600 sq. ft. office space, 5,000 sq. ft. shop	Leased	December 31, 2017

6126 PR 902 Celina, TX 75009	Fabrication/repair shop, equipment yard	1,813 sq. ft. office space, 5,518 sq. ft. shop	Leased	July 31, 2018

202 South Coleman Prosper, TX 75078	Administrative offices	3,052 sq. ft.	Leased	August 31, 2018

792 McCollum Rd. Montrose, PA 18801	Administrative offices, equipment yard	Small acreage site	Leased	August 31, 2015

2299 Performance Way Columbus, OH 43207	Equipment yard	Small acreage site	Leased	October 31, 2015

15110 Northwest Freeway Houston, TX 77040	Administrative offices, fabrication/repair shop	6,150 sq. ft.	Month to Month	N/A

State Hwy. 85 West/CR 4715 Dilley, TX 78017	Administrative offices, fabrication/repair shop, equipment yard	5.5 acres, 400 sq. ft. building space	Leased	May 9, 2016

202 East 43rd. San Angelo, TX 76903	Administrative offices, equipment yard	2.25 acres, 1,000 sq. ft. of office space	Leased	May 31, 2015

Item 3. Legal Proceedings

In November 2014, Kenneth Slusher filed a lawsuit on behalf of himself and others in the U.S. District Court, Southern District of Texas, based on the Fair Labor Standards Act (“FLSA”), alleging that he and others were not paid overtime wages for the prior three years. Aly Centrifuge was served with this lawsuit in March 2015 and has answered the complaint.

 In February 2015, Michael Mallett filed a similar lawsuit against Aly Centrifuge in the U.S. District Court, Western District of Texas. Aly Centrifuge answered this complaint in February 2015. The plaintiff’s attorney in the Slusher lawsuit has filed a motion to intervene and transfer the Mallett lawsuit to Houston, which motion is pending.

Based upon information known to date, the range of estimated loss if the plaintiffs were to prevail on their claims is currently estimated not to exceed $250,000 in damages, exclusive of attorneys’ fees. We intend to vigorously defend any assertions related to the above lawsuits. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.

We are subject to various other legal proceedings and claims incidental to or arising in the ordinary course of our business. While many of these matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or results of operations. We will continue to evaluate proceedings and claims involving us on a quarter-by-quarter basis and will establish and adjust any reserves as appropriate to reflect our assessment of the then-current status of the matters.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the OTCQB under the symbol “ALYE” since May 23, 2013 prior to which it was listed on the OTC Electronic Bulletin Board under the symbol “PRFV”. The following table indicates the quarterly high and low bid price for our common stock on the OTCQB from January 1, 2014 through December 31, 2014, after the Share Exchange for the period from May 15, 2013 through December 31, 2013, and prior to the Share Exchange for the period from January 1, 2013 through May 14, 2013. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, markdowns or commissions.

Fiscal Year 2014	High	Low

4th Quarter (October 1 - December 31, 2014)	$0.99	$0.60
3rd Quarter (July 1 - September 30, 2014)	$0.95	$0.60
2nd Quarter (April 1 - June 30, 2014)	$0.80	$0.23
1st Quarter (January 1 - March 31, 2014)	$0.46	$0.19

Fiscal Year 2013 (Post Share Exchange)	High	Low

4th Quarter (October 1 - December 31, 2013)	$0.48	$0.18
3rd Quarter (July 1 - September 30, 2013)	$0.60	$0.18
2nd Quarter Post-Share Exchange (May 15 - June 30, 2013)	$0.75	$0.12

Fiscal Year 2013 (Pre Share Exchange)	High	Low

2nd Quarter Pre-Share Exchange (April 1 - May 14, 2013)	$0.09	$0.09
1st Quarter (January 1 - March 31, 2013)	$0.10	$0.04

As of March 27, 2015, the last reported sales price of our common stock on the OTCQB was $0.29 per share.

Holders

The number of holders of record of our common stock as of March 27, 2015 was 77. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Dividends

In the past, we have not distributed earnings to our common stockholders. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. For example, our credit agreement with Wells Fargo limits our ability to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we issued an aggregate of 17,182,743 shares of common stock to 14 investors at a weighted average price of $0.55 per share. The proceeds are being used for growth capital expenditures and general working capital requirements.

On January 12, 2015, we issued 1,000,000 shares of our common stock in a private placement at a price of $0.55 per share for gross proceeds of approximately $0.6 million.

We agreed to issue 1,584,250 and 64,364 shares of our common stock during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, to one of our directors in respect of his arrangement of certain of these issuances of common stock. As of December 31, 2014, we have not issued any of these shares to our director, but the obligation to issue 1,584,250 shares in the amount of $0.6 million is recognized on the balance sheet as accounts payable - affiliates.

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

As used in the subsequent discussion, “we”, “our”, and “us” refers to Aly Operating prior to the Merger transaction on May 14, 2013 and to Aly Energy thereafter. For the purposes of discussing and reporting financial information, we do not distinguish between Aly Energy and Aly Operating because the impact of the inclusion of Aly Energy, a “shell company” (as such term is defined in Rule 12b-2 under Exchange Act) prior to the Share Exchange (described in Note 1 to the consolidated financial statements in this Form 10-K), on the consolidated financial statements is immaterial.

Beginning on April 16, 2014, our financial results include the financial results of the business acquired in the United Acquisition. Beginning on July 1, 2014, our financial results include the financial results of Evolution.

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

History and General Description of Our Business

Inception of Aly Operating

On July 17, 2012, Munawar “Micki” Hidayatallah founded and incorporated Aly Operating Inc. (“Aly Operating”), formerly Aly Energy Services Inc., in Delaware with the strategic objective of creating an oilfield manufacturing, distribution and services company that serves exploration and production companies from well planning to plug and abandonment. We intend to grow our business both through organic growth resulting from investment in existing operations and through the acquisition of existing businesses operating in our industry.

Acquisition of Austin Chalk

On October 26, 2012, Aly Operating acquired all of the stock of Austin Chalk Petroleum Services Corp. (“Austin Chalk”) for a total purchase price of $22.5 million. Total consideration included $17.9 million cash (net of cash acquired of approximately $58,000), a payable of $0.8 million and the issuance of 4.0 million shares of Aly Operating Redeemable Preferred Stock, $0.01 par value, at fair value of $3.8 million.

Austin Chalk was founded in 2001 as a provider of high performance, explosion-resistant rental equipment and quality assurance services for land-based horizontal drilling. Austin Chalk currently offers a robust inventory of surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

Share Exchange

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

Acquisition of United Centrifuge

On April 15, 2014, Aly Energy acquired the equity interests of United Centrifuge, LLC (“United”) as well as certain assets used in United’s business that were owned by related parties of United (collectively the “United Acquisition”). In connection with the United Acquisition, United merged with and into Aly Centrifuge Inc. (“Aly Centrifuge”), a wholly-owned subsidiary of Aly Energy. United operates within the solids control and fluids management sectors of the oilfield services and rental equipment industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day. United owns centrifuges which are differentiated from the competition due to the ability to remove the rotating assembly from a centrifuge within 45 minutes while on the rig site minimizing customer down time.

 Total consideration for the United Acquisition of $24.5 million included $15.1 million cash, net of cash acquired of approximately $0.6 million, the issuance of 5,000 shares of redeemable preferred stock at Aly Centrifuge (“Aly Centrifuge Redeemable Preferred Stock”), $0.01 par value, at a fair value of $5.1 million, contingent consideration of up to $5.0 million in aggregate over 3 years at a fair value of $3.5 million, and a payable of $0.8 million. The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017.

Acquisition of Evolution

On July 1, 2014, Aly Energy acquired all of the issued and outstanding stock of Evolution, which specializes in providing MWD services, for total consideration of approximately $2.0 million consisting of the issuance of 3,000,000 shares of Common Stock at an estimated fair value of $1.7 million and a payable of $0.3 million. Subsequent to the acquisition, Aly Energy expanded the Evolution service offering by adding full package directional drilling services. In addition, Aly Energy has invested in the in-house fabrication of MWD kits which we believe provide a technological advantage over other MWD kits on the market.

Overview of Our Business

We are a provider of surface rental equipment, solids control systems, and directional drilling services, including MWD services. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes mud circulating tanks (400 and 500 barrel capacity), mud pumps (diesel and electric), live oil skimming systems with mud gas separators, flare lines with flare stacks, containment systems with stairs, portable mud mixing plants, centrifuges, shakers/vertical dryers, and MWD kits. We also provide personnel at the customer’s well site to operate our equipment in certain product lines, such as skimming systems, centrifuges, downhole drilling motors and MWD kits, and we provide personnel to rig- up/rig-down and haul our equipment to and from the customer's location. We service the Permian Basin (in Texas and New Mexico), Eagle Ford Shale, Utica Shale, Marcellus Shale, Woodford Shale, Granite Wash, Mississippian Lime, and Tuscaloosa Marine Shale. Our primary operating yards, shop and repair facilities, and division management are located in Giddings, Texas, San Angelo, Texas, Prosper, Texas, and Houston, Texas.

We derive the majority of our operating revenues from day rates or hourly rates charged for the rental of our equipment and for the services provided by our personnel. The price we charge for our services depends on both the level of activity within the geographic area in which we operate and also the competitive environment.

Our operating costs do not fluctuate in direct proportion to changes in revenues. Our operating expenses consist of both fixed and variable costs. Although most variable costs are highly correlated with revenues and activity, certain variable costs, such as sub- rental equipment expenses and third party trucking expenses, can be reduced as a percentage of revenues by our investment in new rental and transportation equipment.

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

We operate in the commodity-driven, cyclical oil and gas industry. Since the beginning of 2011 and through mid-2014, the industry operated in an environment where crude oil prices largely avoided this cycle. During the fourth quarter of 2014, crude oil prices significantly declined due to continued growth in U.S. oil production, weakened outlooks for the global economy and continued strong international crude oil supply, especially from OPEC’s unexpected decision to maintain oil production levels. As a result of the weaker crude oil price environment, many crude oil development prospects are or are becoming less economical for many operators, leading to an expected downturn in demand for our products and services and an overall weaker demand for oilfield services.

We experienced reductions in both the pricing and the utilization of our equipment in the fourth quarter of 2014 and we continue to experience such reductions in 2015. Although we have implemented significant cost control efforts in 2015, including headcount reductions and field wage reductions, we may not be able to mitigate the negative impact of the current market conditions on our operations.

We believe we will face significant challenges in 2015, primarily due to anticipated continued volatility in oil and gas prices, and these challenges may have a significant negative impact on our operations, financial results and ability to access capital in 2015 and beyond.

Results of Operations

Our results of operations depend on the demand for our services and our ability to provide high quality equipment and service to satisfy that demand while maintaining an efficient cost structure.

Our results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013 were significantly impacted by the inclusion of the results of United Centrifuge and Evolution, which were acquired on April 16, 2014 and July 1, 2014, respectively. In addition, steady demand for our services in our existing markets and strong demand for our services in our new geographic markets had a positive impact on the results of our legacy business.

Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table summarizes the change in the results of operations of the Company for the year ended December 31, 2014 when compared to the year ended December 31, 2013. The year ended December 31, 2014 includes the financial results of both United and Evolution (the “Acquisitions”) beginning on April 16, 2014 and July 1, 2014, respectively (in thousands):

	For the Years Ended December 31,
	2014	2013

Revenues	$42,504	$18,418
Expenses:
Operating Expenses	23,351	9,875
Depreciation and Amortization	4,959	2,389
Selling, General and Administrative Expenses	5,752	2,399
Corporate Expenses	2,506	1,826

Total Expenses	36,568	16,489

Operating Income	5,936	1,929

Other Expense
Interest Expense	1,033	460
Amortization of Deferred Loan Costs	284	169

Total Other Expense	1,317	629

Income Before Income Taxes	4,619	1,300

Income Tax Expense	2,006	640

Net Income	2,613	660

Preferred Stock Dividends	467	209
Accretion of Preferred Stock, Net	(57)	37

Net Income Available to Common Shareholders	$2,203	$414

Our revenues for the year ended December 31, 2014 were $42.5 million, an increase of 130.8%, compared to $18.4 million for the year ended December 31, 2013. The Acquisitions contributed $18.2 million in revenues during the year ended December 31, 2014. The remaining increase in revenues was due to strong demand for our mud circulating tanks and diesel mud pumps, particularly in the Permian Basin where we began operating in the third quarter of 2013, partially offset by a decline in pricing and demand for our live oil skimming systems. Our revenues generated from the hauling, rig-up/rig-down, and cleaning of our equipment increased to $9.8 million for the year ended December 31, 2014 from $7.1 million for the year ended December 31, 2013 while remaining consistent as a percentage of total revenue due to the strong correlation of the revenue generated by these services to our rental revenues and overall level of activity.

Our operating expenses for the year ended December 31, 2014 increased to $23.4 million, or 54.9% of revenues, compared to $9.9 million, or 53.6% of revenues, for the year ended December 31, 2013. The increase is primarily due to the inclusion of $10.7 million of direct costs from the Acquisitions during the year ended December 31, 2014. The remaining increase is primarily due to increased third-party expenses incurred, typically to sub-rent equipment, haul equipment, and clean equipment, in order to meet the increase in customer demand.

Depreciation and amortization expense increased 107.6% to $5.0 million for the year ended December 31, 2014 compared to $2.4 million for the year ended December 31, 2013. The increase is due primarily to the inclusion of depreciation expense and amortization expense associated with the Acquisitions. Excluding the impact of the Acquisitions, depreciation expense increased during the year ended December 31, 2014 when compared to the year ended December 31, 2013 primarily due to a larger fixed asset base throughout 2014, partially offset by a change in the estimated useful lives of certain types of equipment which became effective on July 1, 2014. Additional detail on the change in accounting estimate is included in Note 2 to the consolidated financial statements of this Form 10-K.

Selling, general and administrative expense increased 139.8% to $5.8 million for the year ended December 31, 2014 compared to $2.4 million for the year ended December 31, 2013. The $3.4 million increase is primarily due to the inclusion of $2.3 million of selling, general and administrative expenses associated with the Acquisitions. The remaining increase is due to increased payroll expense and related burden resulting from the expanding scope of operations and the strengthening of infrastructure to enable efficient growth partially offset by a non-cash adjustment to the fair value of a contingent payment liability.

Corporate expense increased to $2.5 million for the year ended December 31, 2014 compared to $1.8 million for the year ended December 31, 2013 primarily due to the addition of personnel to support the increased size of the organization resulting from the Acquisitions. Corporate expense consisted primarily of payroll for corporate employees (including approximately $0 and $76,000 of stock compensation expense for the years ended December 31, 2014 and 2013, respectively) and legal and professional fees, including audit and accounting fees. During the years ended December 31, 2014 and 2013, legal and professional fees included fees which were non- recurring in nature, primarily related to the Acquisitions and the Share Exchange, of approximately $0.2 million and $0.3 million, respectively.

Interest expense and amortization of deferred loan costs was $1.3 million for the year ended December 31, 2014 compared to approximately $0.6 million for the year ended December 31, 2013. The increase in interest expense and amortization of loan costs for the year ended December 31, 2014 primarily relates to the expansion of our credit facility to $35.0 million in April 2014 from $18.5 million and the additional borrowing incurred in connection with capital investments during the year ended December 31, 2014 to expand our operations. We also incurred additional interest expense related to various capital leases and equipment loans entered into during the year ended December 31, 2014.

Our income tax expense for the year ended December 31, 2014, was $2.0 million, or 43.4% of our income before income taxes, compared to income tax expense of $0.6 million for the year ended December 31, 2013, or 49.2% of our income before income taxes. Income tax expense includes state income tax which is primarily revenue-based and disproportionately increases income tax expense as a percentage of income before income taxes.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities and Exchange Commission.

We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.

We also make certain adjustments to EBITDA for (i) non- recurring expenses, primarily professional fees related to acquisitions, and (ii) non-cash charges, such as bad debt expense, share-based compensation expense, and the changes in fair value of our liability for contingent payments, to derive a normalized EBITDA run-rate excluding additional non- recurring costs and non-cash expenses (“Adjusted EBITDA”), which we believe is a useful measure of operating results and the underlying cash generating capability of our business.

Because EBITDA and Adjusted EBITDA are not measures of financial performance calculated in accordance with GAAP, these metrics should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

EBITDA and Adjusted EBITDA are widely used by investors and other users of our financial statements as supplemental financial measures that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt, pay deferred taxes and fund growth and maintenance capital expenditures. We also believe the disclosure of EBITDA and Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year.

EBITDA and Adjusted EBITDA are also financial metrics used by management (i) as supplemental internal measures for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criteria for annual incentive cash compensation paid to our executive officers and management; (iii)  as a reference point to compare to the EBITDA of other companies when evaluating potential acquisitions; and (iv) as an assessment of our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the years ended December 31, 2014 and 2013, respectively (in thousands):

	For the Years Ended December 31,
	2014	2013

Components of EBITDA:

Net Income	$2,613	$660

Non-GAAP Adjustments:

Depreciation and Amortization	4,959	2,389
Interest Expense, Net	1,317	629
Income Tax Expense	2,006	640

EBITDA	$10,895	$4,318

Adjustments to EBITDA:

Stock-Based Compensation Expense	-	76
Bad Debt Expense	122	113
Fair Value Adjustments to Contingent Payment Liability	(408)	-
Non-Recurring Expenses	311	295
Adjusted EBITDA	$10,920	$4,802

Set forth below are the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by operating activities.

•	EBITDA and Adjusted EBITDA do not reflect the future growth and maintenance capital expenditures,

•

EBITDA and Adjusted EBITDA do not reflect the interest, future principal payments and other financing-related charges necessary to service the debt that we have incurred to finance acquisitions and invest in our fixed asset base,

•	EBITDA and Adjusted EBITDA do not reflect the deferred income taxes that we will eventually have to pay, and

•	EBITDA and Adjusted EBITDA do not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA and Adjusted EBITDA as non-GAAP financial measures by only using EBITDA and Adjusted EBITDA to supplement our GAAP results.

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

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures, estimated contingencies and possible investments in 2015 through projected operating cash flow and our credit facilities. However, we anticipate that continued volatility in oil and gas prices during 2015 will affect our operations, financial results, and ability to access sources of capital. Should our projected cash flow and credit facilities not be sufficient, we may reduce capital expenditures and future investments and/or consider the issuance of debt and/or equity securities.

The net cash provided by or used in our operating, investing, and financing activities during the years ended December 31, 2014 and 2013 is summarized below (in thousands).

	For the Years Ended December 31,
	2014	2013
Cash Provided By/(Used In):
Operating Activities	$4,131	$3,988
Investing Activities	(27,805)	(8,658)
Financing Activities	24,284	4,450
Change in Cash and Cash Equivalents	$610	$(220)

Operating Activities

For the year ended December 31, 2014, we generated $4.1 million of cash from operating activities. Our net income for the period was $2.6 million. Non-cash additions to net income totaled $6.8 million consisting of an aggregate of $5.2 million in depreciation, amortization of intangibles, amortization of deferred loan costs, $1.8 million in deferred taxes, and $0.1 million of bad debt expense, partially offset by a $0.4 million fair value adjustment to a contingent payment liability.

During the year ended December 31, 2014, changes in working capital used $5.2 million in cash. Cash was provided by a net increase in payables and accrued expenses of $1.3 million offset by an increase in accounts receivable and unbilled receivables of approximately $5.7 million, due primarily to an increase in revenues in connection with both our legacy business and the Acquisitions and, to a lesser extent, an increase in length of time between the issuance of invoices and collecting payment. Changes in other current assets resulted in an additional use of cash of $0.8 million.

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

Investing Activities

During the year ended December 31, 2014, we used $27.8 million in investing activities of which $15.1 million was the cash purchase price, net of cash acquired, associated with the United Acquisition. We used $12.9 million of cash to invest in machinery and equipment during the period, including $4.0 million for the cash portion of consideration for the Saskatchewan Equipment Purchase, approximately $1.8 million for the fabrication of 5 new MWD kits, approximately $0.7 million in vertical dryers which was a new rental offering in 2014, and $0.6 million in the fabrication of our unique 400 bbl mud mixing plants.

During the year ended December 31, 2013, we used $8.7 million in investing activities, all consisting of the purchase or fabrication of capital assets, partially offset by $0.3 million of cash acquired from the reverse merger with Preferred Voice.

Financing Activities

During the year ended December 31, 2014, financing activities generated $24.3 million of cash. Net borrowings of $15.4 million during the period resulted from the expansion of our credit facility to finance the United Acquisition. We also issued common equity during the period raising $9.4 million in net proceeds through private placements of our Common Stock. Payment of deferred financing costs used $0.5 million of cash during the period.

During the year ended December 31, 2013, financing activities generated $4.5 million in cash, consisting of $2.3 million of net borrowings under our credit facilities, payment of $0.2 million of deferred loan costs, and proceeds from an equity raise of $2.4 million.

On October 26, 2012, simultaneous with the acquisition of Austin Chalk, we entered into a credit agreement and obtained debt financing of $8.3 million (before deferred loan costs of $0.5 million). The credit facility included an $8.3 million term loan facility with a maturity date of October 26, 2016 and a revolving credit facility up to the lesser of (i) the borrowing base and (ii) $5.0 million with a maturity date of October 26, 2016.

On April 19, 2013, we entered into Amendment No. 1 to the credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures. We were permitted to draw on the delayed draw term loan from time to time up until December 31, 2013 in order to fund up to 80% of the cost of capital expenditures subject to a $5.0 million limit on aggregate borrowings.

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

On November 26, 2014, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures. We were permitted to draw on the delayed draw term loan from time to time up until May 26, 2015 in order to fund up to 80% of the cost of capital expenditures subject to a $5.0 million limit on aggregate borrowings. As of December 31, 2014, we had borrowed $5.0 million under the delayed draw term loan and we have no further availability under the delayed draw term loan.

The obligations under the agreement are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contains customary events of default and covenants including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The borrowing base for the revolving credit facility is determined monthly based upon our receivables.

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities. Our financial covenants include requirements to maintain (i) a consolidated funded debt to EBITDA ratio of not more than 2.75 to 1.00 for the fiscal quarter ended December 31, 2014 and not more than 2.50 to 1.00 for any fiscal quarter ended on or after March 31, 2015, and (ii) a fixed charge coverage ratio of not less than 1.5 to 1.0. We were in compliance with all of our covenants as of December 31, 2014.

Borrowings under the credit facility bear interest, at our option, at the base rate or LIBOR. The annual interest rate on each base rate borrowing is (i) the greatest of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus (ii) a margin between 2.50% and 3.50% (depending on the then current leverage ratio). The interest rate on each LIBOR loan will be the LIBOR rate for the applicable interest period plus a margin between 3.50% and 4.50% (depending on the then-current leverage ratio). For the years ended December 31, 2014 and 2013, interest rates on our borrowings under the credit facility ranged from 3.75% to 4.75% and 3.67% to 4.05%, respectively.

Borrowings under the term loan are repayable in quarterly principal payments of $1.3 million with a balloon payment of the remaining outstanding borrowings on April 30, 2017 and borrowings under the delayed draw term loan are repayable in quarterly principal payments of $0.3 million beginning on June 30, 2015 with a balloon payment of the remaining outstanding borrowings on April 30, 2017. For the year ended December 31, 2013, borrowings under the term loan facility were repayable quarterly in an amount of $0.4 million and there were no required repayments of borrowings under the delayed draw term facility.

At December 31, 2014, there was $21.3 million and $5.0 million of outstanding borrowings under the term loan and the delayed draw term loan, respectively, and no borrowings under the revolving credit facility. At December 31, 2013, there was $6.2 million of outstanding borrowings under the term loan, $4.4 million of outstanding borrowings under the delayed draw term loan, and no borrowings under the revolving credit facility. As of December 31, 2014, we had a borrowing base of $5.0 million under the revolving credit facility that could be borrowed against if necessary. The borrowing base, recalculated monthly, is determined by the balance and aging of our accounts receivable and may decrease subject to a decline in revenue resulting from the current market conditions.

Subordinated Note Payable

On August 15, 2014, we issued a Subordinated Note Payable in connection with the Saskatchewan Equipment Purchase. The Subordinated Note Payable, in the principal amount of $2.0 million, required repayment in four quarterly principal payments of $0.5 million, beginning on March 31, 2015 and ending on the maturity date of December 31, 2015, bearing interest at a rate of 5% per annum on the unpaid principal balance.

On March 18, 2015, the Subordinated Note Payable was amended to extend the final maturity date to June 30, 2017 and to increase the interest rate to 10% per annum. Subsequent to a an aggregate principal and interest payment of approximately $0.6 million on March 31, 2015, all remaining payments of interest and principal will be paid in amounts determined by the Company’s board of directors after reviewing then current market conditions and projected operations subject to approval of the Company’s lenders. The Subordinated Note Payable is generally subordinated in right of payment to the Company’s indebtedness to its lenders.

Equipment Financing and Capital Leases

The Company finances the purchase of certain vehicles and equipment using long-term equipment loans. Repayment occurs over the term of the loan, typically three to five years, in equal monthly installments which include principal and interest. At December 31, 2014 and 2013, we had $0.7 million and $0.0 million outstanding under equipment loans, respectively.

The Company leases certain vehicles and equipment, with the intent to purchase, under non-cancelable capital leases. Some of these leases have end of term lease provisions structured as a Terminal Rental Adjustment Clause (“TRAC”). At the expiration of the lease terms, the equipment will be sold to either the Company or a third party. The proceeds of the sale shall be retained by Wells Fargo Equipment Finance, Inc. (“WFEFI”) until it has recovered 20% of the original equipment cost plus all costs and expenses and unpaid amounts owed by the Company (“Lessor’s Balance”). If the net proceeds are less than the Lessor’s Balance, the Company will be responsible for the shortfall as a terminal rent adjustment. If the net proceeds exceed the Lessor’s Balance, the Company shall receive such excess as an adjustment to rent. The terms of these leases range from three to five years with varying payment dates throughout each month. At December 31, 2014 and 2013, we had $1.3 million and $0.8 million outstanding under capital leases, respectively.

The following table summarizes, as of December 31, 2014, our obligations and commitments to make future payments under our long-term debt and operating leases (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual Obligations
Long-Term Debt	$28,250	$6,250	$22,000	$-	$-
Interest on Long-Term Debt (1)	2,704	1,286	1,418	-	-
Equipment Loans and Capital Leases (2)	2,133	585	1,125	423	-
Operating Leases	1,102	371	527	199	5
Other Contractual Obligations (3)	3,651	882	2,549	220	-

Total	$37,840	$9,374	$27,619	$842	$5

(1)	Interest payments on credit facility and subordinated note calculated at 4.75% and 10.0% per annum, respectively.
(2)	Capital lease amounts include approximately $0.2 million in interest payments.
(3)	Includes payment obligations associated with the acqisition of United for contingent consideration and equipment purchase obligations.

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

Revenue Recognition: The Company generates revenues primarily from renting equipment at per-day rates. In connection with certain of its solids control and skimming operations and in connection with its newly acquired directional drilling and MWD operations, the Company also provides personnel to operate its equipment at the customer’s location at per-day or per-hour rates. In addition, the Company may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned and when collectability is reasonably assured.

Accounts Receivable, Unbilled Receivables and Allowance for Doubtful Accounts: Accounts receivable and unbilled receivables are stated at the amount which has been or will be billed to customers. Once billed, customer payments are typically due within 30 days. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments. At December 31, 2014 and 2013, the allowance for doubtful accounts was approximately $0.2 million and $90,000, respectively.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income.

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

Goodwill and Intangible Assets: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. Impairment testing is conducted for Aly Energy at the reporting unit level which is one level below our reporting segment level.

Our detailed impairment testing involves comparing the fair value of our reporting units to their respective carrying values, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the Company. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the Company exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes valuing the tangible and intangible assets and liabilities of the Company as if the Company had been acquired in a business combination. Then, the implied fair value of the Company’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the Company’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on Aly Energy. Critical assumptions include projected revenue growth, gross profit margins, selling, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. We use the capital asset pricing model to estimate the discount rates used in the discounted cash flow models.

The annual goodwill impairment testing has been completed for the Company during the fourth quarter and, as the fair value of the Company was in excess of its carrying value, it has been determined that our goodwill is not impaired.

We have approximately $10.5 million of intangible assets, net of $2.1 million of amortization as of December 31, 2014. Our intangible assets have useful lives ranging from two to ten years and each intangible asset is amortized on a straight-line basis over the course of its useful life.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

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

Management with the participation of the Company’s principal executive and financial officers assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

/s/ Munawar H. Hidayatallah

Munawar H. Hidayatallah

Chairman and Chief Executive Officer

(Principal Executive Officer)

March 31, 2015

/s/ Alya Hidayatallah

Alya Hidayatallah

Chief Financial Officer

(Principal Financial Officer)

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aly Energy Services, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Aly Energy Services, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2014 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aly Energy Services, Inc. and Subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aly Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Aly Energy Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY, LLP

Houston, Texas

April 10, 2014

ALY ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31, 2014	December 31, 2013

Assets
Current Assets
Cash and Cash Equivalents	$2,050	$1,440
Accounts Receivable, Net of Allowance for Doubtful Accounts of $178 and $90, Respectively	11,053	3,327
Unbilled Receivables	2,479	882
Inventory	431	43
Deferred Tax Assets	57	-
Prepaid Expenses and Other Current Assets	757	279

Total Current Assets	16,827	5,971

Property and Equipment, Net	56,484	21,423

Intangible Assets, Net	10,475	4,121
Goodwill	11,407	8,834
Deferred Loan Costs, Net	768	515
Deferred Tax Assets	774	131
Other Assets	12	17

Total Assets	$96,747	$41,012

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$4,628	$1,131
Accounts Payable - Affiliates	590	-
Accrued Expenses	2,453	964
Deferred Tax Liabilities	58	277
Current Portion of Long-Term Debt	6,758	2,881
Current Portion of Contingent Payment Liability	876	-

Total Current Liabilities	15,363	5,253

Long-Term Debt, Net of Current Portion	23,455	8,532
Deferred Tax Liabilities	12,910	6,945
Contingent Payment Liability, Net of Current Portion	2,233	-
Other Long-Term Liabilities	28	35

Total Liabilities	53,989	20,765

Commitments and Contingencies (See Note 6)

Aly Operating Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at December 31, 2014 and 2013	4,382	4,132
Aly Centrifuge Redeemable Preferred Stock, $0.01 par value, 15,000 shares authorized, 9,252 shares issued and outstanding as of December 31, 2014 and 0 shares authorized, issued and outstanding as of December 31, 2013	9,584	-

	13,966	4,132

Stockholders' Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 110,224,787 issued and 110,220,287 outstanding as of December 31, 2014 and 100,000,000 shares authorized, 90,042,044 issued and 90,037,544 outstanding as of December 31, 2013	112	92
Treasury Stock, 4,500 shares at Cost	(2)	(2)
Additional Paid-In-Capital	24,811	14,767
Retained Earnings	3,871	1,258

Total Stockholders' Equity	28,792	16,115

Total Liabilities and Stockholders' Equity	$96,747	$41,012

The accompanying notes are an integral part of these consolidated financial statement

ALY ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2014	2013

Revenues	$42,504	$18,418
Expenses:
Operating Expenses	23,351	9,875
Depreciation and Amortization	4,959	2,389
Selling, General and Administrative Expenses	8,258	4,225

Total Expenses	36,568	16,489

Operating Income	5,936	1,929

Interest Expense, Net	1,317	629

Income Before Income Tax	4,619	1,300

Income Tax Expense	2,006	640

Net Income	2,613	660

Preferred Stock Dividends	467	209
Accretion of Preferred Stock, Net	(57)	37

Net Income Available to Common Stockholders	$2,203	$414

Basic Net Income per Common Share	$0.02	$0.01
Diluted Net Income per Common Share	$0.02	$0.01

Basic Average Common Shares Outstanding	103,104,082	72,129,439
Diluted Average Common Shares Outstanding	110,352,607	72,129,439

The accompanying notes are an integral part of these consolidated financial statement

ALY ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except shares)

	Shares of Common Stock
	Issued	Outstanding	In Treasury	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Total

Balance at January 1, 2013	6,130,184	6,125,684	4,500	$6	$20,482	$(2)	$(20,220)	$266
Reverse Merger Transaction	67,967,763	67,967,763	-	68	(7,889)	-	20,818	12,997
Equity Offering	15,744,997	15,744,997	-	16	2,346	-	-	2,362
Stock-Based Compensation	199,100	199,100	-	2	74	-	-	76
Preferred Stock Dividends	-	-	-	-	(209)	-	-	(209)
Accretion of Preferred Stock, Net	-	-	-	-	(37)	-	-	(37)
Net Income	-	-	-	-	-	-	660	660

Balance at December 31, 2013	90,042,044	90,037,544	4,500	$92	$14,767	$(2)	$1,258	$16,115

Issuance of Common Stock, Net	17,182,743	17,182,743	-	17	8,807	-	-	8,824
Issuance of Common Stock (Evolution)	3,000,000	3,000,000	-	3	1,647	-	-	1,650
Preferred Stock Dividends	-	-	-	-	(467)	-	-	(467)
Accretion of Preferred Stock, Net	-	-	-	-	57	-	-	57
Net Income	-	-	-	-	-	-	2,613	2,613

Balance at December 31, 2014	110,224,787	110,220,287	4,500	$112	$24,811	$(2)	$3,871	$28,792

The accompanying notes are an integral part of these consolidated financial statement

ALY ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013

Cash Flows from Operating Activities
Net Income	$2,613	$660
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization of Property and Equipment	3,450	1,867
Amortization of Deferred Loan Costs	284	169
Amortization of Intangible Assets	1,509	522
Stock-Based Compensation Expense	-	76
Bad Debt Expense	122	113
Fair Value Adjustments to Contingent Payment Liability	(408)	-
Loss on Disposal of Asset	16	-
Deferred Taxes	1,786	744
Changes in Operating Assets and Liabilities, Net of Effects of Business Acquisition
Accounts Receivable	(4,205)	1,052
Unbilled Receivables	(1,540)	(882)
Inventory	(388)	(43)
Prepaid Expenses and Other Assets	(458)	4
Accounts Payable	1,489	499
Accounts Payable - Affiliates	(1,161)	(761)
Accrued Expenses and Other Liabilities	1,022	(32)

Net Cash Provided by Operating Activities	4,131	3,988

Cash Flows from Investing Activities
Purchase of Property and Equipment	(12,909)	(8,924)
Net Cash Paid for Acquisition of United	(15,063)	-
Net Cash Acquired from Acquisition of Evolution	167	-
Net Cash Acquired from Reverse Merger	-	266

Net Cash Used in Investing Activities	(27,805)	(8,658)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock, Net of Transaction Cost	9,433	2,362
Proceeds on Borrowing on Debt	34,304	6,725
Repayment of Debt	(18,921)	(4,473)
Payment of Deferred Loan Costs	(532)	(164)

Net Cash Provided By Financing Activities	24,284	4,450

Net Increase/(Decrease) in Cash and Cash Equivalents	610	(220)

Cash and Cash Equivalents, Beginning of Year	1,440	1,660
Cash and Cash Equivalents, End of Year	$2,050	$1,440

The accompanying notes are an integral part of these consolidated financial statement

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Aly Operating Inc. (“Aly Operating”), formerly Aly Energy Services Inc., was incorporated in Delaware on July 17, 2012, for the purpose of creating an oilfield manufacturing, distribution and services company that serves exploration and production companies from well planning to plug and abandonment.

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

On April 15, 2014, Aly Energy acquired the equity interests of United Centrifuge, LLC (“United”) as well as certain assets used in United’s business that were owned by related parties of United (collectively the “United Acquisition”). In connection with the United Acquisition, United merged with and into Aly Centrifuge Inc. (“Aly Centrifuge”), a wholly-owned subsidiary of Aly Energy. United operates within the solids control and fluids management sectors of the oilfield services and rental equipment industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day.

On July 1, 2014, the Company acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”), an operator of Measurement-While-Drilling (“MWD”) downhole tools.

The Company, which has three wholly-owned subsidiaries, Aly Operating, Aly Centrifuge and Evolution, operates as one business segment which services customers within the United States.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Aly Energy and its subsidiaries on the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Revenue Recognition: The Company generates revenues primarily from renting equipment at per-day rates. In connection with certain of its solids control and skimming operations and in connection with its newly acquired directional drilling and MWD operations, the Company also provides personnel to operate its equipment at the customer’s location at per-day or per-hour rates. In addition, the Company may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned and when collectability is reasonably assured.

Cash and Cash Equivalents: For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand and balances in operating bank accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 and 2013.

Accounts Receivable, Unbilled Receivables and Allowance for Doubtful Accounts: Accounts receivable and unbilled receivables are stated at the amount which has been or will be billed to customers. Once billed, customer payments are typically due within 30 days. The Company provides an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments. At December 31, 2014 and 2013, the allowance for doubtful accounts was approximately $0.2 million and $90,000, respectively.

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

The Company measures its liability for contingent payments at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a roll forward of the fair value of our liability for contingent payments which includes Level 3 measurements (in thousands):

	For the Years Ended
	December 31,
	2014	2013

Fair Value, Beginning of Period	$-	$-

Additions	3,517	-
Changes in Fair Value	(408)	-
Payments	-	-

Fair Value, End of Period	$3,109	$-

Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income.

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

	Estimated Useful Lives	December 31, 2014	December 31, 2013

Machinery and Equipment	1-20 years	$55,353	$19,527
Vehicles, Trucks & Trailers	5-7 years	5,243	3,795
Office Furniture, Fixtures and Equipment	3-7 years	366	93
Leasehold Improvements	Remaining Term of Lease	180	48

		61,142	23,463
Less: Accumulated Depreciation and Amortization		(5,615)	(2,185)

		55,527	21,278
Assets Not Yet Placed In Service		957	145

Property and Equipment, Net		$56,484	$21,423

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In determining the change in estimated useful lives, the Company, with input from management and operations, considered its experience with using these types of equipment. The Company concluded that, with proper maintenance, the types of equipment listed above still operate effectively up to the revised estimates for useful lives. Under the accounting standard related to changes in accounting estimates, the change in the estimated useful lives of certain of the Company’s property, plant and equipment was accounted for as a change in accounting estimate on a prospective basis effective July 1, 2014. The change in estimated useful lives of certain of the Company’s property, plant and equipment resulted in less depreciation expense than would have otherwise been recorded and, ultimately, resulted in an increase in net income for the year ended December 31, 2014 above what would have otherwise been recorded. The impact of the change in estimate is shown below (in thousands, except per share amounts):

For the Year Ended December 31, 2014

Increase in Net Income	$389

Basic Net Income per Common Share	$0.00
Diluted Net Income per Common Share	$0.00

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was approximately $3.5 million and $1.9 million, respectively.

Impairment of Long-Lived Assets: Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value with the carrying value of the related assets. The Company recorded no impairment for the years ended December 31, 2014 and 2013.

Goodwill: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. Impairment testing is conducted at the reporting unit level which is one level below our reporting segment level.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our detailed impairment testing involves comparing the fair value of our reporting units to their respective carrying values, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the Company. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the Company exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes valuing the tangible and intangible assets and liabilities of the Company as if the Company had been acquired in a business combination. Then, the implied fair value of the Company’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the Company’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on Aly Energy. Critical assumptions include projected revenue growth, gross profit margins, selling, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. We use the capital asset pricing model to estimate the discount rates used in the discounted cash flow models.

The annual goodwill impairment testing has been completed for the Company during the fourth quarter and, as the fair value of the Company was in excess of its carrying value, the Company has determined that goodwill is not impaired.

	For the Years Ended
	December 31,
	2014	2013

Beginning Balance	$8,834	$8,834

Acquisitions	2,573	-
Disposals and Impairments	-	-

Ending Balance	$11,407	$8,834

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	December 31, 2014	December 31, 2013

Customer Relationships	2-10 years	$5,441	$3,141
Trade Name	4-10 years	2,355	1,098
Non-Compete	4-5 years	2,586	491
Sales Contract	4 years	524	-
Supply Agreement	4 years	1,686	-

		12,592	4,730
Less: Accumulated Amortization		(2,117)	(609)
Intangible Assets, Net		$10,475	$4,121

Total amortization expense for the years ended December 31, 2014 and 2013 was approximately $1.5 million and $0.5 million, respectively.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2015	$2,061
2016	1,983
2017	1,967
2018	1,114
2019	750
Thereafter	2,600
$10,475

Deferred Loan Costs: Costs incurred to obtain financing are capitalized and amortized on a straight-line basis over the term of the loan, which approximates the effective interest method. These costs are classified within interest expense on the accompanying consolidated statements of income and are approximately $0.3 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

Estimated future amortization expense relating to deferred loan costs is as follows (in thousands):

Year Ending December 31,
2015	$329
2016	329
2017	110
$768

Deferred loan costs and accumulated amortization were approximately $1.3 million and $0.5 million, respectively, as of December 31, 2014. Deferred loan costs and accumulated amortization were $0.7 million and $0.2 million, respectively, as of December 31, 2013.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of income for the years ended December 31, 2014 and 2013. The Company had no uncertain tax positions as of December 31, 2014.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications, including a reclassification of a significant portion of payroll expense and other direct expenses from selling, general and administrative expenses to operating expenses, have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is still evaluating the impact, if any, from this guidance and has not yet selected a method of transition.

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

NOTE 3 – BUSINESS COMBINATION

United Acquisition

On April 15, 2014, Aly Energy acquired the equity interests of United as well as certain assets used in United’s business that were owned by related parties of United. The acquisition expanded Aly Energy’s service offering by adding solids control services and expanded Aly Energy’s geographical footprint into the Northeast. Total consideration for the United Acquisition was approximately $24.5 million, comprised of the following (in thousands):

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Consideration Paid, Net of Cash Acquired	$15,063
Fair Value of Aly Centrifuge Redeemable Preferred Stock Issued	5,101
Fair Value of Contingent Consideration	3,517
Accounts Payable - Affiliates	821
Total Consideration	$24,502

The cash portion of the consideration was $15.1 million, net of cash acquired of $0.6 million. Redeemable preferred stock issued as consideration in the United Acquisition (“Aly Centrifuge Redeemable Preferred Stock”) consists of 5,000 shares with an estimated fair value of $5.1 million (Note 9). The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017; provided, however, that the aggregate contingent consideration will not exceed $5.0 million.

The business combination was accounted for using the acquisition method of accounting and the purchase price was allocated to the net assets acquired at their estimated fair value. The preliminary purchase price was allocated to the net assets acquired upon their estimated fair value as follows (in thousands):

Current Assets	$2,981
Property and Equipment	18,170
Intangible Assets	6,105
Goodwill	2,309

Total Assets Acquired	29,565

Liabilities Assumed	2,401
Deferred Tax Liabilities	2,662

Total Liabilities Assumed	5,063

Net Assets Acquired	$24,502

Goodwill, which is not deductible for tax purposes, has a total value of $2.3 million primarily attributable to the rapid growth opportunities that the acquisition could provide to Aly Energy’s existing operations through geographic expansion and opportunities to cross-sell and bundle other product offerings of Aly Energy. Other intangible assets have a total value of $6.1 million with a weighted average amortization period of 7 years. Other intangible assets consist of customer relationships of $2.2 million, amortizable over 10 years, trade name of $1.1 million, amortizable over 10 years, a non-compete agreement of $1.1 million, amortizable over 4 years, and a supply agreement of $1.7 million, amortizable over 4 years. Included within liabilities assumed is $0.3 million of capital leases.

In the June 30, 2014 and September 30, 2014 condensed consolidated financial statements, the initial accounting for the business combination was not completed pending tax to book reconciliations. The amounts of the adjustments to the provisional values are recognized during the year ended December 31, 2014. Therefore, the Company discloses that the June 30, 2014 and September 30, 2014 comparative data is retrospectively adjusted to increase the value of goodwill by approximately $0.3 million and to increase deferred tax liabilities by approximately $0.3 million.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We incurred approximately $0.1 million of transaction costs associated with the United Acquisition, primarily consisting of professional services fees, which are included in selling, general and administrative expenses during the year ended December 31, 2014. Selling, general and administrative expenses also include approximately $22,000 of expense related to working capital adjustments and approximately $41,000 of expense related to settlements of pre-acquisition claims.

During the year ended December 31, 2014, the United Acquisition contributed $12.6 million in revenues to the consolidated financial results of the Company. The United Acquisition contributed approximately $1.1 million of net income available to common stockholders, prior to any allocation of the Company’s financing costs and corporate expenses, to the consolidated financial results of the Company during the year ended December 31, 2014.

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information reflects the consolidated statements of income of the Company as if the United Acquisition had occurred as of January 1, 2013. The pro forma information includes adjustments primarily related to the elimination of a revenue sharing arrangement, depreciation expense on fixed assets acquired, amortization of intangible assets acquired, interest expense associated with the expansion of the credit facility to finance the United Acquisition, and the dividends and amortization associated with the issuance of the Aly Centrifuge Redeemable Preferred Stock. The pro forma combined financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands, except per share data):

(Unaudited)
	For the Years Ended
	December 31,
	2014	2013

Revenues	$47,285	$30,733

Net Income Available to Common Stockholders	$2,543	$2,140

Basic and Diluted Net Income per Common Share	$0.02	$0.03

Evolution Acquisition

On July 1, 2014, Aly Energy acquired all of the issued and outstanding stock of Evolution. The acquisition expanded Aly Energy’s service offering by adding MWD services. Total consideration was approximately $2.0 million, comprised of the following (in thousands):

Fair Value of Common Stock Issued	$1,650
Accounts Payable - Affiliates	340
Total Consideration	$1,990

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock issued as consideration for the acquisition of Evolution consists of 3,000,000 shares with an estimated fair value of $1.7 million as of the date of the acquisition. At closing, 1,000,000 shares of Common Stock were subject to a 6-month holdback for general indemnification purposes pursuant to the purchase agreement. As of December 31, 2014, all shares have been released to the sellers and no further cash payments are due to the sellers.

The business combination was accounted for using the acquisition method of accounting and the purchase price was allocated to the net assets acquired at their estimated fair value. The preliminary purchase price was allocated to the net assets acquired upon their estimated value as follows (in thousands):

Current Assets	$902
Property and Equipment	62
Intangible Assets	1,758
Goodwill	264
Total Assets Acquired	2,986
Liabilities Assumed	398
Deferred Tax Liabilities	598
Total Liabilities Assumed	996
Net Assets Acquired	$1,990

Goodwill, which is not tax deductible, has a value of $0.3 million and is primarily attributable to the cross-selling opportunities that Evolution could provide to the existing Aly Energy operations. Other intangible assets have a total value of $1.8 million with a weighted average amortization period of 4 years. Other intangible assets consist of customer relationships of $0.1 million, amortizable over 1.5 years, trade name of $0.2 million, amortizable over 4.5 years, a sales contract of $0.5 million, amortizable over 3.5 years, and a non-compete agreement of $1.0 million, amortizable over 4 years.

We incurred approximately $30,000 of transaction costs associated with the acquisition of Evolution, primarily consisting of professional services fees, which are included in selling, general and administrative expenses during the year ended December 31, 2014.

During the year ended December 31, 2014, Evolution contributed $5.6 million of revenues to the consolidated financial results of the Company. Subsequent to the date of acquisition, Evolution generated a net loss of approximately $0.3 million, prior to any allocation of the Company’s financing costs and corporate expenses, which is included in the consolidated financial results of the Company during the year ended December 31, 2014.

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2014	2013
Credit Facility
Term Loan	$21,250	$6,188
Delayed Draw Term Loan	5,000	4,375
Subordinated Note Payable	2,000	-
Equipment Financing and Capital Leases	1,963	850
	30,213	11,413
Less: Current Portion	(6,758)	(2,881)
Long-Term Debt, Net of Current Portion	$23,455	$8,532

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

On October 26, 2012, simultaneous with the acquisition of Austin Chalk, we entered into a credit agreement and obtained debt financing of $8.3 million (before deferred loan costs of $0.5 million). The credit facility included an $8.3 million term loan facility with a maturity date of October 26, 2016 and a revolving credit facility up to the lesser of (i) the borrowing base and (ii) $5.0 million with a maturity date of October 26, 2016.

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

On November 26, 2014, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures. We were permitted to draw on the delayed draw term loan from time to time up until May 26, 2015 in order to fund up to 80% of the cost of capital expenditures subject to a $5.0 million limit on aggregate borrowings. As of December 31, 2014, we had borrowed $5.0 million under the delayed draw term loan and we have no further availability under the delayed draw term loan.

The obligations under the agreement are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contains customary events of default and covenants including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The borrowing base for the revolving credit facility is determined monthly based upon our receivables.

The Company is required to satisfy certain financial and reporting covenants in conjunction with our debt facilities. Our financial covenants include requirements to maintain (i) a consolidated funded debt to EBITDA ratio of not more than 2.75 to 1.00 for the fiscal quarter ended December 31, 2014 and not more than 2.50 to 1.00 for any fiscal quarter ended on or after March 31, 2015, and (ii) a fixed charge coverage ratio of not less than 1.5 to 1.0. We were in compliance with all of our covenants as of December 31, 2014.

Borrowings under the credit facility bear interest, at our option, at the base rate or LIBOR. The annual interest rate on each base rate borrowing is (i) the greatest of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus (ii) a margin between 2.50% and 3.50% (depending on the then current leverage ratio). The interest rate on each LIBOR loan will be the

LIBOR rate for the applicable interest period plus a margin between 3.50% and 4.50% (depending on the then-current leverage ratio). For the years ended December 31, 2014 and 2013, interest rates on our borrowings under the credit facility ranged from 3.75% to 4.75% and 3.67% to 4.05%, respectively.

Borrowings under the term loan are repayable in quarterly principal payments of $1.3 million with a balloon payment of the remaining outstanding borrowings on April 30, 2017 and borrowings under the delayed draw term loan are repayable in quarterly principal payments of $0.3 million beginning on June 30, 2015 with a balloon payment of the remaining outstanding borrowings on April 30, 2017. For the year ended December 31, 2013, borrowings under the term loan facility were repayable quarterly in an amount of $0.4 million and there were no required repayments of borrowings under the delayed draw term facility.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, we had a borrowing base of $5.0 million under the revolving credit facility that could be borrowed against if necessary. The borrowing base, recalculated monthly, is determined by the balance and aging of our accounts receivable and may decrease subject to a decline in revenue resulting from the current market conditions.

Subordinated Note Payable

On August 15, 2014, we issued a Subordinated Note Payable in connection with the Saskatchewan Equipment Purchase. The Subordinated Note Payable, in the principal amount of $2.0 million, required repayment in four quarterly principal payments of $0.5 million, beginning on March 31, 2015 and ending on the maturity date of December 31, 2015, bearing interest at a rate of 5% per annum on the unpaid principal balance.

On March 18, 2015, the Subordinated Note Payable was amended to extend the final maturity date to June 30, 2017 and to increase the interest rate to 10% per annum. Subsequent to a an aggregate principal and interest payment of approximately $0.6 million on March 31, 2015, all remaining payments of interest and principal will be paid in amounts determined by the Company’s board of directors after reviewing then current market conditions and projected operations subject to approval of the Company’s lenders. The Subordinated Note Payable is generally subordinated in right of payment to the Company’s indebtedness to its lenders.

Future maturities of long-term debt, including the term loan, the delayed draw term loan, and the subordinated note payable, as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$6,250
2016	6,000
2017	16,000
$28,250

Equipment Financing and Capital Leases

The Company finances the purchase of certain vehicles and equipment using long-term equipment loans. Repayment occurs over the term of the loan, typically three to five years, in equal monthly installments which include principal and interest. At December 31, 2014 and 2013, we had $0.7 million and $0.0 million outstanding under equipment loans, respectively.

The Company leases certain vehicles and equipment, with the intent to purchase, under non-cancelable capital leases. Some of these leases have end of term lease provisions structured as a Terminal Rental Adjustment Clause (“TRAC”). At the expiration of the lease terms, the equipment will be sold to either the Company or a third party. The proceeds of the sale shall be retained by Wells Fargo Equipment Finance, Inc. (“WFEFI”) until it has recovered 20% of the original equipment cost plus all costs and expenses and unpaid amounts owed by the Company (“Lessor’s Balance”). If the net proceeds are less than the Lessor’s Balance, the Company will be responsible for the shortfall as a terminal rent adjustment. If the net proceeds exceed the Lessor’s Balance, the Company shall receive such excess as an adjustment to rent. The terms of these leases range from three to five years with varying payment dates throughout each month. At December 31, 2014 and 2013, we had $1.3 million and $0.8 million outstanding under capital leases, respectively.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments under capital leases for the next five years are as follows (in thousands):

Year Ending December 31,
2015	$585
2016	585
2017	540
2018	389
2019	34
Total Payments	2,133
Less: Amount Representing Interest	(170)
Present Value of Minimum Lease Payments	1,963
Less: Current Portion of Capital Leases	(508)
$1,455

NOTE 5 – SIGNIFICANT CUSTOMERS

During the year ended December 31, 2014, approximately $12.3 million or 29.3% of the Company’s revenues were derived from three customers. Amounts due from these customers included in accounts receivable and unbilled receivables at December 31, 2014 are approximately $2.7 million.

During the year ended December 31, 2013, a substantial portion of the Company’s revenues was derived from two customers with revenues totaling approximately $8.8 million or 48.1% of total revenues. Amounts from these customers included in accounts receivable and unbilled receivables on the balance sheet at December 31, 2013 are approximately $1.4 million.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to certain claims arising in the ordinary course of business. Management does not believe that any claims will have a material adverse effect on the Company’s financial position or results of operations.

In November 2014, Kenneth Slusher filed a lawsuit on behalf of himself and others in the U.S. District Court, Southern District of Texas, based on the Fair Labor Standards Act (“FLSA”), alleging that he and others were not paid overtime wages for the prior three years. Aly Centrifuge was served with this lawsuit in March 2015 and has answered the complaint.

 In February 2015, Michael Mallett filed a similar lawsuit against Aly Centrifuge in the U.S. District Court, Western District of Texas. Aly Centrifuge answered this complaint in February 2015. The plaintiff’s attorney in the Slusher lawsuit has filed a motion to intervene and transfer the Mallett lawsuit to Houston, which motion is pending.

Based upon information known to date, the range of estimated loss if the plaintiffs were to prevail on their claims is currently estimated not to exceed $250,000 in damages, exclusive of attorneys’ fees. We intend to vigorously defend any assertions related to the above lawsuits. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases certain property and equipment under non-cancelable operating leases. The term of the operating leases generally range from one to five years.

Lease expense under all operating leases totaled approximately $0.3 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2015	$371
2016	277
2017	250
2018	138
2019	61
2020	5
Total	$1,102

NOTE 7 – RELATED PARTY TRANSACTIONS

Rent expense paid to an affiliate was approximately $66,000 and $57,000 for the years ended December 31, 2014 and 2013, respectively. In 2014, we extended the lease term by an additional three year period until December 31, 2017, with rent at a rate of $69,000 per year.

During the year ended December 31, 2014, we agreed to issue 1,584,250 shares of our common stock to one of our directors in respect of his arrangement of transactions to raise equity from non-U.S. investors for Aly Energy. As of December 31, 2014, we have not issued these shares to our director, but the obligation in the amount of $0.6 million is recognized on the consolidated balance sheet in accounts payable - affiliates.

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2014	2013
Current Provision:
Federal	$-	$(228)
State	208	123
Total Current Provision	208	(105)
Deferred Benefit:
Federal	1,650	745
State	148	-
Total Deferred Benefit	1,798	745
Provision for Income Taxes	$2,006	$640

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory tax rates to the Company’s effective tax rate:

	For the Years Ended December 31,
	2014	2013
Federal Statutory Rate	34.00%	34.00%
State Taxes, Net of Federal Benefit	5.86%	6.26%
Permanent Differences	3.83%	8.12%
Other	(0.25%)	0.81%
Effective Income Tax Rate	43.44%	49.19%

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,	December 31,
	2014	2013
Deferred Tax Assets:
Allowance for Doubtful Accounts	$57	$-
Current Deferred Tax Assets	57	-
Net Operating Loss	646	111
Foreign Tax Credit	81	-
Start-Up Costs	21	20
State Net Operating Loss, Net of Federal Benefit	9	-
Charitable Contributions and Other	17	-
Non-Current Deferred Tax Assets	774	131
Total Deferred Tax Assets	831	131
Deferred Tax Liabilities:
Cash to Accrual Adjustment	-	194
Prepaid Assets	58	83
Current Deferred Tax Liabilities	58	277
Property and Equipment	9,728	5,544
Intangibles	3,182	1,401
Non-Current Deferred Tax Liabilities	12,910	6,945
Total Deferred Tax Liabilities	12,968	7,222
Net Deferred Tax Liabilities	$12,137	$7,091

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has identified its major taxing jurisdictions as the United States of America and Texas. The Company’s U.S. federal income tax returns for the tax years 2011 and forward remain open to examination under the applicable federal statute of limitations provisions. The Company’s Texas franchise tax returns for the tax years 2010 and forward remain open to examination under Texas statute of limitations provisions. None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.

The Company is primarily subject to the Texas Franchise Tax, which is determined by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax.

NOTE 9 – REDEEMABLE PREFERRED STOCK

Two of the Company’s subsidiaries have redeemable preferred stock outstanding as of December 31, 2014. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk (“Aly Operating Redeemable Preferred Stock”) and Aly Centrifuge issued the Aly Centrifuge Redeemable Preferred Stock in connection with the United Acquisition.

Aly Operating Redeemable Preferred Stock

As part of the acquisition of Austin Chalk, Aly Operating agreed to issue up to 4 million shares of Aly Operating Redeemable Preferred Stock, with a par value of $0.01, to the seller, with a fair value and liquidation value of $3.8 million and $4.0 million, respectively. The preferred stock was valued as of the date of acquisition by discounting the sum of (i) the liquidation value at issuance and (ii) the future cumulative accrued dividends as of the date of optional redemption for a lack of marketability. The first tranche of 2 million shares was issued on December 31, 2012 and the second tranche of 2 million shares was issued on March 31, 2013.

The Aly Operating Redeemable Preferred Stock is entitled to a cumulative paid- in-kind dividend of 5% per year on its liquidation preference, compounded quarterly. Aly Operating is not required to pay cash dividends.

The holder of the Aly Operating Redeemable Preferred Stock and Aly Operating can, at either’s option, require the other party to redeem the preferred stock for cash on the fourth anniversary of the closing date of the sale or October 26, 2016. However, there is no requirement for either party to redeem the preferred stock.

The rights of the preferred stock also include the right to exchange into shares of Company common stock or to redeem the preferred stock for cash should the Company transact a liquidity event, as defined in the agreement, or if the Company transacts an initial public offering, as defined in the agreement. The conversion ratio, determined by a calculation defined in the agreement of which the components include trailing twelve month financial performance and magnitude of investment in new equipment, is undeterminable until the Aly Operating Redeemable Preferred Stock becomes exchangeable into common shares.

The Aly Operating Redeemable Preferred Stock is classified outside of permanent equity in the Company’s consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Operating to redeem the Aly Operating Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares):

		Number of
	Carrying Value	Outstanding	Liquidation
	of Aly	Aly Operating	Value of Aly
	Operating	Redeemable	Operating
	Redeemable	Preferred	Redeemable
	Preferred Stock	Shares	Preferred Stock

January 1, 2013	$1,943	2,000,000	$4,036
Issuance	1,943	2,000,000	-
Accrued Dividends	209	-	209
Accretion	37	-	-
December 31, 2013	4,132	4,000,000	4,245
Accrued Dividends	213	-	213
Accretion	37	-	-
December 31, 2014	$4,382	4,000,000	$4,458

Aly Centrifuge Redeemable Preferred Stock

On April 15, 2014, as part of the United Acquisition, Aly Centrifuge issued 5,000 shares of Aly Centrifuge Redeemable Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a fair value and liquidation value of $5.1 million and $5.0 million, respectively. The preferred stock was valued as of the date of acquisition by discounting the sum of (i) the value of the preferred stock without a conversion option using the option pricing method and (ii) the value of the conversion option using the Black-Scholes option pricing model for a lack of marketability. As of December 31, 2014, 1,000 shares of Aly Centrifuge Redeemable Preferred Stock remain subject to an 18-month holdback for general indemnification purposes pursuant to the purchase agreement.

On August 15, 2014, in connection with the Saskatchewan Equipment Purchase, Aly Centrifuge issued an additional 4,000 shares of Aly Centrifuge Redeemable Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a fair value and liquidation value of $4.3 million and $4.0 million, respectively. The preferred stock was valued as of the date of the equipment purchase by discounting the sum of (i) the value of the preferred stock without a conversion option using the option pricing method and (ii) the value of the conversion option using the Black-Scholes option pricing model for a lack of marketability.

The Aly Centrifuge Redeemable Preferred Stock is entitled to a cumulative paid-in-kind dividend of 5% per year on its liquidation preference, compounded quarterly. During the year ended December 31, 2014, Aly Centrifuge issued 252 shares as paid-in-kind dividends. Aly Centrifuge is not required to pay cash dividends.

The holder of the Aly Centrifuge Redeemable Preferred Stock and Aly Centrifuge can, at either’s option, require the other party to redeem the preferred stock for cash on or after December 31, 2016. However, there is no requirement for either party to redeem the preferred stock.

Aly Centrifuge Redeemable Preferred Stock also includes the right to exchange into shares of Company common stock on any date, from time to time, at the option of the holder, into the number of shares equal to the quotient of (i) the sum of (A) the liquidation preference plus (B) an amount per share equal to accrued but unpaid dividends not previously added to the liquidation preference on such share of preferred stock, divided by (ii) 1,000, and (iii) multiplied by the exchange rate in effect at such time. The exchange rate currently in effect is 1,428.57 or $0.70 per share of Company common stock.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Aly Centrifuge Redeemable Preferred Stock is classified outside of permanent equity in the Company’s consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares, and per share amounts):

		Number of
	Carrying Value	Outstanding	Liquidation
	of Aly	Aly Centrifuge	Value of Aly
	Centrifuge	Redeemable	Centrifuge
	Redeemable	Preferred	Redeemable
	Preferred Stock	Shares	Preferred Stock
January 1, 2014	$-	-	$-
Issuance	9,424	9,000	9,000
Accrued Dividends	254	252	254
Amortization	(94)	-	-
December 31, 2014	$9,584	9,252	$9,254

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock (“Common Shares”) outstanding during the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock or other convertible instruments, as appropriate.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculations of basic and diluted earnings per share are shown below:

	For the Years Ended December 31,
	2014	2013
Numerator:
Net Income	$2,613	$660
Less: Aly Operating Redeemable Preferred Stock Dividends (1)	213	209
Less: Aly Operating Redeemable Preferred Stock Accretion (1)	37	37
Numerator for Diluted Earnings per Share	2,363	414
Less: Aly Centrifuge Redeemable Preferred Stock Dividends	254	-
Less: Aly Centrifuge Redeemable Preferred Stock Amortization	(94)	-
Numerator for Basic Earnings per Share	$2,203	$414
Denominator:
Weighted Average Shares Used in Basic Earnings per Share	103,104,082	72,129,439
Effect of Dilutive Shares:
Aly Centrifuge Redeemable Preferred Stock	7,248,525	-
Weighted Average Shares Used in Diluted Earnings per Share	110,352,607	72,129,439
Basic Earnings per Share	$0.02	$0.01
Diluted Earnings per Share	$0.02	$0.01

(1) The exchange of Aly Operating Redeemable Preferred Stock into Common Shares is not considered within the calculation of the numerator or denominator of diluted earnings per share because, as of December 31, 2014 and 2013, the Aly Operating Redeemable Preferred Stock was not exchangeable into Common Shares.

The denominator calculated for the year ended December 31, 2013 applies a conversion rate of 19.91 per Common Share throughout the period to reflect the impact of the Merger as if it had occurred at the beginning of the period.

Securities excluded from the computation of basic and diluted earnings per share are shown below:

	For the Years Ended December 31,
Basic Earnings per Share:	2014	2013

Unvested Stock Options (1)	6,769,400	4,525,298
Exchange of Aly Operating Redeemable Preferred Stock (2)	(2)	(2)

(1) The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan.

(2) The Aly Operating Redeemable Preferred Stock becomes exchangeable upon the occurrence of certain events, as defined in the Aly Operating Redeemable Preferred Stock Agreement. Upon occurrence of such events, the Aly Operating Redeemable Preferred Stock may, at the holder's option, be converted into Common Shares. The conversion ratio, determined by a calculation defined in the agreement of which the components include trailing twelve month financial performance and magnitude of investment in new equipment, is undeterminable until the Aly Operating Redeemable Preferred Stock becomes exchangeable into Common Shares.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the stock options were unvested and the Aly Operating Redeemable Preferred Stock was not exchangeable into Common Shares.

NOTE 11 – STOCK-BASED COMPENSATION

Share-Based Payments

The Company issued no Common Shares and 199,100 Common Shares during the years ended December 31, 2014 and 2013, respectively, as part of compensation to an officer of the Company. The Company recognized share-based compensation expense of approximately $0 and $76,000 for the years ended December 31, 2014 and 2013, respectively.

Stock Options

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

The Omnibus Incentive Plan (the “Plan”) was approved by the Board of Directors on May 2, 2013. On May 2, 2013, the Company granted 6,769,400 Common Shares under the Plan which was the maximum number authorized. As of December 31, 2014, options to purchase 6,769,400 Common Shares under the Plan were outstanding. We did not issue any stock options during the year ended December 31, 2014.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Volatility	80.0%
Expected Forfeiture Rate	0.0%
Risk-Free Interest Rate	1.66%
Fair Value of Company Stock	$0.171

At December 31, 2014, there is approximately $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options vested during the years ended December 31, 2014 and 2013 as no vesting events occurred during the years then ended.

NOTE 12 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2014, we issued an aggregate of 17,182,743 shares of common stock to 14 investors at a weighted average price of $0.55 per share. The proceeds are being used for growth capital expenditures and general working capital requirements.

On January 12, 2015, we issued 1,000,000 shares of our common stock in a private placement at a price of $0.55 per share for gross proceeds of approximately $0.6 million.

We agreed to issue 1,584,250 and 64,364 shares of our common stock during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, to one of our directors in respect of his arrangement of certain of these issuances of common stock. As of December 31, 2014, we have not issued any of these shares to our director, but the obligation to issue 1,584,250 shares in the amount of $0.6 million is recognized on the balance sheet as accounts payable - affiliates.

On July 1, 2014, in connection with the acquisition of Evolution, we issued 3,000,000 million shares of common stock to the sellers of Evolution.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$808	$467
Cash Paid for State and Federal Income Taxes	133	106
Non-Cash Investing Activities in Connection with Acquisition of United
Issuance of Aly Centrifuge Preferred Stock	$5,101	$-
Issuance of Liability for Contingent Payments	3,517	-
Accounts Payable - Affiliates	821	-
Non-Cash Investing Activities in Connection with Acquisition of Evolution
Issuance of Common Stock	$1,650	$-
Accounts Payable - Affiliates	340	-
Non-Cash Investing Activities in Connection with Saskatchewan Equipment Purchase
Issuance of Aly Centrifuge Preferred Stock	$4,323	$-
Issuance of Subordinated Note Payable	2,000	-
Non-Cash Investing and Financing Activities
Purchase of Equipment through Equipment Financing and Capital Lease Obligations	$1,086	$910
Accretion of Preferred Stock Liquidation Preference, Net	(57)	37
Paid-in-Kind Dividends on Preferred Stock	467	209
Common Shares Issued for Transaction Cost of Equity Raise	590	-

NOTE 14 – SUBSEQUENT EVENTS

New Member of Board of Directors

On March 3, 2015, the board of directors expanded the size of the board of directors from six to seven persons and elected Mr. Timothy J. Pirie to fill the vacancy created thereby.

Private Placement

On January 12, 2015, we issued 1,000,000 shares of our common stock in a private placement at a price of $0.55 per share for gross proceeds of approximately $0.6 million.

We agreed to issue 64,364 shares of our common stock to one of our directors in respect of his arrangement of this transaction.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are presented below (in thousands, except per share amounts):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenues	$5,282	$9,078	$13,491	$14,653
Operating Income	922	1,365	2,109	1,540
Net Income Before Income Taxes	752	1,020	1,733	1,114
Net Income	460	546	1,112	495
Net Income Available to Common Stockholders	398	442	1,005	358
Net Income per Common Share
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenues	$4,397	$4,793	4,372	$4,856
Operating Income	641	348	390	550
Net Income Before Income Taxes	522	202	208	368
Net Income	397	51	101	111
Net Income/(Loss) Available to Common Stockholders	338	(10)	39	47
Net Income/(Loss) per Common Share
Basic	$0.01	$(0.00)	0.00	$0.00
Diluted	0.01	(0.00)	0.00	0.00

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2014, management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Controls over Financial Reporting: There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below sets forth information about our directors and executive officers:

Name	Age	Position

Munawar H. Hidayatallah	70	Chairman and Chief Executive Officer
Mark Patterson	56	President and Chief Operating Officer
Alya Hidayatallah	39	Chief Financial Officer
Kurt Chew	52	President, Austin Chalk Petroleum Services Corp.
Myles Bowman	42	President, Aly Centrifuge, Inc.
Thor Eckmann	55	Chief Executive Officer, Evolution Guidance Systems, Inc.
Henry Iwunze	39	Chief Operating Officer, Evolution Guidance Systems, Inc.
Ali H M Afdhal	70	Director
Kouros Sariri	59	Director
Saeed M. Sheikh	78	Director
Nadine C. Smith	57	Director
Timothy J. Pirie	49	Director
Zane Tankel	75	Director

Munawar H. “Micki” Hidayatallah has served on the board of directors of Aly Operating since it was founded in July 2012 and has served as a director of Aly Energy since the Share Exchange. Mr. Hidayatallah founded Aly Operating in 2012 and has served as its Chairman and Chief Executive Officer since such date and also served as its Chief Financial Officer during 2012. From 2001 to 2011, he served as chairman, Chief Executive Officer and a director of Allis-Chalmers Energy Inc. (“Allis-Chalmers”), where he was responsible for the overall management of the company. From 2004 to 2010, Allis-Chalmers’ revenues increased by more than tenfold (from $47.7 million to $659.7 million) and market capitalization increased by over seven times (from $72.2 million to $565.4 million). In February 2011, Archer Ltd. acquired Allis-Chalmers for $1.1 billion. Mr. Hidayatallah began his career at a major conglomerate in Pakistan with holdings in publishing, hotels, progressive manufacturing of automobiles and trading. During that time, Mr. Hidayatallah served as a senior executive and a member of the board of directors. In 1972, Mr. Hidayatallah came to the United States and undertook several successful entrepreneurial ventures through opportunistic purchases in areas such as cement processing, hotel and resorts, vending and cafeteria management and franchising and distribution of dairy products. From 1982 to 1994, he served as president and chief executive Officer of Crescott Inc., a holding company with interests in financial services, food processing and franchising, as well as President and Chief Executive Officer of its subsidiary, Beverly Hills Securities Company. In 1994, Mr. Hidayatallah was appointed Executive Vice President of Corporate Development and member of the board of directors of IRI International Corporation (“IRI”) and in 1997 was appointed Chief Financial Officer. IRI was a manufacturer and distributor of oil rigs, workover rigs, fishing tools, top drives and other ancillary products. As Chief Financial Officer, Mr. Hidayatallah oversaw IRI’s initial public offering and listing on the New York Stock Exchange. Mr. Hidayatallah remained in that position until 2000, when National Oilwell Varco, Inc. acquired IRI. In 2000, Mr. Hidayatallah formed OilQuip Rentals, Inc., which acquired Mountain Compressed Air Inc. as a platform acquisition and then merged with Allis- Chalmers in 2001. Mr. Hidayatallah is a qualified chartered accountant and serves as a director and as Chairman of the Audit Committee of Stewart & Stevenson LLC.

Mark Patterson has served as our President, Chief Operating Officer and Secretary since the Share Exchange and has served as President and Chief Operating Officer of Aly Operating since its inception. He worked with Mr. Hidayatallah at Allis- Chalmers as the President of the Rental Division and as a member of the Executive Team as Senior Vice President of the Rental Services Segment from 2008 to 2011. During his tenure at Allis-Chalmers, Mr. Patterson directed and managed the complete merger and reorganization of the Rental Services Division. Mr. Patterson was responsible for integrating and expanding Allis-Chalmers’ product fleet and geographical presence in North America, specifically in the Marcellus Shale, and internationally. As a result of his efforts, Allis-Chalmers expanded into new and additional international markets such as Colombia and Brazil. Mr. Patterson also opened a new service facility through a joint venture in the Kingdom of Saudi Arabia, where he served as a member of the board of directors. Additionally, Mr. Patterson was instrumental in facilitating the acquisition of American Well Control by Allis-Chalmers, and the integration of American Well Control into Allis-Chalmers’ Rental Segment. The successful merger and integration of American Well Control marked the first manufacturing company bought by Allis-Chalmers. Mr. Patterson’s 35 years of experience includes sales, business development, division and segment management, mergers, acquisitions, joint venture creation, and consulting, both domestically and internationally.

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

Myles Bowman Jr. is the President of Aly Centrifuge Inc., a U.S. based solids control and closed loop system company. Myles has had the opportunity over the past several years to build an extensive list of oilfield client relationships throughout the U.S. For six years, starting in 2006, Myles held the position of Contracts Manager for Patterson-UTI Drilling Company. In 2012, Myles joined the United Centrifuge International team as Vice President of U. S. Development where he led their expansion into the U.S. market. Under Myles’ leadership, United Centrifuge USA, LLC experienced continual growth each quarter. In April of 2014 Aly Energy Services acquired United Centrifuge USA and changed their name to Aly Centrifuge.

Thor Eckmann has served as CEO of the Company’s Evolution Guidance Systems Inc. subsidiary since 2014 and has over 35 years in OFS operations. Mr. Eckmann brings a wealth of knowledge in international, domestic, offshore and onshore operations and technical and executive sales. Mr. Eckmann served as Technical & Executive Sales Consultant with Allis-Chalmers energy in 2007 where he brought in $15 million per year. Previous to his career in sales, he served as Drilling Superintendent for Pioneer and Technical Advisor for Apache. Mr. Eckmann co-founded Evolution in 2012.

Henry Iwunze has spent his entire career in the MWD/LWD sector of the oil and gas industry. Mr. Iwunze started his career as a Mobile Field Engineer working in the oilfields of West Africa. Working closely with the crop of engineers who developed and built the GE-Tensor MWD tools in 2003, he quickly became the resident expert for GE-Tensor MWD in parts of West Africa where it was tough to get foreign expatriates. This positioned him for the field testing and commercialization of GE resistivity tools in 2004 and 2005. Mr. Iwunze worked with Halliburton Energy Services in their integration of Sperry Sun LWD into the Drillog Petro-Dynamics fleet of MWD/LWD tools. He then served as MWD Coordinator with Pinpoint Drilling and Directional Services USA. Allis-Chalmers hired him to improve her MWD tools first as an MWD Engineering Specialist and later as the company’s MWD Operations Manager nationwide. Between 2012 and early 2014, Mr. Iwunze was a member of the core R&D team for Realtime Oilfield Technology (a down-hole drilling tools Research and Development company). Mr. Iwunze co-founded Evolution Guidance Systems in 2012 and subsequent to the sale of Evolution Guidance Systems to Aly Energy Services in 2014, he has continued to manage Evolution Guidance Systems (now Aly Directional) on a daily basis as her Chief Operating Officer. Mr. Iwunze graduated with a double major in Electronics and Computer Engineer from the Federal University of Technology, Owerri Nigeria.

Ali H M Afdhal joined the board of directors of Aly Operating in October 2012 and has served as our non-executive Vice Chairman of the Board and a director since the Share Exchange. Since 2001, he has operated and managed his family's international property portfolio and agricultural interests. He also served as a director of Allis-Chalmers from 2006 to 2009. Mr. Afdhal is a graduate of the Institute of Chartered Accountants in England and Wales.

Kouros Sariri joined the board of directors of Aly Operating in October 2012, and has served as our director since the Share Exchange. Mr. Sariri is the founder and CEO of Frequency Management International (“FMI”) Inc. Founded in 2003, FMI is a manufacturer of high reliability & extreme environment electronic components used in advanced electronic system applications. In 2003, Mr. Sariri also founded Chronos Technology (merged with FMI) which serves in a Research and Development capacity, conducting advanced research for NASA and DOE in the area of extreme environment electronic solutions and the related manufacturing processes. Innovations envisioned and introduced by Mr. Sariri have been used in commercial satellites and scientific/robotic space missions as well as in numerous oil, gas and geothermal fields worldwide. FMI is a globally recognized brand for the high reliability solutions used successfully in LWD, MWD, wire- line and digital oilfield systems. Mr. Sariri was the Vice President of Engineering and Manufacturing at OE Waves (2001-2002), an optoelectronic technology startup associated with the California Institute of Technology & NASA, specializing in patented optical and RF signal generation used in advanced radar and communications systems. From 1987 to 2000, Mr. Sariri served as the Senior Applications Engineer, Engineering Manager, Executive Vice President and President at Q-Tech Corp., a manufacturer of electronic components. Mr. Sariri holds B.S. and M.S. degrees in Electrical Engineering from the University of California, Los Angeles (UCLA) and an MBA from the Anderson School of Management at UCLA.

Saeed M. Sheikh joined the board of directors of Aly Operating in October 2012 and has served as our director since the Share Exchange. He founded Star Trading & Marine, Inc., a transportation and shipping company, in 1973 and has served as its President since inception. In October 2013, Mr. Sheikh was appointed to serve as Ambassador at Large for the Government of Pakistan. In 1991, Mr. Sheikh was appointed to serve as the Honorary Consul General of Pakistan in Baltimore, Maryland. He served in this capacity from 1991 until 1993 and then again from 1997 until 1999. Mr. Sheikh served as Executive Vice President of Crescent Marine Co, Inc. from 1969 until 1973, where he was responsible for all ship chartering functions. In 1964, Mr. Sheikh moved to the United States from Pakistan to serve as a Commercial Officer in the Embassy of Pakistan. Mr. Sheikh graduated from the Halley College of Commerce in Lahore, Pakistan.

 Nadine C. Smith joined the board of directors of Aly Operating in October 2012 and has served as our director and Chairman of the Audit Committee since the Share Exchange. Over the past twenty-five years Ms. Smith has been a founding shareholder and acted in executive and advisory capacities to development stage companies in a variety of industries, several of which have become NYSE listed companies with market capitalizations exceeding several billion dollars. Ms. Smith conducts her professional activities through SRQ Capital LLC, which she founded. Her experience in the energy sector began in 1980 as an investment banker advising oil and gas companies on merger and acquisition transactions, and she has been active as an investor, Board member and executive management of oil and gas exploration and oilfield services companies for thirty-five years. Ms. Smith began her post-graduate career as an investment banker in the Merger and Acquistions Group of The First Boston Corporation and as a management consultant with McKinsey & Company. Ms. Smith has previously served as a director and on the Audit, Compensation, and Corporate Governance Committees of a number of public companies including Patterson-UTI Energy Inc., Gran Tierra Energy Inc., American Retirement Corporation (currently Brookdale Senior Living, Inc.), La Cortez Energy, Inc. Frac Water Systems, Inc. (currently Peak Pharmaceuticals), WaferGen Bio-systems, Inc., and Loreto Resources Corporation. Ms. Smith is presently a special advisor to the Board of Directors of Innerpoint Energy Corporation, a privately held company commercializing a transformative waste-to-energy renewable technology platform. Ms. Smith holds a B.S. in economics from Smith College and an MBA from Yale University.

Timothy J. Pirie has over twenty five years oilfield experience. He was a founder and director of Dalen Drilling Services Ltd, a Directional Drilling service company. Mr. Pirie’s role in the company was Vice President of Business Development & General Manager, responsible for overall running of the company. Dalen was acquired in 2003 by Weatherford International. In 2003, he founded United Oilfield International, a Canadian solids control equipment& service provider with operations in Canada, United States and Peru and remained as President and Director from its inception until 2014 when the company was acquired by Aly Energy Services. He founded Canadian Nitrogen Services in 2005 and has been President and Director since its inception. It is a Canadian based N2 pumping service utilizing membrane technology with operations in Canada, United States and Saudi Arabia. In 2013 was a founder of Decisive Dividend Corporation, a publicly traded Canadian corporation. Mr. Pirie is also a Founder and Director of a privately held engineering / construction company currently working on E&P projects in the Middle East and a Founder of Petro Toro Inc., a Peruvian focused Oil & Gas Exploration Company. He is currently a Director at Aberdeen Hall Preparatory School, Kelowna, BC.

Zane Tankel has served on the board of directors of Aly Energy since October 2012, and has served as our director since the Share Exchange. Mr. Tankel is the Chairman and CEO of Apple-Metro, Inc., a multi-unit operator of family restaurants in the New York metropolitan area, which he co-founded in 1994. Mr. Tankel was a director of Morton’s Restaurant Group, Inc., a New York Stock Exchange company, from February 2006 until February 2012, and a director of Allis-Chalmers Energy Inc. from February 2007 until February 2011, as well as the Caribbean Restaurant Group, the San Juan, Puerto Rico based owner/operator of Burger King restaurants in and around the Caribbean. Mr. Tankel has served on its board from 2006 to present. Prior to 1994, he served as the founder/president and CEO of Collier Graphics Services (from 1964 to 1990), and founder/partner of a music management company (American Entertainment Management, from 1975 to 1982) and a public relations company (Sage Communications, from 1982 to 1986). Mr. Tankel is a graduate of the University of Pennsylvania’s Wharton School of Business.

Board Committees and Charters

Audit Committee: The Audit Committee consists of one member, Nadine C. Smith, who is independent in accordance with the independence standards for audit committees under the NYSE Mkt listing rules. Our board of directors has determined that Ms. Smith is an “audit committee financial expert” as defined in the SEC rules. Our board of directors has adopted a written Audit Committee Charter and a copy may be obtained, at no cost, from the Company’s investor relations website (www.alyenergy.com), by writing or by telephoning the Company at: Aly Energy Services, Inc., 3 Riverway, Suite 920, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

Compensation Committee: The Compensation Committee consists of one member, Zane Tankel, who is independent in accordance with the independence standards for compensation committees under the NYSE Mkt listing rules. Our board of directors has adopted a written Compensation Committee Charter and a copy may be obtained, at no cost, from the Company’s investor relations website at (www.alyenergy.com),  by writing or by telephoning the Company at: Aly Energy Services, Inc., 3 Riverway, Suite 920, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

Nominating Committee: Our board of directors has not appointed a Nominating Committee.

Code of Ethics

The Board of Directors has adopted a code of business ethics that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, from the Company’s investor relations website (www.alyenergy.com), by writing or by telephoning the Company at: Aly Energy Services, Inc., 3 Riverway, Suite 920, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

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

Board Structure

We have chosen to combine the Chief Executive Officer and Chairman of the board of directors’ positions. We believe that this board of directors’ leadership structure is the most appropriate for us. Because we are a small company, it is more efficient to have the leadership of the board of directors in the same hands as the Chief Executive Officer. The challenges faced by us at this stage – obtaining financing and implementing our business and marketing plan – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Assessment of Risk

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Board of Directors regularly receives reports from senior management on areas of material risk to our Company, including our credit, liquidity, operational and legal and regulatory risks. Pursuant to its charter, the Audit Committee reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures, and it also meets periodically with management to discuss policies with respect to risk assessment and risk management. In addition, the Compensation Committee oversees the management of risks relating to our executive and non-executive compensation plans and arrangements. While each committee oversees certain risks and the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

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

Item 11. Executive Compensation

Executive Compensation

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2014 by each person who served as our principal executive officer or principal financial officer during fiscal 2014 and our two most highly compensated other executive officers as of December 31, 2014 (collectively the “Named Executive Officers”).

Summary Compensation Table
	Year	Salary	Bonus	All Other Compensation		Total
		$	$	$		$
Name and Principal Position
Micki Hidayatallah	2014	$420,000	$85,000	$50,000	(1)	$555,000
Chairman and Chief Executive Officer	2013	396,154	–	50,000	(1)	446,154

Mark Patterson	2014	250,000	50,000	3,000	(2)	303,000
President and Chief Operating Officer	2013	203,077	11,000	74,897	(2)	288,974

Alya Hidayatallah	2014	200,000	40,000	–		240,000
Chief Financial Officer	2013	200,000	–	–		200,000

Kurt Chew	2014	231,000	88,000	9,000	(3)	328,000
President, Austin Chalk Petroleum Services, Inc.	2013	226,000	–	–		226,000

(1)	Per contractual agreement, the Company pays for Mr. Hidayatallah's commute from Los Angeles, California to Houston, Texas. The annual expense covered by the Company is approximately $50,000.
(2)

Mr. Patterson is entitled to a car allowance of $186 per month, representing the personal use portion of the monthly lease payments for his company car. Mr. Patterson received $74,897 in 2013 in stock compensation, which amounts are reflected in “All Other Compensation” in the table.

(3)	Mr. Chew is entitled to a car allowance of $750 per month.

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

Termination Provisions

Each of Munawar Hidayatallah, Mark Patterson and Alya Hidayatallah will receive 24 months of base salary, and Mr. Chew will receive 12 months of base salary, upon their respective resignation with good reason or dismissal without cause. They will not be entitled to severance payments in connection with a termination of their employment upon death, disability, dismissal with cause, a change of control or the non-renewal of their employment at the board of directors’ discretion.

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

Director Compensation

During the year ended December 31, 2014, Aly Energy compensated each of its independent directors in the amount of $10,000 for their service during the year. Beginning in the first quarter of 2015, Aly Energy will compensate each of its independent directors in the amount of $20,000 for their service during each calendar year.

During the year ended December 31, 2013, Aly Operating granted stock options to its directors in the amount of $0.5 million, as provided in “Adoption of Equity Awards Plan” below. Aly Operating did not compensate its directors for their service in fiscal 2013 in any other form.

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

____________

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2015 by (i) each person or group who is known by us to beneficially own more than 10% of our common stock; (ii) each director; (iii) each of the Named Executive Officers and (iv) all such executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. Each of our executive officers and directors may be contacted at 3 Riverway, Suite 920, Houston, Texas 77056. The information in this table is based upon 126,086,955 common shares which is comprised of 111,220,287 shares of common stock outstanding as of March 31, 2015, 1,648,614 shares of common stock issuable to a director as of March 31, 2015, and 13,218,055 shares of common stock issuable as if all of the outstanding shares of the Aly Centrifuge Redeemable Preferred Stock were converted into common shares.

	Common Stock
	Number of Shares Beneficially Owned	Percent of Class
Name
J. Steven Emerson (1)	17,692,914	14.0%
Cydas Investments Ltd. (2)	14,449,052	11.5%
Munawar Hidayatallah (3)	11,520,072	9.1%
Nezam Afdhal (4)	7,224,526	5.7%
Zane Tankel	5,644,166	4.5%
Kouros Sariri (5)	2,889,809	2.3%
Kurt Chew (6)	2,666,667	2.1%
Tim Pirie (7)	2,610,712	2.1%
Saeed M. Sheikh	2,456,339	1.9%
Ali Afdhal (8)	1,648,614	1.3%
Nadine C. Smith	1,444,905	1.1%
Mark Patterson	199,100	0.2%
Alya Hidayatallah	0	0.0%
All Directors and Officers as a Group	49,402,148	39.2%

_____________

(1)	Includes 10,669,857 shares held in Mr. Emerson’s retirement accounts, 500,000 shares held in the Emerson Foundation and 3,194,600 shares held by Emerson Partners. Mr. Emerson’s address is c/o TR Winston, 1522 Ensley Avenue, Los Angeles, California 90024.
(2)	Consists of shares held of record by Cydas Investments Ltd. which is owned equally by Ali Afdhal's daughter (Laily Shirazi) and brother (Muhsin Afdhal). Mr. Ali Afdhal disclaims any beneficial ownership in the shares of common stock owned by Cydas Investments Ltd. The address for Cydas Investments Ltd. is PO Box 437, 13 Castle Street, St. Heller, Jersey, JE4 0ZE, Channel Islands.
(3)	Consists of 2,565,072 shares held in a trust of which Mr. Hidayatallah is the trustee and the remainder held jointly by Mr. Hidayatallah and his spouse.
(4)	Ali Afdhal and Nezam Afdhal are brothers. Ali Afdhal disclaims any beneficial ownership in the shares of common stock owned by his brother. Nezam Afdhal’s address is 59 Pier 7, Charlestown, Massachusetts 02129.
(5)	Consists of 816,589 shares held in Mr. Sariri’s retirement account, 550,591 shares held in Mr. Sariri’s spouse’s retirement account, and the remainder held jointly by Mr. Sariri and his spouse.
(6)	Mr. Chew's common shares exclude shares of common stock issuable upon conversion of Aly Operating Redeemable Preferred Stock. Aly Operating Redeemable Preferred Stock is not currently eligible for conversion and the conversion rate is undeterminable until such date that the stock is eligible for conversion.
(7)	Reflects the common shares which would be owned by Mr. Pirie if he converted his holdings of the Aly Centrifuge Redeemable Preferred Stock.
(8)	Reflects shares issuable to Mr. Afdhal in connection with his arrangement of certain equity issuances in 2014 and 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

Purchase of United

On April 15, 2014, we acquired the equity interests of United Centrifuge, LLC (“United”) as well as certain assets used in United’s business that were owned by related parties of United (collectively the “United Acquisition”). The sellers include Tim Pirie, one of our directors, and Myles Bowman, President of Aly Centrifuge. Total consideration for the United Acquisition of $24.5 million included $15.1 million cash, net of cash acquired of approximately $0.6 million, the issuance of 5,000 shares of redeemable preferred stock at Aly Centrifuge (“Aly Centrifuge Redeemable Preferred Stock”), $0.01 par value, at a fair value of $5.1 million, contingent consideration of up to $5.0 million in aggregate over 3 years at a fair value of $3.5 million, and a payable of $0.8 million. The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017. On September 19, 2014, in accordance with the terms of the United Acquisition purchase agreement, a cash payment of approximately $0.8 million was made to the sellers of United.

Purchase of Evolution

On July 1, 2014, we acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”). Total consideration was approximately $2.0 million, consisting of the issuance of 3,000,000 shares of Common Stock at an estimated fair value of $1.7 million and a payable of $0.3 million. Thor Eckmann and Henry Iwunze, the sellers of Evolution, currently serve as the Chief Executive Officer of Evolution and the Chief Operating Officer of Evolution, respectively. On October 28, 2014, in accordance with the terms of the Evolution purchase agreement, a cash payment of approximately $0.3 million was made to Messrs. Eckmann and Iwunze.

Share-Based Transaction Fees

We agreed to issue 1,584,250 shares of our common stock to one of our directors in respect of his arrangement of certain transactions to raise equity from non- U.S. investors for Aly Energy. As of December 31, 2014, we had not issued these shares to our director, but the obligation in the amount of $0.6 million is recognized on the balance sheet as accounts payable - affiliates.

Lease Agreement with Kurt Chew, President of Austin Chalk

Austin Chalk leases certain of its facilities from Kurt Chew LLC, a limited liability company owned by Kurt Chew. Rent paid to Kurt Chew LLC was approximately $66,000 and $57,000 during the years ended December 31, 2014 and 2013, respectively. Austin Chalk extended the lease term by an additional three year period until December 31, 2017, with rent at a rate of $69,000 per year.

Director Independence

On March 3, 2015, we added Tim Pirie as a director and we now have seven directors serving on our board. We had six members throughout the year ended December 31, 2014. Using the definition of independence set forth in the rules of the NYSE Mkt, all of our directors except Mr. Hidayatallah and Mr. Afdhal are independent.

Item 14. Principal Accountant Fees and Services

Our independent auditors for the year ending December 31, 2014, BDO USA, LLP (“BDO”) have no direct or indirect interest in the Company and were the Company’s Independent Registered Public Accounting Firm from December 1, 2014. Prior to such date, our independent auditors were UHY LLP (“UHY”). The Texas practice of UHY was acquired by BDO on December 1, 2014 and upon closing of the transaction the company terminated UHY as its auditor and engaged BDO to perform the 2014 audit.

The following table sets forth the estimated fees paid for services provided by BDO for the year ended December 31, 2014:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees (1)	$135,000	$-
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-

(1) Includes fees paid to UHY for their audit and quarterly reviews.

(2) Includes fees for services related to accounting and acquisition audit fees.

(3) Includes fees for services related to tax compliance, preparation and tax examination assistance.

The following table sets forth the estimated fees paid for services provided by UHY for the year ended December 31, 2014:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Audit Fees (1)	$82,500	$228,050
Audit-Related Fees (2)	171,325	-
Tax Fees (3)	-	-

(1) Includes fees paid to UHY for their audit and quarterly reviews.

(2) Includes fees for services related to accounting and acquisition audit fees.

(3) Includes fees for services related to tax compliance, preparation and tax examination assistance.

Our Audit Committee established a policy whereby the outside auditors are required to seek pre-approval of all audit services by providing a description of the services to be performed. For the year ended December 31, 2014, 100% of all audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by BDO and UHY was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 1. Exhibits

Exhibit Number
Exhibit Description

2.1	Share Exchange Agreement, dated May 14, 2013, by and among Preferred Voice, Inc., Aly Energy Services, Inc. and the stockholders of Aly Energy Services, Inc. (1)
2.2	Stock Purchase Agreement, dated as of September 27, 2012, by and between Aly Energy Services, Inc. and Kurt Chew (1)
3.1	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (1)
3.2	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (1)
3.3	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (1)
3.4	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (1)
3.5	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (1)
3.6	Certificate of Amendment, filed on April 27, 2007 with the Secretary of State of Delaware (1)
3.7	Certificate of Amendment, filed on May 14, 2013 with the Secretary of State of Delaware (1)
3.8	Certificate of Amendment, filed on April 10, 2014 with the Secretary of State of Delaware (2)
3.9	Bylaws of the Registrant (1)
4.1	Aly Energy Services, Inc. Investor Agreement dated October 26, 2012(1)
4.2	Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Aly Energy Services, Inc., Wells Fargo Bank, National Association and the lenders named therein (2)
4.3	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 26, 2014 (4)
10.1	Employment Agreement, dated February 13, 2013, by and between Aly Energy Services, Inc. and Munawar Hidayatallah (1)
10.2	Employment Agreement, dated February 12, 2013, by and between Aly Energy Services, Inc. and Mark Patterson (1)
10.3	Employment Agreement, dated February 12, 2013, by and between Aly Energy Services, Inc. and Alya Hidayatallah (1)
10.4	Employment Agreement, dated February 12, 2013, by and between Aly Energy Services, Inc. and Kurt Chew (1)
10.5	Amended and Restated Lease Agreement, dated October 25, 2012, by and between Kurt Chew, LLC and Austin Chalk Petroleum Corp.(1)
10.6	Aly Energy Services, Inc. Omnibus Incentive Plan (1)
10.7	Form of Stock Option Agreement under Aly Energy Services, Inc. Omnibus Incentive Plan(1)
10.8	Asset Purchase, Stock Purchase and Merger Agreement, dated April 11, 2014, relating to United Centrifuge USA, LLC (2)
21.1	List of Subsidiaries (4)
31.1	Certification of Chief Executive Officer (4)
31.2	Certification of Chief Financial Officer (4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(2) Filed as exhibit to Report on Form 8-K, dated April 16, 2014

(3) Filed as exhibit to Report on Form 8-K/A, dated July 31, 2013

(4) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALY ENERGY SERVICES, INC.

Date: March 31, 2015	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Munawar H. Hidayatallah	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2015
Munawar H. Hidayatallah

/s/ Alya Hidayatallah	Chief Financial Officer, (principal financial andaccounting office)	March 31, 2015
Alya Hidayatallah

/s/ Ali H M Afdhal	Director	March 31, 2015
Ali H M Afdhal

/s/ Kouros Sariri	Director	March 31, 2015
Kouros Sariri

/s/ Saeed M. Sheikh	Director	March 31, 2015
Saeed M. Sheikh

/s/ Nadine C. Smith	Director	March 31, 2015
Nadine C. Smith

/s/ Zane Tankel	Director	March 31, 2015
Zane Tankel

/s/ Timothy J. Pirie	Director	March 31, 2015
Timothy J. Pirie

