Form 10-Q
period 2015-03-31
Aly Energy Services, Inc.
filed 2015-05-15
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended March 31, 2015

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Transition Period From __________to __________

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

Common Stock, $ 0.001 Par Value – 113,181,401 shares as of May 15, 2015.

INDEX

ALY ENERGY SERVICES, INC.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	March 31, 2015	December 31, 2014
	(Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$732	$2,050
Accounts Receivable, Net of Allowance for Doubtful Accounts of $194 and $178, as of March 31, 2015 and December 31, 2014, respectively	7,993	11,053
Unbilled Receivables	1,016	2,479
Inventory	301	431
Deferred Tax Assets	73	57
Prepaid Expenses and Other Current Assets	1,852	757
Total Current Assets	11,967	16,827
Property and Equipment, Net	56,986	56,484
Intangible Assets, Net	9,960	10,475
Goodwill	11,407	11,407
Deferred Loan Costs, Net	635	768
Deferred Tax Assets	1,865	774
Other Assets	11	12
Total Assets	$92,831	$96,747
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$2,680	$4,628
Accounts Payable - Affiliates	616	590
Accrued Expenses	2,056	2,453
Deferred Tax Liabilities	75	58
Current Portion of Long-Term Debt	25,664	6,758
Current Portion of Contingent Payment Liability	862	876
Total Current Liabilities	31,953	15,363
Long-Term Debt, Net of Current Portion	3,723	23,455
Contingent Payment Liability, Net of Current Portion	1,907	2,233
Deferred Tax Liabilities	13,371	12,910
Other Long-Term Liabilities	34	28
Total Liabilities	50,988	53,989
Commitments and Contingencies (See Note 5)
Aly Operating Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014	4,447	4,382
Aly Centrifuge Redeemable Preferred Stock, $0.01 par value, 15,000 shares authorized, 9,252 shares issued and outstanding as of March 31, 2015 and December 31, 2014	9,661	9,584
	14,108	13,966
Stockholders' Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 111,224,787 shares issued, and 111,220,287 shares outstanding as of March 31, 2015 and 200,000,000 shares authorized, 110,224,787 issued and 110,220,287 outstanding as of December 31, 2014	112	112
Treasury Stock, 4,500 Shares at Cost	(2)	(2)
Additional Paid-In-Capital	25,193	24,811
Retained Earnings	2,432	3,871
Total Stockholders' Equity	27,735	28,792
Total Liabilities and Stockholders' Equity	$92,831	$96,747

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$8,996	$5,282
Expenses:
Operating Expenses	6,457	2,454
Depreciation and Amortization	1,653	806
Selling, General and Administrative Expenses	2,432	1,100
Total Expenses	10,542	4,360
Operating Income/(Loss)	(1,546)	922
Interest Expense, Net	491	170
Income/(Loss) Before Income Tax	(2,037)	752
Income Tax Expense/(Benefit)	(598)	292
Net Income/(Loss)	(1,439)	460
Preferred Stock Dividends	175	53
Accretion of Preferred Stock, Net	(33)	9
Net Income/(Loss) Available to Common Stockholders	$(1,581)	$398
Basic and Diluted Net Income/(Loss) per Common Share	$(0.01)	$0.00
Basic and Diluted Average Common Shares Outstanding	112,691,228	90,042,044

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities
Net Income/(Loss)	$(1,439)	$460
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities
Depreciation and Amortization of Property and Equipment	1,138	675
Amortization of Deferred Loan Costs	158	46
Amortization of Intangible Assets	515	131
Bad Debt Expense	15	26
Fair Value Adjustments to Contingent Payment Liability	(340)	-
Loss on Disposal of Asset	5	-
Deferred Taxes	(629)	(215)
Changes in Operating Assets and Liabilities
Accounts Receivable	3,045	(137)
Unbilled Receivables	1,463	(256)
Inventory	130	(15)
Prepaid Expenses and Other Assets	(1,094)	(174)
Accounts Payable	(1,966)	(151)
Accrued Expenses and Other Liabilities	(391)	617
Net Cash Provided by Operating Activities	610	1,007
Cash Flows from Investing Activities
Purchase of Property and Equipment	(577)	(732)
Net Cash Used in Investing Activities	(577)	(732)
Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock, Net of Transaction Cost	550	-
Repayment of Debt	(1,894)	(731)
Payment of Deferred Loan Costs	(7)	-
Net Cash Used in Financing Activities	(1,351)	(731)
Net Decrease in Cash and Cash Equivalents	(1,318)	(456)
Cash and Cash Equivalents, Beginning of Period	2,050	1,440
Cash and Cash Equivalents, End of Period	$732	$984

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Aly Energy Services, Inc. (“Aly Energy” or the “Company”) provides oilfield services, including surface equipment rental, solids control services, and directional drilling services, to exploration and production companies. The Company has grown rapidly since inception through the completion of three acquisitions.

On October 26, 2012, Aly Operating, Inc. (“Aly Operating”) acquired all of the stock of Austin Chalk Petroleum Services Corp. (“Austin Chalk”). Austin Chalk provides surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

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

NOTE 2 – LIQUIDITY

At March 31, 2015, the Company was not in compliance with certain financial covenants set forth in its credit agreement. Such noncompliance was waived by the lender as of such date.

Because the Company presently anticipates, absent an amendment of its credit facility, it will not be in compliance with existing financial covenants for the succeeding four fiscal quarters, the Company has classified its indebtedness under the credit agreement as a current liability. This classification of its indebtedness creates substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2015.

Based upon preliminary discussions with its lender, the Company anticipates that it will enter into an amendment to its credit agreement that will reinstate its compliance with all applicable financial covenants, provided that the Company is successful in enhancing its liquidity with proceeds from an equity financing. The Company believes it has made significant progress in discussions with existing shareholders and new investors with a view to securing this additional equity in a timely manner; however, no assurances can be made that such efforts will be successful or that the terms of such offering will be attractive to the Company. If successful, it is anticipated the terms of such amended credit agreement would allow the Company to resume classification of its long-term credit facility indebtedness (other than the regularly scheduled current portion) as long-term indebtedness.

ALY ENERGY SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except the condensed consolidated balance sheet at December 31, 2014 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2015. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements include the accounts of Aly Energy and its subsidiaries. All significant inter-company transactions and accounts have been eliminated upon consolidation.

Revenue Recognition: The Company generates revenues primarily from renting equipment at per-day rates. In connection with certain of its solids control, skimming operations and directional drilling and MWD operations, the Company also provides personnel to operate its equipment at the customer’s location at per-day or per-hour rates. In addition, the Company may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned and when collectability is reasonably assured.

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

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to the United Acquisition. The payments are subject to the achievement of certain financial performance goals. As of March 31, 2015, the fair value of the liability for contingent payments is the sum of (i) the payment due in cash on May 31, 2015 which was determined as of March 31, 2015 and, (ii) the present value of the estimated remaining payments. The present value calculation for the remaining payments due on May 31, 2016 and 2017 is considered a Level 3 measurement and is based upon the Company’s internal model and projections.

ALY ENERGY SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward of the fair value of our liability for contingent payments which includes Level 3 measurements (in thousands):

	For the Three Months Ended March 31,
	2015	2014

Fair Value, Beginning of Period	$3,109	$-

Additions	-	-
Changes in Fair Value	(340)	-
Payments	-	-
Fair Value, End of Period	$2,769	$-

Changes in fair value are recognized in selling, general and administrative expenses in the condensed consolidated statement of operations during the three months ended March 31, 2015.

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

The cost of property and equipment currently in service is depreciated, on a straight-line basis, over the estimated useful lives of the related assets, which range from one to 20 years. A residual value is used for asset types deemed to have a salvage value. Typically, these assets contain a large amount of iron in their construction. Major classifications of property, plant and equipment and their respective useful lives are as follows (in thousands):

	Estimated Useful Lives	March 31, 2015	December 31, 2014
		(unaudited)

Machinery and Equipment	1-20 years	$55,560	$55,353
Vehicles, Trucks & Trailers	5-7 years	6,311	5,243
Office Furniture, Fixtures and Equipment	3-7 years	285	266
Software	3-5 years	222	100
Leasehold Improvements	Remaining Term of Lease	300	180
		62,678	61,142
Less: Accumulated Depreciation and Amortization		(6,750)	(5,615)
		55,928	55,527
Assets Not Yet Placed In Service		1,058	957
Property, Plant and Equipment, Net		$56,986	$56,484

Depreciation and amortization of property and equipment for the three months ended March 31, 2015 and 2014 was $1.1 million and $0.7 million, respectively.

ALY ENERGY SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets: Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value with the carrying value of the related assets. The Company recorded no impairment for the three months ended March 31, 2015 and 2014.

Goodwill: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. During the three months ended March 31, 2015, there have been no events or circumstances indicating that the carrying value of goodwill may not be recoverable.

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	March 31, 2015	December 31, 2014
		(unaudited)

Customer Relationships	2-10 years	$5,441	$5,441
Trade Name	4-10 years	2,355	2,355
Non-Compete	4-5 years	2,586	2,586
Sales Contract	4 years	524	524
Supply Agreement	4 years	1,686	1,686
		12,592	12,592
Less: Accumulated Amortization		(2,632)	(2,117)
Intangible Assets, Net		$9,960	$10,475

Total amortization expense for the three months ended March 31, 2015 and 2014 was approximately $0.5 million and $0.1 million, respectively.

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

ALY ENERGY SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014. The Company had no uncertain tax positions as of March 31, 2015.

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications, including a reclassification of a significant portion of payroll expense and other direct expenses from selling, general and administrative expenses to operating expenses, have been made to prior period condensed consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However, in April 2015, the FASB tentatively decided to defer the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. The ASU does not provide an option for early adoption, but under the FASB’s tentative decision, entities would be permitted to early adopt the new guidance using the original effective date in ASU No. 2014-09. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

ALY ENERGY SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in the ASU change the balance sheet presentation requirements for debt issuance costs by requiring them to be presented as a direct reduction to the carrying amount of the related debt liability. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Transitioning to the new guidance requires retrospective application. The Company plans to make the required change to the presentation of its debt issuance costs in the first quarter of fiscal year 2016, but it does not believe such change will have a material impact to its consolidated financial statements.

NOTE 4 – BUSINESS COMBINATION

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

The cash portion of the consideration was $15.1 million, net of cash acquired of $0.6 million. Redeemable preferred stock issued as consideration in the United Acquisition (“Aly Centrifuge Redeemable Preferred Stock”) consists of 5,000 shares with an estimated fair value of $5.1 million (Note 7). The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017; provided, however, that the aggregate contingent consideration will not exceed $5.0 million.

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

ALY ENERGY SERVICES, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2015, the United Acquisition contributed $4.0 million in revenues to the condensed consolidated financial results of the Company. The condensed consolidated financial results of the Company during the three months ended March 31, 2015 include a net loss available to common stockholders of $0.1 million, prior to any allocation of the Company’s financing costs and corporate expenses, generated by the United Acquisition.

Evolution Acquisition

On July 1, 2014, Aly Energy acquired all of the issued and outstanding stock of Evolution. The acquisition expanded Aly Energy’s service offering by adding MWD services. Total consideration was approximately $2.0 million, comprised of the following (in thousands):

Fair Value of Common Stock Issued	$1,650
Accounts Payable - Affiliates	340

Total Consideration	$1,990

Common Stock issued as consideration for the acquisition of Evolution consists of 3,000,000 shares with an estimated fair value of $1.7 million as of the date of the acquisition. As of March 31, 2015, no further cash payments are due to the sellers.

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

During the three months ended March 31, 2015, Evolution contributed $1.9 million of revenues to the condensed consolidated financial results of the Company. Subsequent to the date of acquisition, Evolution generated a net loss of approximately $0.6 million, prior to any allocation of the Company’s financing costs and corporate expenses, which is included in the condensed consolidated financial results of the Company during the three months ended March 31, 2015.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Credit Facility
Term Loan	$20,000	21,250
Delayed Draw Term Loan	5,000	5,000
Subordinated Note Payable	1,500	2,000
Equipment Financing and Capital Leases	2,887	1,963

	$29,387	$30,213
Less: Current Portion	(25,664)	(6,758)

Long-Term Debt, Net of Current Portion	$3,723	$23,455

Credit Facility: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

On October 26, 2012, we entered into a credit agreement which provided us with an $8.3 million term loan facility and a committed revolving credit facility of up to $5.0 million.

On April 19, 2013, we entered into Amendment No.1 to the credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures.

On April 15, 2014, in connection with the United Acquisition, we entered into an Amended and Restated Credit Agreement with a maturity date of April 30, 2017. The new agreement increased the size of our credit facility to $30.0 million, consisting of a $25.0 million term loan and a revolving credit facility with a maximum availability of $5.0 million.

On November 26, 2014, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures. As of March 31, 2015, we had borrowed $5.0 million under the delayed draw term loan and we have no further availability under the delayed draw term loan.

The obligations under the agreement are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contains customary events of default and covenants including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The Company is also required to satisfy certain financial and reporting covenants in conjunction with the debt facilities. At March 31, 2015, the Company was not in compliance with certain financial covenants set forth in its credit agreement. Such noncompliance was waived by the lender as of such date (Note 2).

Borrowings under the credit facility bear interest at a floating rate based on the Wells Fargo Prime Rate, the Federal Funds Rate, or LIBOR Rate plus a margin which may fluctuate depending on our then current leverage ratio.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the term loan and delayed draw term loan are repayable in quarterly principal payments of $1.3 million and $0.3 million, respectively, with a balloon payment of the remaining outstanding borrowings on April 30, 2017. For the three months ended March 31, 2014, borrowings under the term loan facility were repayable quarterly in an amount of $0.4 million and there were no required repayments of borrowings under the delayed draw term facility.

As of March 31, 2015, we had a borrowing base of $4.0 million under the revolving credit facility that could be borrowed against if necessary. The borrowing base, recalculated monthly, is determined by the balance and aging of our accounts receivable and may decrease subject to a decline in revenue resulting from the current market conditions.

Subordinated Note Payable

On August 15, 2014, we completed a bulk equipment purchase (the “Saskatchewan Equipment Purchase”), consisting of centrifuges, shakers, service vehicles and other associated equipment, for total consideration of $10.3 million of which $2.0 million was in the form of a Subordinated Note Payable. The Subordinated Note Payable, in the principal amount of $2.0 million, required repayment in four quarterly principal payments of $0.5 million, beginning on March 31, 2015 and ending on the maturity date of December 31, 2015, bearing interest at a rate of 5% per annum on the unpaid principal balance.

On March 18, 2015, the Subordinated Note Payable was amended to extend the final maturity date to June 30, 2017 and to increase the interest rate to 10% per annum. Subsequent to a an aggregate principal and interest payment of approximately $0.6 million on March 31, 2015, additional payments of interest and principal are not required until June 30, 2017. Interest and principal payments may be paid in amounts determined by the Company’s board of directors on any date or dates prior to June 30, 2017, subject to approval of both the Company’s board of directors and the Company’s lenders. The Subordinated Note Payable is generally subordinated in right of payment to the Company’s indebtedness to its lenders.

Equipment Financing and Capital Leases

The Company finances the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At March 31, 2015 and December 31, 2014, we had $2.9 million and $2.0 million outstanding under equipment loans and capital leases, respectively.

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

In February 2015, Michael Mallett filed a similar lawsuit against Aly Centrifuge in the U.S. District Court, Western District of Texas. Aly Centrifuge answered this complaint in February 2015. By agreement of the parties, the Mallett lawsuit will be consolidated with the Slusher lawsuit and transferred to Houston.

Discovery in the consolidated case has not commenced and it is accordingly too premature to assess a range of liability if the plaintiffs were to prevail on their claims. We intend to vigorously defend any assertions related to the above lawsuits. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.

Contractual Commitments

The Company has numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. The Company leases land and other facilities from an affiliate and leases equipment from non-affiliates. Certain of these leases extend to 2020.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REDEEMABLE PREFERRED STOCK

Two of the Company’s subsidiaries have redeemable preferred stock outstanding as of March 31, 2015. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk (“Aly Operating Redeemable Preferred Stock”) and Aly Centrifuge issued the Aly Centrifuge Redeemable Preferred Stock in connection with the United Acquisition.

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

The Aly Operating Redeemable Preferred Stock is entitled to a cumulative paid-in-kind dividend of 5% per year on its liquidation preference, compounded quarterly. Aly Operating is not required to pay cash dividends.

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

The Aly Operating Redeemable Preferred Stock is classified outside of permanent equity in the Company’s condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Operating to redeem the Aly Operating Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares):

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock

January 1, 2015	$4,382	4,000,000	$4,458

Accrued Dividends	56	-	56
Accretion	9	-	-

March 31, 2015	$4,447	4,000,000	$4,514

Aly Centrifuge Redeemable Preferred Stock

On April 15, 2014, as part of the United Acquisition, Aly Centrifuge issued 5,000 shares of Aly Centrifuge Redeemable Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a fair value and liquidation value of $5.1 million and $5.0 million, respectively. The preferred stock was valued as of the date of acquisition by discounting the sum of (i) the value of the preferred stock without a conversion option using the option pricing method and (ii) the value of the conversion option using the Black-Scholes option pricing model for a lack of marketability. As of March 31, 2015, 1,000 shares of Aly Centrifuge Redeemable Preferred Stock remain subject to an 18-month holdback for general indemnification purposes pursuant to the purchase agreement.

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

The Aly Centrifuge Redeemable Preferred Stock is classified outside of permanent equity in the Company’s condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock

January 1, 2015	$9,584	9,252	$9,254

Accrued Dividends	119	-	119
Amortization	(42)	-	-

March 31, 2015	$9,661	9,252	$9,373

NOTE 8 – EARNINGS PER SHARE

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

The calculations of basic and diluted earnings per share are shown below:

	Three Months Ended March 31,
	2015	2014

Denominator Used for Basic Earnings per Share	112,691,228	90,042,044
Effect of Potentially Dilutive Securities	-	-

Denominator Used for Diluted Earnings per Share	112,691,228	90,042,044

Securities excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 are shown below:

	Three Months Ended March 31,
	2015		2014
Basic Earnings per Share:
Unvested Stock Options (1)	6,769,400		6,769,400
Exchange of Aly Operating Redeemable Preferred Stock (2)		(2)		(2)

(1) The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan. No vesting events have occurred as of March 31, 2015.

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

NOTE 9 – STOCK-BASED COMPENSATION

Stock Options

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

The Omnibus Incentive Plan (the “Plan”) was approved by the Board of Directors on May 2, 2013. On May 2, 2013, the Company granted 6,769,400 Common Shares under the Plan which was the maximum number authorized. As of March 31, 2015, options to purchase 6,769,400 Common Shares under the Plan were outstanding.

At March 31, 2015, there is approximately $0.5 million of total unrecognized compensation cost related to the non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options.

NOTE 10 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2015, we issued an aggregate of 1,000,000 shares of our common stock in a private placement at a price of $0.55 per share for gross proceeds of approximately $0.6 million.

We agreed to issue 1,584,250 and 64,364 shares of our common stock during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, to one of our directors in respect of his arrangement of certain of these issuances of common stock. As of March 31, 2015, we have not issued any of these shares to our director, but the obligation to issue 1,648,614 shares in the amount of $0.6 million is recognized on the balance sheet as accounts payable - affiliates.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$703	$122
Cash Paid for State and Federal Income Taxes	600	-

Non-Cash Investing and Financing Activities
Purchase of Equipment through Capital Lease Obligations	$1,068	$221
Accretion of Preferred Stock Liquidation Preference, Net	(33)	9
Paid-in-Kind Dividends on Preferred Stock	175	53
Common Shares Issued for Transaction Cost of Equity Raise	26	-

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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2014 do not include the financial results of either United or Evolution (the “Acquisitions”) which were acquired on April 16, 2014 and July 1, 2014, respectively.

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

Industry Trends and Outlook

We operate in the commodity-driven, cyclical oil and gas industry. Since the beginning of 2011 and through mid-2014, the industry operated in an environment where crude oil prices largely avoided this cycle. During the fourth quarter of 2014 and continuing into the first quarter of 2015, crude oil prices significantly declined due to continued growth in U.S. oil production, weakened outlooks for the global economy and continued strong international crude oil supply, especially from OPEC’s unexpected decision to maintain oil production levels. As a result of the weaker crude oil price environment, many crude oil development prospects are or are becoming less economical for many operators, leading to an expected downturn in demand for our products and services and an overall weaker demand for oilfield services.

We experienced reductions in both the pricing and the utilization of our equipment in the fourth quarter of 2014 and the first quarter of 2015. We are continuing to experience such reductions in the second quarter of 2015. As such, in April 2015, we committed to a reorganization initiative to strengthen our sales and marketing efforts, consolidate support functions, and operate more efficiently. The reorganization effort includes, but is not limited to, training our salesforce to enable the cross-selling of all of our product lines in all markets, sharing a common support services infrastructure across all reporting units, reducing headcount and wage rates, and rebranding and launching a new web site to increase awareness of our service lines. In May 2015, we moved forward aggressively with the first step of the reorganization plan, including significant reductions in headcount, field wage rates, and salaries of the management team and support personnel. We will experience the full impact of these cost cutting measures during the third quarter of 2015. We expect the reorganization to be substantially complete prior to the end of 2015. However, our reorganization and cost savings may not be enough to completely offset the negative impact of the current market conditions on our revenues.

We believe we will face significant challenges in 2015, primarily due to anticipated continued volatility in oil and gas prices, and these challenges may have a significant negative impact on our operations, financial results and ability to access capital in 2015 and beyond.

Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table summarizes the change in the results of operations of the Company for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The three months ended March 31, 2014 does not include the financial results of either United or Evolution (the “Acquisitions”) which were acquired on April 16, 2014 and July 1, 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014

Revenues	$8,996	$5,282
Expenses:
Operating Expenses	6,457	2,454
Depreciation and Amortization	1,653	806
Selling, General and Administrative Expenses	2,432	1,100

Total Expenses	10,542	4,360

Operating Income/(Loss)	(1,546)	922

Interest Expense, Net	491	170

Income/(Loss) Before Income Taxes	(2,037)	752

Income Tax Expense/(Benefit)	(598)	292

Net Income/(Loss)	(1,439)	460

Preferred Stock Dividends	175	53
Accretion of Preferred Stock, Net	(33)	9

Net Income/(Loss) Available to Common Shareholders	$(1,581)	$398

Our revenues for the three months ended March 31, 2015 were $9.0 million, an increase of $3.7 million over revenues for the three months ended March 31, 2014 of $5.3 million. For the three months ended March 31, 2015, the revenue contribution from the Acquisitions of $5.9 million was partially offset by a decline in the revenues generated by our legacy product line. The steep decline in oil prices during the fourth quarter of 2014 and the first quarter of 2015 has resulted in a weakening of demand for our products. During the three months ended March 31, 2015, we experienced price decreases of 10-20% on our core rental products and depressed utilization of our equipment when compared to the three months ended March 31, 2014.

Our operating expenses for the three months ended March 31, 2015 increased to $6.5 million, or 71.8% of revenues, compared to $2.5 million, or 46.5% of revenues, for the three months ended March 31, 2014. The increase in expense is primarily due to the inclusion of $4.3 million of operating expenses from the Acquisitions in the three months ended March 31, 2015 slightly offset by a decrease in operating expenses related to our legacy product line corresponding to cost cutting measures and the overall decline in activity.

Depreciation and amortization expense for the three months ended March 31, 2015 increased to $1.7 million compared to $0.8 million for the three months ended March 31, 2014. The increase is due to the inclusion of $0.9 million of depreciation expense associated with the Acquisitions.

Selling, general and administrative expense increased to $2.4 million for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014. The $1.3 million increase is due to the inclusion of $0.9 million of selling, general and administrative expense associated with the Acquisitions and the strengthening of our company-wide management team to integrate the Acquisitions and enable future growth. For the three months ended March 31, 2015, selling, general and administrative expenses include $0.3 million of income resulting from a non-cash adjustment to decrease the fair value of our contingent payments liability and non-recurring expenses of $83,000, primarily related to professional fees for activities outside the ordinary course of business.

Interest expense increased to approximately $0.4 million for the three months ended March 31, 2015 from approximately $0.2 million for the three months ended March 31, 2014. The increase in interest expense is primarily due to the expansion of our credit facility in April 2014 to finance the United Acquisition. Interest expense includes non-cash amortization of deferred loan costs of $0.2 million and $46,000 for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015, we recorded an income tax benefit of $0.6 million compared to income tax expense of approximately $0.3 million for the three months ended March 31, 2014. The income tax benefit recorded was the result of our pre-tax net loss of $2.0 million incurred for the three months ended March 31, 2015 compared to pre-tax net income of $0.8 million for the three months ended March 31, 2014.

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

We also make certain adjustments to EBITDA for (i) non-recurring expenses, primarily professional fees related to acquisitions, and (ii) non-cash charges, such as bad debt expense, share-based compensation expense, and the changes in fair value of our liability for contingent payments, to derive a normalized EBITDA run-rate excluding additional non-recurring costs and non-cash expenses (“Adjusted EBITDA”), which we believe is a useful measure of operating results and the underlying cash generating capability of our business.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014

Components of EBITDA:

Net Income	$(1,439)	$460

Non-GAAP Adjustments:

Depreciation and Amortization	1,653	806
Interest Expense, Net	491	170
Income Tax Expense	(598)	292

EBITDA	$107	$1,728

Adjustments to EBITDA:

Bad Debt Expense	15	26
Fair Value Adjustments to Contingent Payment Liability	(340)	-
Non-Recurring Expenses	83	-

Adjusted EBITDA	$(135)	$1,754

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our credit facility, equipment financings and the issuance of equity securities. Declines in oil and natural gas prices during the latter portion of 2014 and the first quarter of 2015 negatively impacted the Company’s cash from operations as the number of rigs drilling declined, reducing the demand for the Company’s services and the prices for services provided by the Company. We anticipate that continued volatility in oil and gas prices during 2015 will impact our operations, financial results, and ability to access sources of capital.  Should our projected cash flow and credit facilities not be sufficient, we may reduce capital expenditures and future investments and/or consider the issuance of debt and/or additional equity securities; however, continued low oil and natural gas prices, or further declines in such prices, could also adversely affect the Company’s ability to incur additional indebtedness or access the capital markets on favorable terms.

The Company’s uses of capital are expenditures that arise primarily from our need to acquire equipment in order to increase our existing rental fleet and to expand product and service offerings, to maintain our rental fleet, service our debt, and to fund our working capital requirements. We believe that we will have the ability to provide for our operating needs, including our working capital requirements, and planned capital expenditures in 2015 through projected operating cash flow and our revolving credit facility.

Because the Company presently anticipates, absent an amendment of its credit facility, it will not be in compliance with existing financial covenants for the succeeding four fiscal quarters, the Company has classified its indebtedness under the credit agreement as a current liability, creating substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2015.  Based on ongoing discussions, our lender will consider restructuring our existing credit facility provided that we use the proceeds from issuances of equity securities to pay down a portion of our existing term debt.  The benefits of a restructuring of our credit facility may include a reduction or delay in scheduled principal payments and/or a modified set of financial covenants.  The Company believes it has made significant progress in discussions with existing shareholders and new investors with a view to securing the additional equity required in a timely manner; however, no assurances can be made that such efforts will be successful or that the terms of such offering will be attractive to the Company.

The net cash provided by or used in our operating, investing and financing activities during the three months ended March 31, 2015 and 2014 is summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014

Cash Provided By/(Used In):
Operating Activities	$610	$1,007
Investing Activities	(577)	(732)
Financing Activities	(1,351)	(731)

Decrease in Cash and Cash Equivalents	$(1,318)	$(456)

Operating Activities

For the three months ended March 31, 2015, we generated $0.6 million of cash from operating activities. Our net loss for the period was $1.4 million. Non-cash additions to net income totaled $0.9 million consisting primarily of an aggregate of $1.8 million in depreciation, amortization of intangibles and amortization of deferred loan costs partially offset by a $0.3 million fair value adjustment to a contingent payment liability and a $0.6 million increase in deferred taxes.

During the three months ended March 31, 2015, changes in working capital generated $1.2 million in cash. Cash was provided by an aggregate net decrease of $4.6 million in accounts receivable, unbilled receivables, and inventory offset by an aggregate decrease in accounts payable and accrued expenses of $2.3 million and an increase in prepaid expenses and other of $1.1 million.

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

Investing Activities

During the three months ended March 31, 2015, we used $0.6 million in investing activities all consisting of the purchase or fabrication of capital assets.

During the three months ended March 31, 2014, we used $0.7 million in investing activities, all consisting of the purchase or fabrication of capital assets.

Financing Activities

During the three months ended March 31, 2015, financing activities used $1.4 million of cash. Principal payments of $1.9 million were partially offset by an equity raise of $0.5 million.

During the three months ended March 31, 2014, financing activities used $0.7 million in cash, consisting of principal payments on our term loan and delayed draw term loan.

On October 26, 2012, we entered into a credit agreement which provided us with an $8.3 million term loan facility and a committed revolving credit facility of up to $5.0 million.

On April 19, 2013, we entered into Amendment No.1 to the credit agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures.

On April 15, 2014, in connection with the United Acquisition, we entered into an Amended and Restated Credit Agreement with a maturity date of April 30, 2017. The new agreement increased the size of our credit facility to $30.0 million, consisting of a $25.0 million term loan and a revolving credit facility with a maximum availability of $5.0 million.

On November 26, 2014, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures. As of March 31, 2015, we had borrowed $5.0 million under the delayed draw term loan and we have no further availability under the delayed draw term loan.

At March 31, 2015, the Company was not in compliance with certain financial covenants set forth in its credit agreement. Such noncompliance was waived by the lender as of such date.

Because the Company presently anticipates, absent an amendment of its credit facility, it will not be in compliance with existing financial covenants for the succeeding four fiscal quarters, the Company has classified its indebtedness under the credit agreement as a current liability. This classification of its indebtedness creates substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2015.

Based upon preliminary discussions with its lender, the Company anticipates that it will enter into an amendment to its credit agreement that will reinstate its compliance with all applicable financial covenants, provided that the Company is successful in enhancing its liquidity with proceeds from an equity financing. The Company believes it has made significant progress in discussions with existing shareholders and new investors with a view to securing this additional equity in a timely manner; however, no assurances can be made that such efforts will be successful or that the terms of such offering will be attractive to the Company. If successful, it is anticipated the terms of such amended credit agreement would allow the Company to resume classification of its long-term credit facility indebtedness (other than the regularly scheduled current portion) as long-term indebtedness.

Borrowings under the credit facility bear interest at a floating rate based on the Wells Fargo Prime Rate, the Federal Funds Rate, or LIBOR Rate plus a margin which may fluctuate depending on our then current leverage ratio.

Borrowings under the term loan and delayed draw term loan are repayable in quarterly principal payments of $1.3 million and $0.3 million, respectively, with a balloon payment of the remaining outstanding borrowings on April 30, 2017. For the three months ended March 31, 2014, borrowings under the term loan facility were repayable quarterly in an amount of $0.4 million and there were no required repayments of borrowings under the delayed draw term facility.

As of March 31, 2015, we had a borrowing base of $4.0 million under the revolving credit facility that could be borrowed against if necessary. The borrowing base, recalculated monthly, is determined by the balance and aging of our accounts receivable and may decrease subject to a decline in revenue resulting from the current market conditions.

On August 15, 2014, we completed a bulk equipment purchase (the “Saskatchewan Equipment Purchase”), consisting of centrifuges, shakers, service vehicles and other associated equipment, for total consideration of $10.3 million of which $2.0 million was in the form of a Subordinated Note Payable. The Subordinated Note Payable, in the principal amount of $2.0 million, required repayment in four quarterly principal payments of $0.5 million, beginning on March 31, 2015 and ending on the maturity date of December 31, 2015, bearing interest at a rate of 5% per annum on the unpaid principal balance.

On March 18, 2015, the Subordinated Note Payable was amended to extend the final maturity date to June 30, 2017 and to increase the interest rate to 10% per annum. Subsequent to a an aggregate principal and interest payment of approximately $0.6 million on March 31, 2015, all remaining payments of interest and principal will be paid in amounts determined by the Company’s board of directors after reviewing then current market conditions and projected financial results of operations subject to approval of the Company’s lenders. The Subordinated Note Payable is generally subordinated in right of payment to the Company’s indebtedness to its lenders.

The Company finances the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At March 31, 2015 and December 31, 2014, we had $2.9 million and $2.0 million outstanding under equipment loans and capital leases, respectively.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended March 31, 2015 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

ALY ENERGY SERVICES, INC.

May 15, 2015	By:	/s/ Munawar H. Hidayatallah
Date Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

