Form 10-Q
period 2015-06-30
Aly Energy Services, Inc.
filed 2015-08-17
CIK 946822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended June 30, 2015

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

Common Stock, $0.001 Par Value – 5,659,390 shares as of August 14, 2015.

INDEX

ALY ENERGY SERVICES, INC.

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	June 30, 2015	December 31, 2014
	(Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$376	$2,050
Accounts Receivable, Net of Allowance for Doubtful Accounts of $328 and $178, as of June 30, 2015 and December 31, 2014, respectively	3,863	11,053
Unbilled Receivables	1,647	2,479
Inventory	287	431
Deferred Tax Assets	120	57
Prepaid Expenses and Other Current Assets	529	757

Total Current Assets	6,822	16,827

Property and Equipment, Net	56,364	56,484

Intangible Assets, Net	9,444	10,475
Goodwill	11,407	11,407
Deferred Loan Costs, Net	562	768
Deferred Tax Assets	3,057	774
Other Assets	10	12

Total Assets	$87,666	$96,747

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,610	$4,628
Accounts Payable - Affiliates	-	590
Accrued Expenses	1,525	2,453
Deferred Tax Liabilities	55	58
Current Portion of Long-Term Debt	24,176	6,758
Current Portion of Contingent Payment Liability	800	876

Total Current Liabilities	28,166	15,363

Long-Term Debt, Net of Current Portion	3,547	23,455
Contingent Payment Liability, Net of Current Portion	1,137	2,233
Deferred Tax Liabilities	13,800	12,910
Other Long-Term Liabilities	33	28

Total Liabilities	46,683	53,989

Commitments and Contingencies (See Note 6)

Aly Operating Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014	4,513	4,382
Aly Centrifuge Redeemable Preferred Stock, $0.01 par value, 15,000 shares authorized, 9,252 shares issued and outstanding as of June 30, 2015 and December 31, 2014	9,741	9,584

	14,254	13,966

Stockholders' Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 5,659,615 shares issued, and 5,659,390 shares outstanding as of June 30, 2015 and 200,000,000 shares authorized, 5,511,341 issued and 5,511,116 outstanding as of December 31, 2014	6	6
Treasury Stock, 225 Shares at Cost	(2)	(2)
Additional Paid-In-Capital	25,865	24,917
Retained Earnings	860	3,871

Total Stockholders' Equity	26,729	28,792

Total Liabilities and Stockholders' Equity	$87,666	$96,747

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$7,148	$9,078	$16,144	$14,360
Expenses:
Operating Expenses	4,777	4,505	11,234	6,959
Depreciation and Amortization	1,712	1,259	3,365	2,065
Selling, General and Administrative Expenses	2,593	1,949	5,025	3,049

Total Expenses	9,082	7,713	19,624	12,073

Operating Income/(Loss)	(1,934)	1,365	(3,480)	2,287

Interest Expense, Net	455	345	946	515

Income/(Loss) Before Income Tax	(2,389)	1,020	(4,426)	1,772

Income Tax Expense/(Benefit)	(817)	474	(1,415)	766

Net Income/(Loss)	(1,572)	546	(3,011)	1,006

Preferred Stock Dividends	178	103	353	156
Accretion of Preferred Stock, Net	(32)	1	(65)	10

Net Income/(Loss) Available to Common Stockholders	$(1,718)	$442	$(3,299)	$840

Basic and Diluted Net Income/(Loss) per Common Share	$(0.30)	$0.09	$(0.58)	$0.18

Basic and Diluted Average Common Shares Outstanding	5,654,580	5,054,823	5,644,678	4,779,926

 See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net Income/(Loss)	$(3,011)	$1,006
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities
Depreciation and Amortization of Property and Equipment	2,334	1,587
Amortization of Deferred Loan Costs	234	126
Amortization of Intangible Assets	1,031	478
Stock-Based Compensation	100	-
Bad Debt Expense	144	57
Fair Value Adjustments to Contingent Payment Liability	(310)	87
Deferred Taxes	(1,459)	263
Changes in Operating Assets and Liabilities
Accounts Receivable	7,046	(1,472)
Unbilled Receivables	832	(1,685)
Inventory	144	(205)
Prepaid Expenses and Other Assets	230	(526)
Accounts Payable	(3,018)	(389)
Accrued Expenses and Other Liabilities	(923)	1,495

Net Cash Provided by Operating Activities	3,374	822

Cash Flows from Investing Activities
Purchase of Property and Equipment	(1,147)	(3,973)
Cash Paid for United Acquisition, Net of Cash Acquired	-	(15,063)

Net Cash Used in Investing Activities	(1,147)	(19,036)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock, Net of Transaction Cost	550	6,820
Proceeds from Borrowing on Debt	-	25,000
Payment of Contingent Consideration	(862)
Repayment of Debt	(3,557)	(11,934)
Payment of Deferred Loan Costs	(32)	(434)

Net Cash Used in Financing Activities	(3,901)	19,452

Net Decrease in Cash and Cash Equivalents	(1,674)	1,238

Cash and Cash Equivalents, Beginning of Period	2,050	1,440
Cash and Cash Equivalents, End of Period	376	$2,678

 See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Aly Energy Services, Inc. (“Aly Energy” or the “Company”) provides oilfield services, including surface equipment rental, solids control services, and directional drilling services, to exploration and production companies. The Company has grown rapidly since inception through both organic growth and the completion of three acquisitions.

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

NOTE 2 – LIQUIDITY

At June 30, 2015, the Company was not in compliance with certain financial covenants set forth in its credit agreement.

The Company has classified its indebtedness under the credit agreement as a current liability. This classification of its indebtedness creates substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2015.

Based upon preliminary discussions with its lender, the Company anticipates that it will enter into an amendment and extension to its credit agreement that will reinstate its compliance with all applicable financial covenants, provided that the Company is successful in enhancing its liquidity with proceeds from an equity financing. On June 24, 2015, the Company commenced a private offering to accredited investors of 1,562,500 shares of its common stock at a price of $3.20 per share. The expiration date of the private offering has been extended from August 10, 2015 to the earlier of (i) the date on which the Company finalizes an amendment to its bank credit agreement or (ii) September 15, 2015, unless further extended in the Company’s sole discretion. The offering is conditioned upon the Company’s acceptance of a minimum of 937,500 shares ($3.0 million) on or before the expiration date. As of August 14, 2015, subscription agreements in excess of the minimum offering have been received by the Company. Subsequent to the completion of the private offering and the subsequent execution of an amendment and extension to the credit facility, it is anticipated that the Company will resume classification of its long-term credit facility indebtedness (other than the regularly scheduled current portion) as long-term indebtedness.

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

Reverse Stock Split: On June 19, 2015, the Company effected a 1-for-20 reverse stock split of its common stock (“Reverse Split”), as approved by its Board of Directors and stockholders. All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts have been retroactively restated to give effect to the Reverse Split.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liability for contingent payments represents the fair value of estimated additional cash payments related to the United Acquisition. The payments are subject to the achievement of certain financial performance goals. As of June 30, 2015, the fair value of the liability for contingent payments is the present value of the estimated remaining payments. The present value calculation for the remaining payments due on May 31, 2016 and 2017 is considered a Level 3 measurement and is based upon the Company’s internal model and projections.

The following table provides a roll forward of the fair value of our liability for contingent payments which includes Level 3 measurements (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Fair Value, Beginning of Period	$2,769	$-	$3,109	$-

Additions	-	3,517	-	3,517
Changes in Fair Value	30	87	(310)	87
Payments	(862)	-	(862)	-

Fair Value, End of Period	$1,937	$3,604	$1,937	$3,604

Changes in fair value are recognized in selling, general and administrative expenses in the condensed consolidated statement of operations during the three and six months ended June 30, 2015 and 2014.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Estimated Useful Lives	June 30, 2015	December 31, 2014
		(unaudited)

Machinery and Equipment	1-20 years	$56,178	$55,353
Vehicles, Trucks & Trailers	5-7 years	6,859	5,243
Office Furniture, Fixtures and Equipment	3-7 years	297	266
Software	3-5 years	232	100
Leasehold Improvements	Remaining Term of Lease	192	180
Buildings	20 years	212	-

		63,970	61,142
Less: Accumulated Depreciation and Amortization		(7,947)	(5,615)

		56,023	55,527
Assets Not Yet Placed In Service		341	957

Property, Plant and Equipment, Net		$56,364	$56,484

Depreciation and amortization of property and equipment for the three months ended June 30, 2015 and 2014 was $1.2 million and $0.9 million, respectively. Depreciation and amortization of property and equipment for the six months ended June 30, 2015 and 2014 was $2.3 million and $1.6 million, respectively.

Impairment of Long-Lived Assets: Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value with the carrying value of the related assets. The Company recorded no impairment for the three and six months ended June 30, 2015 and 2014.

Goodwill: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. During the three and six months ended June 30, 2015, there have been no events or circumstances indicating that the carrying value of goodwill may not be recoverable.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	June 30, 2015	December 31, 2014
		(unaudited)

Customer Relationships	2-10 years	$5,441	$5,441
Trade Name	4-10 years	2,355	2,355
Non-Compete	4-5 years	2,586	2,586
Sales Contract	4 years	524	524
Supply Agreement	4 years	1,686	1,686

		12,592	12,592
Less: Accumulated Amortization		(3,148)	(2,117)

Intangible Assets, Net		$9,444	$10,475

Total amortization expense for the three months ended June 30, 2015 and 2014 was approximately $0.5 million and $0.3 million, respectively. Total amortization expense for the six months ended June 30, 2015 and 2014 was approximately $1.0 million and $0.5 million, respectively.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014. The Company had no uncertain tax positions as of June 30, 2015.

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

Reclassifications: Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers(Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However, in July 2015, the FASB voted to defer the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. The ASU does not provide an option for early adoption, but under the FASB’s decision, entities would be permitted to early adopt the new guidance using the original effective date in ASU No. 2014-09. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in U.S. GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. The Company does not believe the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements.

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

The cash portion of the consideration was $15.1 million, net of cash acquired of $0.6 million. Redeemable preferred stock issued as consideration in the United Acquisition (“Aly Centrifuge Redeemable Preferred Stock”) consists of 5,000 shares with an estimated fair value of $5.1 million (Note 7). The contingent consideration consisted of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017; provided, however, that the aggregate contingent consideration will not exceed $5.0 million. On May 31, 2015, the Company made the first cash payment in the amount of $0.9 million, or 5% of the gross revenues of the business acquired for the twelve months ended March 31, 2015.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended June 30, 2015 and 2014, the United Acquisition contributed $3.8 million and $3.0 million, respectively, in revenues to the condensed consolidated financial results of the Company. The condensed consolidated financial results of the Company during the three months ended June 30, 2015 and 2014 include a net loss available to common stockholders of $0.6 million and net income of $0.1 million, respectively, prior to any allocation of the Company’s financing costs and corporate expenses, generated by the United Acquisition.

During the six months ended June 30, 2015 and 2014, the United Acquisition contributed $7.8 million and $3.0 million, respectively, in revenues to the condensed consolidated financial results of the Company. The condensed consolidated financial results of the Company during the six months ended June 30, 2015 and 2014 include a net loss available to common stockholders of $0.7 million and net income of $0.1 million, respectively, prior to any allocation of the Company’s financing costs and corporate expenses, generated by the United Acquisition.

Evolution Acquisition

On July 1, 2014, Aly Energy acquired all of the issued and outstanding stock of Evolution. The acquisition expanded Aly Energy’s service offering by adding MWD services. Total consideration was approximately $2.0 million, comprised of the following (in thousands):

Fair Value of Common Stock Issued	$1,650
Accounts Payable - Affiliates	340

Total Consideration	$1,990

Common Stock issued as consideration for the acquisition of Evolution consists of 150,000 shares with an estimated fair value of $1.7 million as of the date of the acquisition. As of June 30, 2015, no further cash payments are due to the sellers.

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

During the three and six months ended June 30, 2015, Evolution contributed $0.9 million and $2.9 million, respectively, of revenues to the condensed consolidated financial results of the Company. The condensed consolidated financial results of the Company during the three and six months ended June 30, 2015 include a net loss available to common stockholders of $0.7 million and $1.2 million, respectively, prior to any allocation of the Company’s financing costs and corporate expenses, generated by Evolution.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Credit Facility
Term Loan	$18,750	21,250
Delayed Draw Term Loan	4,750	5,000
Subordinated Note Payable	1,500	2,000
Equipment Financing and Capital Leases	2,723	1,963

	$27,723	$30,213
Less: Current Portion	(24,176)	(6,758)

Long-Term Debt, Net of Current Portion	$3,547	$23,455

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

The obligations under the agreement are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contains customary events of default and covenants including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The Company is also required to satisfy certain financial and reporting covenants in conjunction with the debt facilities. At June 30, 2015, the Company was not in compliance with certain financial covenants set forth in its credit agreement. Such noncompliance was waived by the lender as of such date.

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

As of June 30, 2015, we had a borrowing base of $2.4 million under the revolving credit facility. The borrowing base, recalculated monthly, is determined by the balance and aging of our accounts receivable and may decrease subject to a decline in revenue resulting from the current market conditions.

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

On March 18, 2015, the Subordinated Note Payable was amended to extend the final maturity date to June 30, 2017 and to increase the interest rate to 10% per annum. Subsequent to an aggregate principal and interest payment of approximately $0.6 million on March 31, 2015, additional payments of interest and principal are not required until June 30, 2017. Interest and principal payments may be paid in amounts determined by the Company’s board of directors on any date or dates prior to June 30, 2017, subject to approval of both the Company’s board of directors and the Company’s lenders. The Subordinated Note Payable is generally subordinated in right of payment to the Company’s indebtedness to its lenders.

Equipment Financing and Capital Leases

The Company finances the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At June 30, 2015 and December 31, 2014, we had $2.7 million and $2.0 million outstanding under equipment loans and capital leases, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to certain claims arising in the ordinary course of business. Management does not believe that any claims will have a material adverse effect on the Company’s financial position or results of operations.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Commitments

The Company has numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. The Company leases land, facilities and equipment from non-affiliates. Certain of these leases extend to 2020.

NOTE 7 – REDEEMABLE PREFERRED STOCK

Two of the Company’s subsidiaries have redeemable preferred stock outstanding as of June 30, 2015. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk (“Aly Operating Redeemable Preferred Stock”) and Aly Centrifuge issued the Aly Centrifuge Redeemable Preferred Stock in connection with the United Acquisition.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares):

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock

January 1, 2015	$4,382	4,000,000	$4,458

Accrued Dividends	112	-	112
Accretion	19	-	-

June 30, 2015	$4,513	4,000,000	$4,570

Aly Centrifuge Redeemable Preferred Stock

On April 15, 2014, as part of the United Acquisition, Aly Centrifuge issued 5,000 shares of Aly Centrifuge Redeemable Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a fair value and liquidation value of $5.1 million and $5.0 million, respectively. The preferred stock was valued as of the date of acquisition by discounting the sum of (i) the value of the preferred stock without a conversion option using the option pricing method and (ii) the value of the conversion option using the Black-Scholes option pricing model for a lack of marketability. As of June 30, 2015, 500 shares of Aly Centrifuge Redeemable Preferred Stock remain subject to an 18-month holdback for general indemnification purposes pursuant to the purchase agreement.

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

Aly Centrifuge Redeemable Preferred Stock also includes the right to exchange into shares of Company common stock on any date, from time to time, at the option of the holder, into the number of shares equal to the quotient of (i) the sum of (A) the liquidation preference plus (B) an amount per share equal to accrued but unpaid dividends not previously added to the liquidation preference on such share of preferred stock, divided by (ii) 1,000, and (iii) multiplied by the exchange rate in effect at such time. The exchange rate currently in effect is 71.4285 or $14.00 per share of Company common stock.

The Aly Centrifuge Redeemable Preferred Stock is classified outside of permanent equity in the Company’s condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock

January 1, 2015	$9,584	9,252	$9,254

Accrued Dividends	241	-	241
Amortization	(84)	-	-

June 30, 2015	$9,741	9,252	$9,495

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculations of the denominator used in basic and diluted earnings per share are shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Denominator Used for Basic Earnings per Share	5,654,580	5,054,823	5,644,678	4,779,926
Aly Centrifuge Redeemable Preferred Stock	-	-	-	-

Denominator Used for Diluted Earnings per Share	5,654,580	5,054,823	5,644,678	4,779,926

Securities excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015 are shown below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014

Unvested Stock Options (1)	338,474		338,474		338,474		338,474
Exchange of Aly Operating Redeemable Preferred Stock (2)		(2)		(2)		(2)		(2)

_____________

(1)	The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan. No vesting events have occurred as of June 30, 2015.

(2)	The Aly Operating Redeemable Preferred Stock becomes exchangeable upon the occurrence of certain events, as defined in the Aly Operating Redeemable Preferred Stock Agreement. Upon occurrence of such events, the Aly Operating Redeemable Preferred Stock may, at the holder's option, be converted into Common Shares. The conversion ratio, determined by a calculation defined in the agreement of which the components include trailing twelve month financial performance and magnitude of investment in new equipment, is undeterminable until the Aly Operating Redeemable Preferred Stock becomes exchangeable into Common Shares.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The Company issued 15,625 shares of company stock during the three months ended June 30, 2015 as part of compensation to a former employee of the Company in accordance with his employment agreement. The Company recognized share-based compensation expense of $100,000 for the three months ended June 30, 2015 in connection with this issuance.

Stock Options

The Company has a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

The Omnibus Incentive Plan (the “Plan”) was approved by the Board of Directors on May 2, 2013. On May 2, 2013, the Company granted 338,474 Common Shares under the Plan which was the maximum number authorized. As of June 30, 2015, options to purchase 338,474 Common Shares under the Plan were outstanding.

At June 30, 2015, there is approximately $0.5 million of total unrecognized compensation cost related to the non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options.

NOTE 10 – STOCKHOLDERS’ EQUITY

On June 19, 2015, the Company effected the Reverse Split, a 1-for-20 reverse stock split of its common stock, as approved by its Board of Directors and stockholders. Under the terms of the Reverse Split, each 20 shares of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one share of common stock, without any further action by the stockholder. Fractional shares were rounded up to the nearest whole share. All share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively restated to reflect the Reverse Split.

In January 2015, we issued an aggregate of 50,000 shares of our common stock in a private placement at a price of $11.00 per share for gross proceeds of approximately $0.6 million.

We agreed to issue 79,215 and 3,434 shares of our common stock during the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, to one of our directors in respect of his arrangement of certain issuances of common stock in 2014 and 2015. These shares were issued during the three months ended June 30, 2015.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$766	$220
Cash Paid for State and Federal Income Taxes	200	130

Non-Cash Investing Activities in Connection with United Acquisition
Issuance of Aly Centrifuge Preferred Stock	$-	$5,101
Issuance of Liability for Contingent Payment	-	3,517
Accounts Payable - Affiliates	-	821
Non-Cash Investing and Financing Activities
Purchase of Equipment through Capital Lease Obligations	$1,067	$681
Accretion (Amortization) of Preferred Stock Liquidation Preference, Net	(65)	10
Paid-in-Kind Dividends on Preferred Stock	353	156
Liability for Transaction Cost of Equity Raise	26	437
Common Shares Issued for Transaction Cost of Equity Raise	618	-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenues, income and operating performance;

•	our ability to sustain and improve our utilization and margins;

•	operating cash flows and availability of capital;

•	the timing and success of future acquisitions and other special projects; and,

•	our ability to finance working capital and capital expenditures.

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

•

the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenues and financial performance or our inability to raise sufficient funds through asset sales or equity issuances should we need to raise funds through such methods; and

•	the potential failure to maintain effective internal controls over financial reporting.

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

The financial results of United and Evolution are included in the results of operations beginning on April 16, 2014 and July 1, 2014, respectively.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” of this Form 10-Q.

Overview of Our Business

We are a provider of surface rental equipment, solids control systems, and directional drilling services, including MWD services. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes mud circulating tanks (400 and 500 barrel capacity), mud pumps (diesel and electric), live oil skimming systems with mud gas separators, flare lines with flare stacks, containment systems with stairs, portable mud mixing plants, centrifuges, shakers/vertical dryers, and MWD kits. We also provide personnel at the customer’s well site to operate certain pieces of our equipment, such as skimming systems, centrifuges, downhole drilling motors and MWD kits, when requested by the customer and, in certain cases, we provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location. We service the Permian Basin (in Texas and New Mexico), Eagle Ford Shale, Utica Shale, Marcellus Shale, Woodford Shale, Granite Wash, Mississippian Lime, and Tuscaloosa Marine Shale. Our primary operating yards, shop and repair facilities, and management offices are located at various locations in Texas, including Giddings, San Angelo, Prosper, and Houston.

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

Industry Trends and Outlook

We operate in the commodity-driven, cyclical oil and gas industry. From 2011 and through mid-2014, the industry operated in an environment where crude oil prices largely avoided this cycle. However, subsequent to the third quarter of 2014, crude oil prices have declined significantly due to continued growth in U.S. oil production, weakened outlooks for the global economy and continued strong international crude oil supply resulting in part from OPEC’s unexpected decision to maintain oil production levels. As a result of the weaker crude oil price environment, many crude oil development prospects have become less economical for exploration and production operators, leading to an expected downturn in demand for our products and services and an overall weaker demand for oilfield services.

In April 2015, we committed to a reorganization initiative to strengthen our sales and marketing efforts, consolidate support functions, and operate more efficiently in order to partially mitigate the significant declines in pricing and utilization of our equipment and the depressed market conditions. The reorganization effort includes, but is not limited to, training our salesforce to enable the cross-selling of all of our product lines in all markets, sharing a common support services infrastructure across all reporting units, reducing headcount and wage rates, and rebranding and launching a new web site to increase awareness of our service lines. In May 2015, we moved forward aggressively with the first step of the reorganization plan, including significant reductions in headcount, field wage rates, and salaries of the management team and support personnel. We will experience the full impact of these cost cutting measures during the third quarter of 2015. We expect the reorganization to be substantially complete prior to the end of 2015. However, our reorganization and cost savings may not be enough to completely offset the negative impact of the current market conditions on our revenues.

We believe we will continue to face significant challenges in 2015, primarily due to depressed oil and gas prices, and these challenges may have a significant negative impact on our operations, financial results and ability to access capital in 2015 and beyond.

Results for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table summarizes the change in the results of operations of the Company for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. The results of operations for the three months ended June 30, 2014 include the financial results of United beginning on April 16, 2014. The results of operations for the three months ended June 30, 2014 do not include any financial results of Evolution which was acquired on July 1, 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014

Revenues	$7,148	$9,078
Expenses:
Operating Expenses	4,777	4,505
Depreciation and Amortization	1,712	1,259
Selling, General and Administrative Expenses	2,593	1,949

Total Expenses	9,082	7,713

Operating Income/(Loss)	(1,934)	1,365

Interest Expense, Net	455	345

Income/(Loss) Before Income Taxes	(2,389)	1,020

Income Tax Expense/(Benefit)	(817)	474

Net Income/(Loss)	(1,572)	546

Preferred Stock Dividends	178	103
Accretion of Preferred Stock, Net	(32)	1

Net Income/(Loss) Available to Common Stockholders	$(1,718)	$442

Our revenues for the three months ended June 30, 2015 were $7.1 million, a decrease of $2.0 million from revenues for the three months ended June 30, 2014 of $9.1 million. The decrease was primarily due to the steep decline in oil prices during the fourth quarter of 2014 and the first half of 2015 which resulted in a weakening of demand for our products. During the three months ended June 30, 2015 when compared to the three months ended June 30, 2014, the impact of weakened demand was reflected in pricing decreases on our core rental products of approximately 25% and activity decreases, or decreases in the number of revenue generating days, on our core rental products in excess of 40%. When comparing the three months ended June 30, 2015 and 2014, the decline in revenue associated with the depressed market conditions was slightly offset by the impact of the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 91 days during the three months ended June 30, 2015 compared to 76 days and no days, respectively, during the three months ended June 30, 2014.

Our operating expenses for the three months ended June 30, 2015 increased to $4.8 million compared to $4.5 million for the three months ended June 30, 2014. The $0.3 million increase resulted from incremental costs from the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 91 days during the three months ended June 30, 2015 compared to 76 days and no days, respectively, during the three months ended June 30, 2014 offset by significant cost cuts in 2015 in response to the downturn in the industry. Operating expenses increased as a percentage of revenue by 34.7% to 66.8% for the three months ended June 30, 2015 from 49.6% for the three months ended June 30, 2014 reflecting the full impact of pricing decreases offset by a partial period of cost reductions. During the first half of 2015, we aggressively pursued pricing concessions from our vendors and we decreased the salaries and wages of virtually all employees by 10%. In addition, we responded to the decline in activity by decreasing our headcount and decreasing our use of third party services. Our cost cutting measures were primarily implemented during the three months ended June 30, 2015 and we expect to reap the full benefit of these actions in the second half of 2015.

Depreciation and amortization expense for the three months ended June 30, 2015 increased to $1.7 million compared to $1.3 million for the three months ended June 30, 2014. The increase is due to the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 91 days during the three months ended June 30, 2015 compared to 76 days and no days, respectively, during the three months ended June 30, 2014.

Selling, general and administrative expense increased to $2.6 million for the three months ended June 30, 2015 compared to $1.9 million for the three months ended June 30, 2014. The increase relates to the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 91 days during the three months ended June 30, 2015 compared to 76 days and no days, respectively, during the three months ended June 30, 2014 and an increase in non-recurring and non-cash expenses. For the three months ended June 30, 2015 and 2014, selling, general and administrative expenses include non-recurring expenses, primarily severance and professional fees, of $0.3 million and $0.1 million, respectively, and non-cash expenses, primarily bad debt and share-based compensation expense, of $0.3 million and $0.1 million, respectively.

Interest expense increased to approximately $0.5 million for the three months ended June 30, 2015 from approximately $0.3 million for the three months ended June 30, 2014. The increase in interest expense is primarily due to the expansion of our credit facility in November 2014 to include a $5.0 million delayed draw term loan and the issuance of a subordinated note payable in August 2014 in connection with a bulk purchase of equipment. Interest expense includes non-cash amortization of deferred loan costs of $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015, we recorded an income tax benefit of $0.8 million compared to income tax expense of approximately $0.5 million for the three months ended June 30, 2014. The income tax benefit recorded was primarily the result of our pre-tax net loss of $2.4 million incurred for the three months ended June 30, 2015 compared to pre-tax net income of $1.0 million for the three months ended June 30, 2014.

Results for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table summarizes the change in the results of operations of the Company for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. The results of operations for the six months ended June 30, 2014 include the financial results of United beginning on April 16, 2014. The results of operations for the six months ended June 30, 2014 do not include any financial results of Evolution which was acquired on July 1, 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014

Revenues	$16,144	$14,360
Expenses:
Operating Expenses	11,234	6,959
Depreciation and Amortization	3,365	2,065
Selling, General and Administrative Expenses	5,025	3,049

Total Expenses	19,624	12,073

Operating Income/(Loss)	(3,480)	2,287

Interest Expense, Net	946	515

Income/(Loss) Before Income Taxes	(4,426)	1,772

Income Tax Expense/(Benefit)	(1,415)	766

Net Income/(Loss)	(3,011)	1,006

Preferred Stock Dividends	353	156
Accretion of Preferred Stock, Net	(65)	10

Net Income/(Loss) Available to Common Stockholders	$(3,299)	$840

Our revenues for the six months ended June 30, 2015 were $16.1 million, an increase of $1.7 million from revenues for the six months ended June 30, 2014 of $14.4 million. The increase in revenue from the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 181 days during the six months ended June 30, 2015 compared to 76 days and no days, respectively, during the six months ended June 30, 2014 was partially offset by the impact of pricing decreases on our core rental products in excess of 15% and activity decreases, or decreases in the number of revenue generating days, on our core rental products in excess of 30%.

Our operating expenses for the six months ended June 30, 2015 increased to $11.2 million compared to $7.0 million for the six months ended June 30, 2014. The $4.2 million increase resulted primarily from incremental costs from the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 181 days during the six months ended June 30, 2015 compared to 76 days and no days, respectively, during the six months ended June 30, 2014 offset by cost cuts in 2015 in response to the downturn in the industry. The increase in operating expenses as a percentage of revenue to 69.6% for the six months ended June 30, 2015 from 48.5% for the six months ended June 30, 2014 reflects the impact of the significant pricing decreases implemented in early 2015. Our cost cutting measures in response to the decline in pricing were primarily implemented during the three months ended June 30, 2015 and we expect to reap the full benefit of these actions in the second half of 2015. If our pricing remains flat in the second half of 2015, we anticipate a decline in operating expenses as a percentage of revenue.

Depreciation and amortization expense for the six months ended June 30, 2015 increased to $3.4 million compared to $2.1 million for the six months ended June 30, 2014. The increase is due to the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 181 days during the six months ended June 30, 2015 compared to 76 days and no days, respectively, during the six months ended June 30, 2014 and a bulk equipment purchase in the third quarter of 2014.

Selling, general and administrative expense increased to $5.0 million for the six months ended June 30, 2015 compared to $3.0 million for the six months ended June 30, 2014. The increase is primarily due to the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 181 days during the six months ended June 30, 2015 compared to 76 days and no days, respectively, during the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, selling, general and administrative expenses include non-recurring expenses, primarily severance and professional fees, of $0.4 million and $0.1 million, respectively. Non-cash items, such as share-based compensation expense, bad debt expense, and fair value adjustments to the contingent payment liability, included in selling, general and administrative expenses aggregate to a benefit of $66,000 and an expense of $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

Interest expense increased to approximately $0.9 million for the six months ended June 30, 2015 from approximately $0.5 million for the six months ended June 30, 2014. The increase in interest expense is primarily due to the expansion of our credit facility in connection with the United acquisition. Interest expense includes non-cash amortization of deferred loan costs of $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015, we recorded an income tax benefit of $1.4 million compared to income tax expense of approximately $0.8 million for the six months ended June 30, 2014. The income tax benefit recorded was the primarily the result of our pre-tax net loss of $4.4 million incurred for the six months ended June 30, 2015 compared to pre-tax net income of $1.8 million for the six months ended June 30, 2014.

Non-GAAP Financial Measures

We disclose and discuss EBITDA as non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities and Exchange Commission.

We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies, which may limit its usefulness as a comparative measure.

We also make certain adjustments to EBITDA for (i) non-recurring expenses, such as severance and professional fees related to acquisitions, and (ii) non-cash charges, such as bad debt expense, share-based compensation expense, and the changes in fair value of our liability for contingent payments, to derive a normalized EBITDA run-rate (“Adjusted EBITDA”), which we believe is a useful measure of operating results and the underlying cash generating capability of our business.

Because EBITDA and Adjusted EBITDA are not measures of financial performance calculated in accordance with GAAP, these metrics should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.

EBITDA and Adjusted EBITDA are widely used by investors and other users of our financial statements as supplemental financial measures that, when viewed with our GAAP results and the accompanying reconciliation, we believe provide additional information that is useful to gain an understanding of our ability to service debt, pay deferred taxes and fund growth and maintenance capital expenditures. We also believe the disclosure of EBITDA and Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter-to-quarter and year-to-year.

EBITDA and Adjusted EBITDA are also financial metrics used by management as (i) supplemental internal measures for planning and forecasting and for evaluating actual results against such expectations; (ii) significant criteria for incentive compensation paid to our executive officers and management; (iii) reference points to compare to the EBITDA and Adjusted EBITDA of other companies when evaluating potential acquisitions; and (iv) assessments of our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Components of EBITDA:

Net Income	$(1,572)	$546	$(3,011)	$1,006

Non-GAAP Adjustments:

Depreciation and Amortization	1,712	1,259	3,365	2,065
Interest Expense, Net	455	345	946	515
Income Tax Expense/(Benefit)	(817)	474	(1,415)	766

EBITDA	$(222)	$2,624	$(115)	$4,352

Adjustments to EBITDA:

Stock-Based Compensation Expense	100	-	100	-
Bad Debt Expense	129	31	144	57
Fair Value Adjustments to Contingent Payment Liability	30	87	(310)	87
Non-Recurring Expenses	267	119	350	119

Adjusted EBITDA	$304	$2,861	$169	$4,615

Set forth below are the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by operating activities.

•	EBITDA and Adjusted EBITDA do not reflect growth and maintenance capital expenditures,

•

EBITDA and Adjusted EBITDA do not reflect the interest, principal payments and other financing-related charges necessary to service the debt that we have incurred to finance acquisitions and invest in our fixed asset base,

•	EBITDA and Adjusted EBITDA do not reflect the payment of deferred income taxes, and

•	EBITDA and Adjusted EBITDA do not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA and Adjusted EBITDA as non-GAAP financial measures by only using EBITDA and Adjusted EBITDA to supplement our GAAP results.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our credit facility, equipment financings and the issuance of equity securities. Declines in oil and natural gas prices subsequent to the third quarter of 2014 negatively impacted the Company’s cash from operations as the number of rigs drilling declined, reducing the demand for the Company’s services and the prices for services provided by the Company. We anticipate that continued volatility in oil and gas prices during 2015 will impact our operations, financial results, and ability to access sources of capital. Should our projected cash flow and credit facilities not be sufficient, we may reduce capital expenditures and future investments and/or consider the issuance of debt and/or additional equity securities; however, continued low oil and natural gas prices, or further declines in such prices, could also adversely affect the Company’s ability to incur additional indebtedness or access the capital markets on favorable terms.

The Company’s uses of capital are expenditures that arise primarily from our need to service our debt, to fund our working capital requirements, and to maintain and expand our rental fleet and service offerings. We believe that we will have the ability to provide for our operating needs, including our working capital requirements, and planned capital expenditures in 2015 through projected operating cash flow and our revolving credit facility.

Because the Company was not in compliance with certain covenants set forth in its credit agreement as of June 30, 2015, the Company has classified its indebtedness under the credit agreement as a current liability, creating substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2015.

Based upon preliminary discussions and documentation with its lender, the Company anticipates that it will enter into an amendment and extension to its credit agreement that will reinstate its compliance with all applicable financial covenants, provided that the Company is successful in enhancing its liquidity with proceeds of a minimum of $3.0 million from an equity financing. The benefits of a restructuring of the credit facility may include a reduction or delay in scheduled principal payments and/or a modified set of financial covenants.

On June 24, 2015, the Company commenced a private offering to accredited investors which will expire on the earlier of (i) the date on which the Company finalizes an amendment to its bank credit agreement or (ii) September 15, 2015, unless further extended in the Company’s sole discretion. The offering is conditioned upon the Company’s acceptance of a minimum of 937,500 shares ($3.0 million) on or before the expiration date. As of August 14, 2015, the subscription agreements received by the Company exceed $3.0 million and the Company is in discussions with its lender regarding an amendment and extension of the credit facility.

The net cash provided by or used in our operating, investing and financing activities during the six months ended June 30, 2015 and 2014 is summarized below (in thousands):

	Six Months Ended June 30,
	2015	2014

Cash Provided By/(Used In):
Operating Activities	$3,374	$822
Investing Activities	(1,147)	(19,036)
Financing Activities	(3,901)	19,452

Decrease in Cash and Cash Equivalents	$(1,674)	$1,238

Operating Activities

For the six months ended June 30, 2015, we generated $3.4 million of cash from operating activities. Our net loss for the period was $3.0 million. Non-cash additions to net income totaled $2.1 million consisting primarily of an aggregate of $3.6 million in depreciation, amortization of intangibles and amortization of deferred loan costs and an aggregate of $0.2 million of share-based compensation expense, and bad debt expense, partially offset by a $0.3 million fair value adjustment to a contingent payment liability and a $1.4 million increase in net deferred tax assets.

During the six months ended June 30, 2015, changes in working capital generated $4.3 million in cash. Cash was provided by an aggregate net decrease of $8.2 million in accounts receivable, unbilled receivables, inventory, and prepaid expenses and other assets, offset by an aggregate decrease in accounts payable and accrued expenses of $3.9 million.

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

During the six months ended June 30, 2014, changes in working capital used $2.8 million in cash. Cash was provided by a net increase in accounts payable and accrued expenses of $1.1 million. Cash provided was offset by an increase in accounts receivable and unbilled receivables of approximately $3.2 million.

Investing Activities

During the six months ended June 30, 2015, we used $1.1 million in investing activities related to the purchase or fabrication of capital assets.

During the six months ended June 30, 2014, we used $19.0 million in investing activities of which $15.1 million was the cash purchase price, net of cash acquired, associated with the United Acquisition and $4.0 million was related to the purchase or fabrication of capital assets.

Financing Activities

During the six months ended June 30, 2015, financing activities used $3.9 million of cash. Principal payments of $3.6 million and a contingent consideration payment of $0.9 million made to the sellers of United were partially offset by an equity raise of $0.6 million.

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

As of June 30, 2015, we had a borrowing base of $2.4 million under the revolving credit facility. The borrowing base, recalculated monthly, is determined by the balance and aging of our accounts receivable and may decrease subject to a decline in revenue resulting from the current market conditions.

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

The Company finances the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At June 30, 2015 and December 31, 2014, we had $2.7 million and $2.0 million outstanding under equipment loans and capital leases, respectively.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended June 30, 2015 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

ALY ENERGY SERVICES, INC.

Date: August 14, 2015	By	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah Chairman and Chief Executive Officer (Principal Executive Officer)

