Form 10-Q
period 2015-09-30
Aly Energy Services, Inc.
filed 2015-11-16
CIK 946822

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended September 30, 2015

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $0.001 Par Value – 6,706,814 shares as of November 16, 2015.

INDEX

ALY ENERGY SERVICES, INC.

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	September 30, 2015	December 31, 2014
	(Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$2,739	$2,050
Accounts Receivable, Net of Allowance for Doubtful Accounts of $440 and $178, as of September 30, 2015 and December 31, 2014, respectively	4,816	11,053
Unbilled Receivables	654	2,479
Inventory	294	431
Deferred Tax Assets	283	57
Prepaid Expenses and Other Current Assets	313	757

Total Current Assets	9,099	16,827

Property and Equipment, Net	54,958	56,484

Intangible Assets, Net	8,929	10,475
Goodwill	11,407	11,407
Deferred Loan Costs, Net	485	768
Other Assets	34	12

Total Assets	$84,912	$95,973

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,716	$4,628
Accounts Payable - Affiliates	-	590
Accrued Expenses	2,112	2,453
Deferred Tax Liabilities	6	58
Current Portion of Long-Term Debt	2,611	6,758
Current Portion of Contingent Payment Liability	792	876

Total Current Liabilities	7,237	15,363

Long-Term Debt, Net of Current Portion	23,446	23,455
Contingent Payment Liability, Net of Current Portion	875	2,233
Deferred Tax Liabilities	10,048	12,136
Other Long-Term Liabilities	35	28

Total Liabilities	41,641	53,215

Commitments and Contingencies (See Note 5)	-	-

Aly Operating Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014	4,579	4,382
Aly Centrifuge Redeemable Preferred Stock, $0.01 par value, 15,000 shares authorized, 9,252 shares issued and outstanding as of September 30, 2015 and December 31, 2014	9,818	9,584

	14,397	13,966
Stockholders' Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 6,707,039 shares issued, and 6,706,814 shares outstanding as of September 30, 2015 and 200,000,000 shares authorized, 5,511,341 issued and 5,511,116 outstanding as of December 31, 2014	7	6
Treasury Stock, 225 Shares at Cost	(2)	(2)
Additional Paid-In-Capital	29,042	24,917
Retained Earnings	(173)	3,871

Total Stockholders' Equity	28,874	28,792

Total Liabilities and Stockholders' Equity	$84,912	$95,973

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$6,936	$13,491	$23,080	$27,851
Expenses:
Operating Expenses	4,382	7,607	15,616	14,566
Depreciation and Amortization	1,702	1,345	5,067	3,409
Selling, General and Administrative Expenses	2,347	2,430	7,372	5,480

Total Expenses	8,431	11,382	28,055	23,455

Operating Income/(Loss)	(1,495)	2,109	(4,975)	4,396

Interest Expense, Net	459	376	1,404	891

Income/(Loss) Before Income Tax	(1,954)	1,733	(6,379)	3,505

Income Tax Expense/(Benefit)	(921)	621	(2,336)	1,387

Net Income/(Loss)	(1,033)	1,112	(4,043)	2,118

Preferred Stock Dividends	175	141	528	297
Accretion of Preferred Stock, Net	(32)	(34)	(97)	(24)

Net Income/(Loss) Available to Common Stockholders	$(1,176)	$1,005	$(4,474)	$1,845

Basic Net Income/(Loss) per Common Share	$(0.21)	$0.18	$(0.79)	$0.37
Diluted Net Income/(Loss) per Common Share	$(0.21)	$0.18	$(0.79)	$0.37

Basic Average Common Shares Outstanding	5,659,390	5,469,346	5,649,636	5,012,258
Diluted Average Common Shares Outstanding	5,659,390	5,969,346	5,649,636	5,280,181

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities
Net Income/(Loss)	$(4,043)	$2,118
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities
Depreciation and Amortization of Property and Equipment	3,521	2,416
Amortization of Deferred Loan Costs	311	203
Amortization of Intangible Assets	1,546	993
Stock-Based Compensation	100	-
Bad Debt Expense	320	94
Fair Value Adjustments to Contingent Payment Liability	(580)	(183)
Loss on Disposal of Asset	209	16
Deferred Taxes	(2,366)	(31)
Changes in Operating Assets and Liabilities
Accounts Receivable	5,917	(4,636)
Unbilled Receivables	1,825	(1,741)
Inventory	138	(198)
Prepaid Expenses and Other Assets	422	(990)
Accounts Payable	(2,912)	1,403
Accounts Payable - Affiliates	-	(821)
Accrued Expenses and Other Liabilities	(334)	2,443

Net Cash Provided by Operating Activities	4,074	1,086

Cash Flows from Investing Activities
Purchase of Property and Equipment	(1,353)	(10,245)
Disposal of Property and Equipment	216	-
Cash Paid for United Acquisition, Net of Cash Acquired	-	(15,063)
Cash Acquired from Acquisition of Evolution Guidance Systems	-	167

Net Cash Used in Investing Activities	(1,137)	(25,141)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock, Net of Transaction Cost	3,872	9,110
Proceeds from Borrowing on Debt	-	28,069
Payment of Contingent Consideration	(862)	-
Repayment of Debt	(5,223)	(14,079)
Payment of Deferred Loan Costs	(35)	-
Financing Costs	-	(485)

Net Cash Provided by/(Used in) Financing Activities	(2,248)	22,615

Net Increase/(Decrease) in Cash and Cash Equivalents	689	(1,440)

Cash and Cash Equivalents, Beginning of Period	2,050	1,440
Cash and Cash Equivalents, End of Period	2,739	$-

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Aly Energy Services, Inc. ("Aly Energy" or the "Company"), founded in July 2012, provides oilfield services, including surface equipment rental, solids control services, and directional drilling services, to exploration and production companies.

On October 26, 2012, Aly Operating, Inc. ("Aly Operating") acquired all of the stock of Austin Chalk Petroleum Services Corp. ("Austin Chalk"). Austin Chalk provides surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

On April 15, 2014, Aly Energy acquired the equity interests of United Centrifuge, LLC ("United") as well as certain assets used in United's business that were owned by related parties of United (collectively the "United Acquisition"). In connection with the United Acquisition, United merged with and into Aly Centrifuge Inc. ("Aly Centrifuge"), a wholly-owned subsidiary of Aly Energy. United operates within the solids control and fluids management sectors of the oilfield services and rental equipment industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day.

On July 1, 2014, the Company acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. ("Evolution"), an operator of Measurement-While-Drilling ("MWD") downhole tools.

The Company, which has three wholly-owned subsidiaries, Aly Operating, Aly Centrifuge and Evolution, operates as one business segment which services customers within the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The accompanying condensed consolidated financial statements of the Company have not been audited by the Company's independent registered public accounting firm, except the condensed consolidated balance sheet at December 31, 2014 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 2015. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements include the accounts of Aly Energy and its subsidiaries. All significant inter-company transactions and accounts have been eliminated upon consolidation.

Reverse Stock Split:On June 19, 2015, the Company effected a 1-for-20 reverse stock split of its common stock ("Reverse Split"), as approved by its Board of Directors and stockholders. All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts has been retroactively restated to give effect to the Reverse Split.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition: The Company generates revenues primarily from renting equipment at per-day rates. In connection with certain of its solids control, skimming operations and directional drilling and MWD operations, the Company also provides personnel to operate its equipment at the customer's location at per-day or per-hour rates. In addition, the Company may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned and when collectability is reasonably assured.

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

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management's best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The Company's liability for contingent payments represents the fair value of estimated additional cash payments related to the United Acquisition. The payments are subject to the achievement of certain financial performance goals. As of September 30, 2015, the fair value of the liability for contingent payments is the present value of the estimated remaining payments. The present value calculation for the remaining payments due on May 31, 2016 and 2017 is considered a Level 3 measurement and is based upon the Company's internal model and projections.

The following table provides a roll forward of the fair value of the liability for contingent payments which includes Level 3 measurements (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Fair Value, Beginning of Period	$1,937	$3,604	$3,109	$-

Additions	-	-	-	3,517
Changes in Fair Value	(270)	(270)	(580)	(183)
Payments	-	-	(862)	-

Fair Value, End of Period	$1,667	$3,334	$1,667	$3,334

Changes in fair value are recognized in selling, general and administrative expenses in the condensed consolidated statement of operations during the three and nine months ended September 30, 2015 and 2014.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment: Property and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income.

The cost of property and equipment currently in service is depreciated, on a straight-line basis, over the estimated useful lives of the related assets, which range from one to 20 years. A residual value is used for asset types deemed to have a salvage value. Major classifications of property and equipment and their respective useful lives are as follows (in thousands):

	Estimated Useful Lives	September 30, 2015	December 31, 2014
		(unaudited)
Machinery and Equipment	1-20 years	$56,042	$55,353
Vehicles, Trucks & Trailers	5-7 years	6,147	5,243
Office Furniture, Fixtures and Equipment	3-7 years	465	266
Software	3-5 years	232	100
Leasehold Improvements	Remaining Term of Lease	192	180
Buildings	20 years	212	-

		63,290	61,142
Less: Accumulated Depreciation and Amortization		(8,535)	(5,615)

		54,755	55,527
Assets Not Yet Placed In Service		203	957

Property and Equipment, Net		$54,958	$56,484

Depreciation and amortization of property and equipment for the three months ended September 30, 2015 and 2014 was $1.2 million and $0.8 million, respectively. Depreciation and amortization of property and equipment for the nine months ended September 30, 2015 and 2014 was $3.5 million and $2.4 million, respectively.

Impairment of Long-Lived Assets: Long-lived assets, which include property and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value with the carrying value of the related assets. The Company recorded no impairment for the three and nine months ended September 30, 2015 and 2014.

Goodwill:The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. During the three and nine months ended September 30, 2015, there have been no events or circumstances indicating that the carrying value of goodwill may not be recoverable.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets: Intangible assets consist of the following (in thousands):

	Estimated Useful Lives	September 30, 2015	December 31, 2014
		(unaudited)
Customer Relationships	2-10 years	$5,441	$5,441
Trade Name	4-10 years	$2,355	2,355
Non-Compete	4-5 years	$2,586	2,586
Sales Contract	4 years	$524	524
Supply Agreement	4 years	$1,686	1,686

		12,592	12,592
Less: Accumulated Amortization		(3,663)	(2,117)

Intangible Assets, Net		$8,929	$10,475

Total amortization expense for the three months ended September 30, 2015 and 2014 was approximately $0.5 million. Total amortization expense for the nine months ended September 30, 2015 and 2014 was approximately $1.5 million and $1.0 million, respectively.

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

Reclassifications:Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements:In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, a revision to Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers", which was originally issued on May 28, 2014. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-14 on its financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which adds comments from the Securities and Exchange Commission (SEC) addressing ASU 2015-03, as discussed above, and debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company plans to adopt ASU 2015-15 in connection with its adoption of ASU 2015-03 effective January 1, 2016. The Company does not anticipate the adoption of ASU 2015-15 will have a material impact on the Company's financial condition or results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-16 on its financial statements.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS COMBINATION

United Acquisition

On April 15, 2014, Aly Energy acquired the equity interests of United as well as certain assets used in United's business that were owned by related parties of United. The acquisition expanded Aly Energy's service offering by adding solids control services and expanded Aly Energy's geographical footprint into the Northeast. Total consideration for the United Acquisition was approximately $24.5 million, comprised of the following (in thousands):

Cash Consideration Paid, Net of Cash Acquired	$15,063
Fair Value of Aly Centrifuge Redeemable Preferred Stock Issued	5,101
Fair Value of Contingent Consideration	3,517
Accounts Payable - Affiliates	821

Total Consideration	24,502

The cash portion of the consideration was $15.1 million, net of cash acquired of $0.6 million. Redeemable preferred stock issued as consideration in the United Acquisition ("Aly Centrifuge Redeemable Preferred Stock") consists of 5,000 shares with an estimated fair value of $5.1 million (Note 7). The contingent consideration consisted of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017; provided, however, that the aggregate contingent consideration will not exceed $5.0 million. On May 31, 2015, the Company made the first cash payment in the amount of $0.9 million, or 5% of the gross revenues of the business acquired for the twelve months ended March 31, 2015.

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

Goodwill has a total value of $2.3 million. Other intangible assets have a total value of $6.1 million with a weighted average amortization period of 7 years. Other intangible assets consist of customer relationships of $2.2 million, amortizable over 10 years, trade name of $1.1 million, amortizable over 10 years, a non-compete agreement of $1.1 million, amortizable over 4 years, and a supply agreement of $1.7 million, amortizable over 4 years. Included within liabilities assumed is $0.3 million of capital leases.

During the three months ended September 30, 2015 and 2014, the United Acquisition contributed $3.8 million and $4.6 million, respectively, in revenues to the condensed consolidated financial results of the Company. The condensed consolidated financial results of the Company during the three months ended September 30, 2015 and 2014 include a net loss available to common stockholders of $0.7 million and net income of $1.1 million, respectively, prior to any allocation of the Company's financing costs and corporate expenses, generated by the United Acquisition.

During the nine months ended September 30, 2015 and 2014, the United Acquisition contributed $11.6 million and $7.6 million, respectively, in revenues to the condensed consolidated financial results of the Company. The condensed consolidated financial results of the Company during the nine months ended September 30, 2015 and 2014 include a net loss available to common stockholders of $1.4 million and net income of $1.2 million, respectively, prior to any allocation of the Company's financing costs and corporate expenses, generated by the United Acquisition.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Evolution Acquisition

On July 1, 2014, Aly Energy acquired all of the issued and outstanding stock of Evolution. The acquisition expanded Aly Energy's service offering by adding MWD services. Total consideration was approximately $2.0 million, comprised of the following (in thousands):

Fair Value of Common Stock Issued	$1,650
Accounts Payable - Affiliates	340

Total Consideration	$1,990

Common Stock issued as consideration for the acquisition of Evolution consists of 150,000 shares with an estimated fair value of $1.7 million as of the date of the acquisition. As of September 30, 2015, no further cash payments are due to the sellers.

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

During the three months ended September 30, 2015 and 2014, Evolution contributed $0.4 million and $1.8 million, respectively, of revenues to the condensed consolidated financial results of the Company. The condensed consolidated financial results of the Company during the three months ended September 30, 2015 and 2014 include a net loss available to common stockholders of $0.5 million and $12,000, respectively, prior to any allocation of the Company's financing costs and corporate expenses, generated by Evolution.

During the nine months ended September 30, 2015 and 2014, Evolution contributed $3.2 million and $1.8 million, respectively, in revenues to the condensed consolidated financial results of the Company. The condensed consolidated financial results of the Company during the nine months ended September 30, 2015 and 2014 include a net loss available to common stockholders of $1.7 million and $12,000, respectively, prior to any allocation of the Company's financing costs and corporate expenses, generated by Evolution.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Credit Facility
Term Loan	$17,500	21,250
Delayed Draw Term Loan	4,500	5,000
Subordinated Note Payable	1,500	2,000
Equipment Financing and Capital Leases	2,557	1,963

	$26,057	$30,213
Less: Current Portion	(2,611)	(6,758)

Long-Term Debt, Net of Current Portion	$23,446	$23,455

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

On November 26, 2014, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement in order to, among other things, provide for a $5.0 million delayed draw term loan to be added to the credit facility. The delayed draw term loan was used in full to finance capital expenditures during the year ended December 31, 2014.

On October 13, 2015, we entered into Amendment No. 2 to the existing credit facility ("Amendment") which had an effective date of September 30, 2015. In connection with the execution of the Amendment, the Company used proceeds of $3.4 million from its recently closed private offering to make the regularly scheduled principal payments of $1.5 million on September 30, 2015 and to make a prepayment of $1.9 million on the term loan on October 13, 2015.

The Amendment modified multiple components of the credit facility including, but not limited to, the terms listed below. The Amendment:

(i)	waived the Company's covenant default as of June 30, 2015;

(ii)	defers all further principal payments on outstanding borrowings under the credit facility until March 31, 2017;

(iii)	revised certain financial covenants to facilitate the Company's compliance with such covenants during the current downturn in the oilfield services industry; and,

(iv)	reduced the size of the revolving credit facility to $1.0 million.

As of September 30, 2015, the Company had a borrowing capacity of up to $1.0 million under the revolving credit facility in addition to a cash balance in excess of $0.8 million after giving effect to the prepayment of the term loan on October 13, 2015. There were no outstanding borrowings under the revolving credit facility as of September 30, 2015.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Note Payable

On August 15, 2014, we completed a bulk equipment purchase (the "Saskatchewan Equipment Purchase"), consisting of centrifuges, shakers, service vehicles and other associated equipment, for total consideration of $10.3 million of which $2.0 million was in the form of a Subordinated Note Payable.

On March 18, 2015, the Subordinated Note Payable was amended to extend the final maturity date to June 30, 2017 and to increase the interest rate to 10% per annum. Subsequent to an aggregate principal and interest payment of approximately $0.6 million on March 31, 2015, additional payments of interest and principal are not required until June 30, 2017. Interest and principal payments may be paid in amounts determined by the Company's board of directors on any date or dates prior to June 30, 2017, subject to approval of both the Company's board of directors and the Company's lenders. The Subordinated Note Payable is generally subordinated in right of payment to the Company's indebtedness to its lenders.

Equipment Financing and Capital Leases

The Company finances the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At September 30, 2015 and December 31, 2014, we had $2.6 million and $2.0 million outstanding under equipment loans and capital leases, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to certain claims arising in the ordinary course of business. Management does not believe that any claims will have a material adverse effect on the Company's financial position or results of operations.

On February 3, 2015, multiple plaintiffs filed a proposed collective action against the Company under the Fair Labor Standards Act, in the Western District of Texas, San Antonio Division. On February 20, 2015, a proposed collective action alleging overtime violations under the Fair Labor Standards Act and Pennsylvania law, in the Southern District of Texas, Houston Division, was amended to include the Company as a defendant. Both actions were consolidated within the Southern District of Texas, Houston Division. Although the Company has defenses available in this litigation, the Company is settling this matter for business purposes, with no admission of liability. The anticipated amount of the settlement has been accrued for in the three months ended September 30, 2015. The settlement amount is expected to be fully paid in 2015.

Contractual Commitments

The Company has numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. The Company leases land, facilities and equipment from non-affiliates. Certain of these leases extend to 2020.

NOTE 6 – INCOME TAXES

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized an income tax benefit of $0.9 million and expense of $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and benefit of $2.3 million and expense of $1.4 million for the nine months ended September 30, 2015 and 2014, respectively. Effective income tax rates were 36.6% and 39.6% percent for the nine months ended 2015 and 2014, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions, which we expect to be fairly consistent in the near term.

The Company currently projects taxable loss for the year ended December 31, 2015, for federal income tax purposes and in certain state income tax jurisdictions. The Company has net operating losses that can be carried forward to offset future taxable income. The Company's net operating loss carryforwards begin to expire in 2033 if not utilized.

NOTE 7 – REDEEMABLE PREFERRED STOCK

Two of the Company's subsidiaries have redeemable preferred stock outstanding as of September 30, 2015. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk ("Aly Operating Redeemable Preferred Stock") and Aly Centrifuge issued the Aly Centrifuge Redeemable Preferred Stock in connection with the United Acquisition.

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

The holder of the Aly Operating Redeemable Preferred Stock and Aly Operating can, at either's option, require the other party to redeem the preferred stock for cash on the fourth anniversary of the closing date of the sale or October 26, 2016. However, there is no requirement for either party to redeem the preferred stock.

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

The Aly Operating Redeemable Preferred Stock is classified outside of permanent equity in the Company's condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Operating to redeem the Aly Operating Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares):

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock

December 31, 2014	$4,382	4,000,000	$4,458

Accrued Dividends	169	-	169
Accretion	28	-	-

September 30, 2015	$4,579	4,000,000	$4,627

Aly Centrifuge Redeemable Preferred Stock

On April 15, 2014, as part of the United Acquisition, Aly Centrifuge issued 5,000 shares of Aly Centrifuge Redeemable Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a fair value and liquidation value of $5.1 million and $5.0 million, respectively. The preferred stock was valued as of the date of acquisition by discounting the sum of (i) the value of the preferred stock without a conversion option using the option pricing method and (ii) the value of the conversion option using the Black-Scholes option pricing model for a lack of marketability. As of September 30, 2015, 497 shares of Aly Centrifuge Redeemable Preferred Stock remain subject to an 18-month holdback for general indemnification purposes pursuant to the purchase agreement. Aly Centrifuge has advised the holders of the preferred stock that it has reserved its right to assert an indemnification claim as to 102 of such shares.

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

The holder of the Aly Centrifuge Redeemable Preferred Stock and Aly Centrifuge can, at either's option, require the other party to redeem the preferred stock for cash on or after December 31, 2016. However, there is no requirement for either party to redeem the preferred stock.

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

The Aly Centrifuge Redeemable Preferred Stock is classified outside of permanent equity in the Company's condensed consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock

December 31, 2014	$9,584	9,252	$9,254

Accrued Dividends	359	-	359
Amortization	(125)	-	-

September 30, 2015	$9,818	9,252	$9,613

NOTE 8 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock ("Common Shares") outstanding during the applicable period. Diluted earnings per share is computed based on the weighted average number of Common Shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock or other convertible instruments, as appropriate.

The calculations of basic and diluted earnings per share are shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator:
Net Income	$(1,033)	$1,112	$(4,043)	$2,118
Less: Aly Operating Redeemable Preferred Stock Dividends	(57)	(53)	(169)	(157)
Less: Aly Operating Redeemable Preferred Stock Accretion	(9)	(9)	(28)	(28)

Numerator for Diluted Earnings per Share	(1,099)	1,050	(4,240)	1,933
Less: Aly Centrifuge Redeemable Preferred Stock Dividends	(118)	(88)	(359)	(140)
Less: Aly Centrifuge Redeemable Preferred Stock Amortization	41	43	125	52

Numerator for Basic Earnings per Share	$(1,176)	$1,005	$(4,474)	$1,845

Denominator:
Weighted Average Shares Used in Basic Earnings per Share	5,659,390	5,469,346	5,649,636	5,012,258
Effect of Dilutive Shares:
Aly Centrifuge Redeemable Preferred Stock	-	500,000	-	267,923

Weighted Average Shares Used in Diluted Earnings per Share	5,659,390	5,969,346	5,649,636	5,280,181

Basic Earnings per Share	$(0.21)	$0.18	$(0.79)	$0.37
Diluted Earnings per Share	$(0.21)	$0.18	$(0.79)	$0.37

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015 are shown below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
Basic Earnings per Share:
Unvested Stock Options (1)	338,474		338,474		338,474		338,474
Exchange of Aly Operating Redeemable Preferred Stock (2)		(2)		(2)		(2)		(2)

________________________

(1)	The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan.

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

The Omnibus Incentive Plan (the "Plan") was approved by the Board of Directors on May 2, 2013. On May 2, 2013, the Company granted 338,474 Common Shares under the Plan which was the maximum number authorized at that date.

At September 30, 2015, there is approximately $0.5 million of total unrecognized compensation cost related to the non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options.

On June 5, 2015, a majority of stockholders approved an amendment to our Plan which increased the maximum authorized shares to 750,000 Common Shares.

NOTE 10 – STOCKHOLDERS' EQUITY

On June 19, 2015, the Company effected the Reverse Split, a 1-for-20 reverse stock split of its common stock, as approved by its Board of Directors and stockholders. Under the terms of the Reverse Split, each 20 shares of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one share of common stock without any further action by the stockholder. Fractional shares were rounded up to the nearest whole share. All share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively restated to reflect the Reverse Split.

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

On June 24, 2015, the Company initiated a private offering to accredited investors. On September 30, 2015, the Company closed the offering and issued 1,047,424 shares of its common stock to multiple accredited investors at a price of $3.20 per share.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,101	$512
Cash Paid for State and Federal Income Taxes	109	130

Non-Cash Investing Activities in Connection with United Acquisition
Issuance of Aly Centrifuge Preferred Stock	$-	$5,101
Issuance of Liability for Contingent Payment	-	3,517
Accounts Payable - Affiliates	-	821
Non-Cash Investing Activities in Connection with Acquisition of Evolution Guidance Systems
Issuance of Common Stock	$-	$1,650
Accounts Payable - Affiliates	-	340
Non-Cash Investing Activities in Connection with Saskatchewan Equipment Purchase
Issuance of Aly Centrifuge Preferred Stock	$-	$4,323
Issuance of Subordinated Note Payable	-	2,000
Non-Cash Investing and Financing Activities
Purchase of Equipment through Capital Lease Obligations	$1,067	$681
Accretion (Amortization) of Preferred Stock Liquidation Preference, Net	(97)	(24)
Paid-in-Kind Dividends on Preferred Stock	529	297
Liability for Transaction Cost of Equity Raise	26	-
Common Shares Issued for Transaction Cost of Equity Raise	618	590

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes certain statements and information that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "anticipate," "believe," "ensure," "expect," "if," "intend," "plan," "estimate," "project," "forecasts," "predict," "outlook," "aim," "will," "could," "should," "potential," "would," "may," "probable," "likely," and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenues, income and operating performance;

•	our ability to sustain and improve our utilization and margins;

•	operating cash flows and availability of capital;

•	the timing and success of future acquisitions and other special projects; and,

•	our ability to finance working capital and capital expenditures.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management's current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

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

20

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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and (2) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled "Cautionary Note Regarding Forward-Looking Statements" of this Form 10-Q.

Overview of Our Business

We are a provider of surface rental equipment, solids control systems, and directional drilling services, including MWD services. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes mud circulating tanks (400 and 500 barrel capacity), mud pumps (diesel and electric), live oil skimming systems with mud gas separators, flare lines with flare stacks, containment systems with stairs, portable mud mixing plants, centrifuges, shakers/vertical dryers, and MWD kits. We also provide personnel at the customer's well site to operate certain pieces of our equipment, such as skimming systems, centrifuges, downhole drilling motors and MWD kits, when requested by the customer and, in certain cases, we provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location. We service the Permian Basin (in Texas and New Mexico), Eagle Ford Shale, Utica Shale, Marcellus Shale, Woodford Shale, Granite Wash, Mississippian Lime, and Tuscaloosa Marine Shale. Our primary operating yards, shop and repair facilities, and management offices are located at various locations in Texas, including Giddings, San Angelo, Prosper, and Houston.

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

Industry Trends and Outlook

We operate in the commodity-driven, cyclical oil and gas industry. From 2011 and through mid-2014, the industry operated in an environment where crude oil prices were relatively stable and, except for comparatively short intervals, generally traded at prices at or in excess of $100 per barrel. However, subsequent to the third quarter of 2014, crude oil prices have declined significantly due to a variety of factors, including, but not limited to, continued growth in U.S. oil production, weakened outlooks for the global economy and continued strong international crude oil supply resulting in part from OPEC's unexpected decision to maintain oil production levels. As a result of the weaker crude oil price environment, many crude oil development prospects have become less economical for exploration and production operators, leading to a dramatic reduction in North American rig counts and weaker demand for oilfield services, such as the services we provide.

In April 2015, we committed to a reorganization initiative to strengthen our sales and marketing efforts, consolidate support functions, and operate more efficiently in order to partially mitigate the significant declines in pricing and utilization of our equipment. The reorganization effort includes, but is not limited to, training our salesforce to enable the cross-selling of our product lines in certain geographical markets, sharing a common support services infrastructure across all reporting units, reducing headcount and wage rates, and rebranding and launching a new web site to increase awareness of our service lines.

In May 2015, we moved forward aggressively with the first step of the reorganization plan, including significant reductions in headcount, field wage rates, and salaries of the management team and support personnel. We have experienced the impact of these cost cutting measures during the third quarter of 2015 when we decreased operating expenses as a percentage of revenue to 63.2% compared to 69.6% for the first half of 2015 and decreased the monthly run rate for selling, general and administrative expenses, excluding non-cash and non-recurring transactions, by over 20% when comparing the third quarter of 2015 to the first half of 2015.

As we enter the fourth quarter of 2015, oil prices remain low and we expect further reductions in the rig count. Although it is customary to experience declines in activity in the fourth quarter due to the holidays and the exhaustion of our customers' annual spending budgets, we believe the declines this year may be even more pronounced as operators extend holiday breaks and aggressively cut end-of-year spending. We started to see a decline in our monthly revenue run rate towards the end of the third quarter, due primarily to rig attrition and continued pressure to implement further price reductions, and we anticipate our monthly revenue run rate may decline by as much as 15% by the end of 2015 when compared to the monthly revenue run rate early in the third quarter. Although we believe we will begin to see increases in activity next year, we do not anticipate any significant increases to occur until the second half of 2016.

In October 2015, in response to the recent revenue declines, we instituted another round of cost cutting measures, including further headcount and wage rate reductions. We believe that the impact of these initiatives, which are expected to be fully recognized in the first quarter of 2016, will allow us to maintain operating margins similar to the third quarter of 2015 despite a reduced revenue base.

Although we have been successful at improving the efficacy of our sales organization, operating more efficiently, and implementing multiple rounds of cost cuts, we believe we will continue to face significant challenges over the next twelve to eighteen months due to depressed and uncertain market conditions. These challenges may have a significant negative impact on our operations, financial results and ability to access capital in 2015 and beyond.

Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table summarizes the change in the results of operations of the Company for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014

Revenues	$6,936	$13,491
Expenses:
Operating Expenses	4,382	7,607
Depreciation and Amortization	1,702	1,345
Selling, General and Administrative Expenses	2,347	2,430

Total Expenses	8,431	11,382

Operating Income/(Loss)	(1,495)	2,109

Interest Expense, Net	459	376

Income/(Loss) Before Income Taxes	(1,954)	1,733

Income Tax Expense/(Benefit)	(921)	621

Net Income/(Loss)	(1,033)	1,112

Preferred Stock Dividends	175	141
Accretion of Preferred Stock, Net	(32)	(34)

Net Income/(Loss) Available to Common Stockholders	$(1,176)	$1,005

Our revenues for the three months ended September 30, 2015 were $6.9 million, a decrease of $6.6 million from revenues for the three months ended September 30, 2014 of $13.5 million. The decrease is due primarily to the sharp decline in oil prices and activity within the oilfield services industry subsequent to September 30, 2014. During 2015, we have experienced significant reductions in both pricing and utilization. Day rates and the number of revenue generating days, which is a reflection of the utilization of our equipment, for our core products each declined approximately 20-30% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 resulting in a decline in revenue of 48.6% period over period. Significant declines in demand for our surface rental equipment and directional drilling and MWD services were partially offset by slight increases in demand for our solids control equipment.

Our operating expenses for the three months ended September 30, 2015 decreased to $4.4 million compared to $7.6 million for the three months ended September 30, 2014. During 2015, we decreased the direct and indirect labor headcount, particularly non-revenue generating employees, and we reduced direct and indirect wage rates by approximately 5-10%. In addition, third party expenses, such as sub-rental equipment and transportation services, decreased significantly as our owned inventory of equipment was sufficient to meet the demand for our services. Despite significant cost reductions, operating expenses increased as a percentage of revenue by 6.8% to 63.2% for the three months ended September 30, 2015 from 56.4% for the three months ended September 30, 2014. The increase was due primarily to the impact of significant pricing decreases, which result in every dollar of cost increasing as a percentage of revenue, and the need, in order to retain existing customers and attract new customers, to decrease customer pricing more quickly than we were capable of implementing cost reductions. We continue to implement cost reduction initiatives, including demanding cost concessions from our vendors, in order to further reduce operating expenses as a percentage of revenue.

Depreciation and amortization expense for the three months ended September 30, 2015 increased to $1.7 million compared to $1.3 million for the three months ended September 30, 2014. The increase is primarily due to the additions from a bulk equipment purchase of solids control equipment in August 2014.

Selling, general and administrative expenses decreased to $2.3 million for the three months ended September 30, 2015 compared to $2.4 million for the three months ended September 30, 2014. Selling, general and administrative expenses include an aggregate of non-recurring and non-cash expenses of $0.6 million and income of $0.2 million during the three months ended September 30, 2015 and 2014, respectively. Excluding the impact of non-recurring and non-cash transactions, selling, general and administrative expenses decreased to $1.7 million for the three months ended September 30, 2015 from $2.6 million for the three months ended September 30, 2014. The $0.9 million decrease in selling, general and administrative expenses reflects the success of our cost cutting initiatives in 2015, such as headcount and wage rate reductions, in response to the downturn in the industry.

Interest expense increased to approximately $0.5 million for the three months ended September 30, 2015 from approximately $0.4 million for the three months ended September 30, 2014. Interest expense increased primarily due to the issuance of a subordinated note payable in August 2014 in connection with a bulk equipment purchase. Interest expense includes non-cash amortization of deferred loan costs of approximately $77,000 for the three months ended September 30, 2015 and 2014.

For the three months ended September 30, 2015, we recorded an income tax benefit of $0.9 million compared to income tax expense of approximately $0.6 million for the three months ended September 30, 2014. The income tax benefit recorded was primarily the result of our pre-tax net loss of $2.0 million incurred for the three months ended September 30, 2015 compared to pre-tax net income of $1.7 million for the three months ended September 30, 2014.

Results for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table summarizes the change in the results of operations of the Company for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The results of operations for the nine months ended September 30, 2014 include the financial results of United beginning on April 16, 2014. The results of operations for the nine months ended September 30, 2014 include financial results of Evolution beginning on July 1, 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014

Revenues	$23,080	$27,851
Expenses:
Operating Expenses	15,616	14,566
Depreciation and Amortization	5,067	3,409
Selling, General and Administrative Expenses	7,372	5,480

Total Expenses	28,055	23,455

Operating Income/(Loss)	(4,975)	4,396

Interest Expense, Net	1,404	891

Income/(Loss) Before Income Taxes	(6,379)	3,505

Income Tax Expense/(Benefit)	(2,336)	1,387

Net Income/(Loss)	(4,043)	2,118

Preferred Stock Dividends	528	297
Accretion of Preferred Stock, Net	(97)	(24)

Net Income/(Loss) Available to Common Stockholders	$(4,474)	$1,845

Our revenues for the nine months ended September 30, 2015 were $23.1 million, a decrease of $4.8 million from revenues for the nine months ended September 30, 2014 of $27.9 million. The inclusion of the financial results related to the United acquisition and the Evolution acquisition for 273 days during the nine months ended September 30, 2015 compared to 168 days and 92 days, respectively, during the nine months ended September 30, 2014 partially offset a significant decline in revenues resulting from the downturn in the oilfield services industry which began in late 2014. During the nine months ended September 30, 2015, we experienced significant declines in pricing of approximately 20-30% across the majority of our core products. In addition, the number of revenue generating days, which reflects utilization of our equipment, decreased significantly due to reduced demand, particularly for our surface rental equipment and directional drilling and MWD services.

Our operating expenses for the nine months ended September 30, 2015 increased to $15.6 million compared to $14.6 million for the nine months ended September 30, 2014 as the impact of aggressive cost cutting measures were offset by the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 273 days during the nine months ended September 30, 2015 compared to 168 days and 92 days, respectively, during the nine months ended September 30, 2014. Operating expenses as a percentage of revenue were 67.7% and 52.3% for the nine months ended September 30, 2015 and 2014, respectively. The increase was due primarily to the impact of significant pricing decreases, which result in every dollar of cost increasing as a percentage of revenue and the need, in order to retain existing customers and attract new customers, to decrease customer pricing more quickly than we were capable of implementing cost reductions. We continue to implement cost reduction initiatives, including demanding cost concessions from our vendors, in order to further reduce operating expenses as a percentage of revenue.

Depreciation and amortization expense for the nine months ended September 30, 2015 increased to $5.1 million compared to $3.4 million for the nine months ended September 30, 2014. The increase is primarily attributable to the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 273 days during the nine months ended September 30, 2015 compared to 168 days and 92 days, respectively, during the nine months ended September 30, 2014 and a bulk equipment purchase in August 2014.

Selling, general and administrative expenses increased to $7.4 million for the nine months ended September 30, 2015 compared to $5.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we reduced wage rates for nearly all employees by 5-10% and reduced the headcount of selling, general and administrative employees. In addition, we significantly reduced other selling, general, and administrative expenses, such as entertainment, marketing and travel. The impact of these cost reductions during the nine months ended September 30, 2015 is completely offset by the inclusion of the financial results related to the United acquisition and the Evolution acquisition for 273 days during the nine months ended September 30, 2015 compared to 168 days and 92 days, respectively, during the nine months ended September 30, 2014. Selling, general and administrative expenses include an aggregate of non-recurring and non-cash expenses of $0.9 million and approximately $65,000 during the nine months ended September 30, 2015 and 2014, respectively.

Interest expense increased to approximately $1.4 million for the nine months ended September 30, 2015 from approximately $0.9 million for the nine months ended September 30, 2014 primarily due to additional debt financing incurred subsequent to September 30, 2014, including a $5.0 million delayed draw term loan, a $2.0 million subordinated note payable and various equipment financing. Interest expense includes non-cash amortization of deferred loan costs of $0.3 million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, we recorded an income tax benefit of $2.3 million compared to income tax expense of approximately $1.4 million for the nine months ended September 30, 2014. The income tax benefit recorded was primarily the result of our pre-tax net loss of $6.4 million incurred for the nine months ended September 30, 2015 compared to pre-tax net income of $3.5 million for the nine months ended September 30, 2014.

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

We also make certain adjustments to EBITDA for (i) non-cash charges, such as bad debt expense, share-based compensation expense, changes in fair value of our liability for contingent payments, and gains and losses on the disposal of assets, and (ii) non-recurring expenses, such as severance and professional fees and other expenses related to transactions outside the ordinary course of business, to derive a normalized EBITDA run-rate ("Adjusted EBITDA"), which we believe is a useful measure of operating results and the underlying cash generating capability of our business.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Components of EBITDA:

Net Income/(Loss)	$(1,033)	$1,112	$(4,043)	$2,118

Non-GAAP Adjustments:

Depreciation and Amortization	1,702	1,345	5,067	3,409
Interest Expense, Net	459	376	1,404	891
Income Tax Expense/(Benefit)	(921)	621	(2,336)	1,387

EBITDA	$207	$3,454	$92	$7,805

Adjustments to EBITDA:

Stock-Based Compensation Expense	-	-	100	-
Bad Debt Expense	176	37	320	94
Fair Value Adjustments to Contingent Payment Liability	(270)	(270)	(580)	(183)
(Gain)/Loss on Disposal	213	16	209	16
Non-Recurring Expenses	460	19	815	138

Adjusted EBITDA	$786	$3,256	$956	$7,870

Set forth below are the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by and used in operating, investing and financing activities:

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

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are cash flows from operating activities, borrowings under our credit facility, equipment financings and the issuance of equity securities. We anticipate that continued volatility in oil and gas prices during 2015 and 2016 will impact our overall financial results and our ability to generate cash from operations. Should our projected cash flow combined with our credit facilities not be sufficient, we may reduce capital expenditures and future investments and/or consider the issuance of debt and/or additional equity securities; however, continued low oil and natural gas prices, or further declines in such prices, could also adversely affect the Company's ability to incur additional indebtedness or access the capital markets.

The Company's uses of capital are expenditures that arise primarily from our need to service our debt, to fund our working capital requirements, and to maintain and expand our rental fleet and service offerings. On October 13, 2015, we entered into an amendment to our credit facility which, among other things, defers all principal payments on the outstanding borrowings until March 31, 2017 decreasing our previous aggregate debt service requirements for the next eighteen months by $7.5 million. As such, we believe that we will have the ability to provide for our operating needs, including our working capital requirements and planned capital expenditures in 2015 and 2016, through projected operating cash flow and borrowings under our revolving credit facility.

The net cash provided by or used in our operating, investing and financing activities during the nine months ended September 30, 2015 and 2014 is summarized below (in thousands):

	Nine Months Ended September 30,
	2015	2014

Cash Provided By/(Used In):
Operating Activities	$4,074	$1,086
Investing Activities	(1,137)	(25,141)
Financing Activities	(2,248)	22,615

Increase/(Decrease) in Cash and Cash Equivalents	$689	$(1,440)

Operating Activities

For the nine months ended September 30, 2015, we generated $4.1 million of cash from operating activities. Our net loss for the period was $4.0 million. Non-cash additions to net income totaled $3.1 million consisting primarily of an aggregate of $5.4 million in depreciation, amortization of intangibles and amortization of deferred loan costs, an aggregate of $0.6 million related to stock-based compensation, bad debt expense, and a loss on disposal of assets, and a $2.3 million increase in deferred tax assets partially offset by an $0.6 million fair value adjustment to a contingent payment liability.

During the nine months ended September 30, 2015, changes in working capital generated $5.1 million in cash. Cash was provided by a significant decrease in accounts receivable and unbilled receivables of $7.7 million and an aggregate decrease of $0.6 million in other current assets offset by a decrease in payables and accrued expenses of $3.2 million. The changes in working capital were primarily driven by the significant decreases in activity during the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we generated $1.1 million of cash from operating activities. Our net income for the period was $2.1 million. Non-cash additions to net income totaled $3.5 million consisting of an aggregate of $3.6 million in depreciation, amortization of intangibles and amortization of deferred loan costs and an aggregate $0.1 million related to bad debt expense and a loss on disposal of assets, partially offset by an aggregate of $0.2 million fair value adjustment to a contingent payment liability and change in deferred taxes.

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

Investing Activities

During the nine months ended September 30, 2015, we used $1.1 million in cash which consisted of investment in machinery and equipment of $1.4 million offset by proceeds of $0.2 million from the disposal of underutilized assets.

During the nine months ended September 30, 2014, we used $25.1 million in investing activities of which $15.1 million was the cash purchase price, net of cash acquired, associated with the United Acquisition. We used $10.2 million of cash to invest in machinery and equipment during the period, including $4.0 million for the cash portion of consideration for the Saskatchewan Equipment Purchase and approximately $1.8 million for the fabrication of 5 new MWD kits. Cash acquired in the acquisition of Evolution of $0.2 million slightly offset our investments during the period.

Financing Activities

During the nine months ended September 30, 2015, we used $2.2 million in cash for financing activities. Cash was used primarily to repay debt in an aggregate amount of $5.2 million and to make the first payment of contingent consideration related to the United Acquisition of $0.9 million. Payment of deferred financing costs used approximately $35,000 of cash during the period. Our cash outlays were partially offset with an aggregate of $3.9 million in proceeds, net of transaction costs, from equity issuance during the period.

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

On October 13, 2015, we entered into Amendment No. 2 to our existing credit facility ("Amendment") which had an effective date of September 30, 2015. In connection with the execution of the Amendment, the Company used proceeds of $3.4 million from its recently closed private offering of common stock to make the regularly scheduled principal payments of $1.5 million on September 30, 2015 and to make a prepayment of $1.9 million on the term loan on October 13, 2015.

Among other things, the Amendment defers all previously scheduled principal payments on outstanding borrowings under the facility until March 31, 2017 and modifies financial covenants to facilitate the Company's compliance with such covenants during the current downturn in the oilfield services industry.

As of September 30, 2015, the Company had a borrowing capacity of up to $1.0 million under the amended revolving credit facility in addition to a cash balance in excess of $0.8 million after giving effect to the prepayment of the term loan on October 13, 2015. There were no outstanding borrowings under the revolving credit facility as of September 30, 2015.

On August 15, 2014, we completed a bulk equipment purchase, consisting of centrifuges, shakers, service vehicles and other associated equipment, for total consideration of $10.3 million of which $2.0 million was in the form of a Subordinated Note Payable. There are no required interest or principal payments related to the note prior to June 30, 2017.

The Company finances the purchase of certain vehicles and equipment using long-term equipment loans and non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At September 30, 2015, we had $2.6 million outstanding under equipment loans and capital leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer, of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q are effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended September 30, 2015 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

ALY ENERGY SERVICES, INC.

Date: November 16, 2015	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

