Form 10-K
period 2015-12-31
Aly Energy Services, Inc.
filed 2016-04-15
CIK 946822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $0.7 million as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sales price of the registrant's common stock on that date.

At April 13, 2016, the registrant had 6,706,814 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

INDEX

ALY ENERGY SERVICES, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-K (this "Report") contains certain statements and information that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "anticipate," "believe," "ensure," "expect," "if," "intend," "plan," "estimate," "project," "forecasts," "predict," "outlook," "aim," "will," "could," "should," "potential," "would," "may," "probable," "likely," and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	projected operating or financial results, including any accretion/dilution to earnings and cash flow;
•	any plans to obtain financing to fund future operations;
•	prospects for services and expected activity in potential and existing areas of operations;
•	the effects of competition in areas of operations;
•	the outlook of oil and gas prices;
•	the current economic conditions and expected trends in the industry we serve;
•	the amount, nature and timing of capital expenditures and availability of capital resources;
•	future financial condition or results of operations and future revenues and expenses; and
•	business strategy and other plans and objectives for future operations.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management's current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	general economic and business conditions;
•	prices of crude oil and natural gas and industry expectations about future prices;
•	fluctuations in the domestic land-based rig count;
•	business opportunities (or lack thereof) that may be presented to our company and may be pursued; and
•	changes in laws and regulations.

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

Item 1. Business

General

Throughout this report, we refer to Aly Energy Services, Inc., together with its subsidiaries, as "we," "our", "us," "Aly Energy" or "the Company."

We provide a variety of oilfield services to owners and operators of oil and gas wells. Generally, these services fall within the following three categories:

•	Surface rental equipment
•	Solids control systems
•	Directional drilling and measurement-while-drilling ("MWD") services

On July 17, 2012, Munawar "Micki" Hidayatallah founded and incorporated Aly Operating Inc. ("Aly Operating"), in Delaware with the strategic objective of creating an oilfield services company that serves exploration and production companies from well planning to plug and abandonment. We have grown our business both through organic growth resulting from investment in existing operations and through the acquisition of existing businesses operating in our industry.

Since 2012, we have completed three acquisitions: the acquisition of Austin Chalk Petroleum Services Corp. ("Austin Chalk") in October 2012, the acquisition of United Centrifuge LLC ("United") and the leased fixed assets associated with that business in April 2014, and the acquisition of Evolution Guidance Systems Inc. ("Evolution") in July 2014. Subsequent to the acquisition of each of these businesses, we have made significant investments to expand their operations and capitalize on organic growth opportunities in existing and expansion markets. We consistently seek opportunities to bundle product offerings and to cross sell services across markets and product lines, which we believe increases client retention and the utilization of our equipment.

Our growth strategy focuses on pursuing organic growth and, when capital resources are available, acquiring existing businesses. The strategy consists of the following elements:

•	increase inventory of rental products and increase capacity to provide services;
•	add new and differentiated product and service offerings;
•	expand into new geographic markets; and, diversify and grow our customer base.

Acquisition of Austin Chalk

On October 26, 2012, we acquired all of the stock of Austin Chalk for a total purchase price of $22.5 million. Total consideration included $17.9 million cash (net of cash acquired of approximately $58,000), a payable of $0.8 million and the issuance of 4.0 million shares of redeemable preferred stock at Aly Operating ("Aly Operating Redeemable Preferred Stock"), $0.01 par value, at fair value of $3.8 million.

Austin Chalk is a provider of high performance, explosion-resistant rental equipment used primarily in land-based horizontal drilling. Austin Chalk currently offers a robust inventory of surface rental equipment as well as roustabout services, including the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

Share Exchange

On May 14, 2013, Preferred Voice, Inc. ("Preferred Voice") and Aly Operating entered into a Share Exchange Agreement (the "Exchange Agreement"). Preferred Voice, incorporated in 1992, provided operations in the telecommunications space through January 2012 at which time it discontinued all operations. From and after that date, Preferred Voice was deemed to be a "shell company" (as such term is defined in Rule 12b-2 under the Exchange Act.

Prior to the execution and delivery of the Exchange Agreement, Preferred Voice's board of directors approved the Exchange Agreement and the transactions contemplated thereby. Similarly, the board of directors of Aly Operating approved the Exchange Agreement.

Pursuant to the Exchange Agreement, the holders of common stock of Aly Operating surrendered all of their shares in exchange for approximately 3.4 million newly issued shares of common stock of Preferred Voice (the "Share Exchange"), representing approximately 92% of the outstanding common stock of Preferred Voice after giving effect to the Share Exchange. Shares were exchanged at the ratio of 19.91 shares of Preferred Voice common stock for each one share of Aly Operating common stock.

Immediately after the execution and delivery of the Exchange Agreement, Preferred Voice amended its certificate of incorporation to change its name from Preferred Voice to Aly Energy Services, Inc.

For financial accounting purposes, this acquisition was a reverse acquisition of Preferred Voice by Aly Operating under the acquisition method of accounting and was treated as a recapitalization with Aly Operating as the accounting acquirer.

Acquisition of United

On April 15, 2014, we acquired the equity interests of United as well as certain assets used in United's business that were owned by related parties of United (collectively the "United Acquisition"). In connection with the United Acquisition, United merged with and into Aly Centrifuge Inc. ("Aly Centrifuge"), a wholly-owned subsidiary of Aly Energy. United operates within the solids control sector of the oilfield services industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day. United owns centrifuges which are differentiated from the competition due to the ability to remove the rotating assembly from a centrifuge within 45 minutes while on the rig site thereby minimizing customer down time.

Total consideration for the United Acquisition of $24.5 million included $15.1 million cash, net of cash acquired of approximately $0.6 million, the issuance of 5,000 shares of redeemable preferred stock at Aly Centrifuge ("Aly Centrifuge Redeemable Preferred Stock"), $0.01 par value, at a fair value of $5.1 million, contingent consideration of up to $5.0 million in aggregate over 3 years at a fair value of $3.5 million, and a payable of $0.8 million. The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017. The payment for the 12 months ending March 31, 2015 was $0.9 million.

Acquisition of Evolution

On July 1, 2014, we acquired all of the issued and outstanding stock of Evolution, which specializes in providing MWD services. Total consideration was approximately $2.0 million, consisting of the issuance of 150,000 shares of common stock at an estimated fair value of $1.7 million and a payable of $0.3 million. Subsequent to the acquisition, we expanded the Evolution service offering by adding full package directional drilling services. In addition, we fabricated five MWD kits that we believe provide a technological advantage over other MWD kits on the market.

Products and Services

We are a provider of solids control systems, surface rental equipment, and directional drilling and MWD services. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes centrifuges and auxiliary solids control equipment, mud circulating tanks (400 and 500 barrel capacity) and auxiliary surface rental equipment, portable mud mixing plants, containment systems, and MWD kits. In conjunction with the rental of some of our solids control packages and MWD kits, we provide personnel at the customer's well site to operate our equipment. We also provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location.

Rental Products

Centrifuges: We currently own approximately 77 centrifuges. We provide three different sizes of centrifuges to meet varying client specifications: SS800, SS1000, and SS2000. We purchase our centrifuges from United Oilfield Inc. with whom we have a supply agreement. The supply agreement, among other things, grants us exclusivity to purchase centrifuges from and manufactured by United Oilfield Inc. for use in the oilfield services industry in the United States. We believe our centrifuges provide a competitive advantage because the rotating assembly within each centrifuge can be removed and replaced on a customer's well site within 45 minutes if it fails thereby minimizing downtime.

Mud Circulating Tanks ("MCTs"): We currently have approximately 108 vertical 400-barrel MCTs and 139 500-barrel MCTs. We developed a vertical 400-barrel MCTs as an innovative solution that minimizes location size, which we believe is an attractive feature for customers. The majority of our 500-barrel MCTs are highly mobile with rounded bottoms and customized jet-lines to ensure more consistent mud and easier cleanout at the completion of a job. MCTs are typically rented with auxiliary equipment such as diesel or electric mud pumps, hoses, and wooden mats.

Mud Mixing Plants ("MMPs"): We own 13 MMPs ranging in size from 60-barrel capacity to 400-barrel capacity. We believe that the large 400-barrel capacity MMPs, which are designed and fabricated in-house, are unique and offer significant advantages to our customers.

Containment Systems: Containment systems consist of berms and plastic linings constructed to ensure that all products and chemicals present on the well site, particularly those which might be environmentally undesirable if spilled, are contained. We believe the demand for containment systems will continue to increase as environmental regulations tighten.

MWD Kits: Our MWD kits provide highly accurate data while remaining stable over a wide temperature range and have a mean-time-between-failure rate that we believe is significantly greater than current industry standards. We fabricate our MWD kits in-house which provides us with the ability to modify our kits to meet the specific downhole conditions of each job in a cost effective manner. We believe the capabilities of and the technology associated with our MWD kits is similar to larger competitors and we are typically able to offer our kits at discounted pricing due to our cost structure.

Service Offerings Which Include Personnel

Solids Control Services: When a customer's solids control design and drilling operations are complex, we provide operators on-site 24 hours a day at an additional day rate. In these instances, we typically rent a full package of solids control equipment to the customer, which may include two centrifuges, shakers, vertical dryers, waste removal units, and/or various tanks.

Directional Drilling and MWD Services: We offer full directional drilling packages and MWD only services, which include both equipment, such as downhole motors and MWD kits, and personnel, such as experienced directional drillers and MWD operators, at one package day rate.

Hauling of Equipment and Rig-Up/Rig-Down Services: We offer hauling of our rental equipment to the well site and rig-up/rig-down of such equipment.

Fabricating Capabilities

We fabricate certain equipment in our rental fleet, including 400-barrel MCTs, MMPs, and MWD kits. Fabrication takes place in our facilities in Giddings, Texas and in Houston, Texas. Items fabricated in-house are typically unique and we believe our ability to fabricate such products in-house provides us with cost efficiencies that result in a competitive advantage.

Geographic Markets

We service the Permian Basin (in Texas and New Mexico), Eagle Ford Shale, Utica Shale, Marcellus Shale, Woodford Shale, Granite Wash, Mississippian Lime, and Tuscaloosa Marine Shale.

Competition

We experience significant competition in our business. The markets in which we operate are highly fragmented and there are a large number of companies in these markets offering rental equipment and services that overlap with our offerings. We believe the principal differentiators among competitors in the sectors and markets in which we operate are safety record, service quality, existence of unique attributes of equipment that benefit the customer, customer relationships and price.

Customers

We provide equipment and services to several well-known, established operators, such as EQT Production, Discovery Natural Resources LLC, EOG Resources, Inc., Pioneer Natural Resources, Continental Resources, Inc. and Devon Energy Corporation.

One customer accounted for 13.7% of our revenue in the year ended December 31, 2015. For the years ended December 31, 2015 and 2014, our top three customers represented approximately 30.1% and 29.3% of total revenues, respectively.

Safety

Our record and reputation for safety is important to all aspects of our business. In the oilfield services industry, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. In recent years, many of our larger customers have placed an added emphasis on the safety records and quality management systems of their vendors.

We commit substantial resources toward employee safety and quality management. We believe that our policies and procedures provide a solid framework to ensure our employees minimize the hazards inherent in our work environment, meet regulatory requirements and exceed customer expectations.

Employees

We currently employ approximately 110 individuals. The corporate cost center employs four individuals, including the chief executive officer, the chief operating officer and the chief financial officer, approximately 80 individuals work primarily in the field, and the remaining employees provide selling, general, and administrative services.

Intangibles

We are not dependent on any significant patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. In the last two years, we have not spent or incurred a material amount on research and development activities.

We have a supply agreement with United Oilfield Inc., the manufacturer of all of our centrifuges and some of our auxiliary solids control equipment, which matures in 2018. The agreement, entered into in conjunction with the United Acquisition, grants us exclusivity to purchase centrifuges for use in the oilfield services industry in the United States. We believe that these centrifuges provide us with a significant competitive advantage.

Governmental Regulation

Our business is impacted by federal, state and local laws and other regulations relating to the oil and natural gas industry, as well as laws and regulations relating to worker safety and environmental protection. We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on us, our business or financial condition.

In addition, our customers are impacted by laws and regulations relating to the exploration for and production of natural resources such as oil and natural gas. These regulations are subject to change, and new regulations may curtail or eliminate our customers' activities in certain areas where we currently operate. We cannot determine the extent to which new legislation may impact our customers' activity levels, and ultimately, the demand for our services.

Availability of Filings

We make available, free of charge, on our website, www.alyenergy.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

We face numerous risk factors. The following list contains risk factors that we believe are significant to our current and future operations. Additional risk factors that are either not known by us or that we currently deem immaterial may also impact our current and future operating results and financial condition.

Risks Related to Our Business

We are operating under a forbearance agreement with our lender and we have no revolving loan facility. If we are unable to meet the requirements of the forbearance agreement, we may be unable to continue as a going concern. If we are unable to fund our working capital and debt service requirements with cash flow from operations, asset sales or additional equity raising activities, we may be unable to continue as a going concern.

Due to the significant downturn in the oilfield services industry throughout 2015, at December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement due to our poor financial results. We anticipate that we are unlikely to be in compliance with such covenants for the first quarter ending March 31, 2016. Therefore, on March 31, 2016 we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement.

Among other provisions, the lenders have agreed to forbear from exercising their remedies under the credit agreement until the earlier of July 10, 2016 or the date on which forbearance is terminated due to specified events, including (i) the occurrence of other defaults under the credit agreement, (ii) our failure to hire an independent financial advisor prior to April 10, 2016 or (iii) our failure to present a detailed plan for asset sales or equity capital acceptable to the lenders yielding net cash proceeds to us of at least $2.5 million by May 25, 2016. We hired an independent financial advisor and such advisor commenced the engagement prior to the deadline of April 10, 2016. In conjunction with agreeing to forbear from exercising their remedies under the credit agreement, the lenders reduced the revolving credit portion of the credit facility to zero thereby eliminating our ability to borrow additional funds under the existing credit facility.

Without a revolving credit facility and with limited cash flow from operations, we may need to fund working capital needs and we may need to service our debt using alternate sources of funds such as an equity raise or the sale of assets. We believe it is unlikely we could complete a significant fully registered offering until we can return to profitability. But, we believe there may be opportunities to raise equity in a small private placement with existing accredited investors as we have done in preceding years; however, there is no assurance that we can execute such a raise or that such raise could be accomplished on terms acceptable to us. We have started the process of selling certain underutilized and older assets. There can be no assurance that the asset sales required in the future will not harm our ongoing business as we may need to sell revenue-producing equipment to meet both the needs of the forbearance agreement and our working capital needs.

We are currently in discussions with various stakeholders and advisors to develop and execute a plan to satisfy the requirements of the forbearance agreement. There can be no assurance that our actions will be deemed sufficient by the lender to extend the forbearance agreement and, if our actions are deemed insufficient, our outstanding debt will become immediately due and payable. We do not have sufficient liquidity to repay all of the outstanding debt to the lender and we might need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

Our business depends on domestic drilling activity and spending by the oil and natural gas industry in the United States. Our business has been and may continue to be adversely affected by industry conditions that are beyond our control.

We depend on our customers' willingness to make expenditures to explore for and to develop and produce oil and natural gas in the United States. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

•	domestic and worldwide economic conditions;
•	the supply of and demand for oil and natural gas;
•	the level of prices, and expectations about future prices, of oil and natural gas;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected rates of declining current production;
•	the discovery rates of new oil and natural gas reserves;
•	available pipeline, storage and other transportation capacity;
•	federal, state and local regulation of exploration and drilling activities;
•	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area;
•	political instability in oil and natural gas producing countries;
•	technical advances affecting energy consumption;
•	the price and availability of alternative fuels;
•	the ability of oil and natural gas producers to raise equity capital and debt financing; and,
•	merger and divestiture activity among oil and natural gas producers.

Current and anticipated oil and natural gas prices, the related level of drilling activity, and general production spending in the areas in which we have operations are the primary drivers of demand for our services. The level of oil and natural gas exploration and production activity in the United States is volatile and this volatility could have a material adverse effect on the level of activity by our customers. A reduction by our customers of activity levels has caused and may continue to cause a decline in the demand for our services and adversely affect the prices that we can charge or collect for our services. In addition, any prolonged substantial reduction in oil and natural gas prices would likely affect oil and natural gas production levels and, therefore, affect demand for the services we provide. Moreover, a decrease in the development rate of oil and natural gas reserves in our market areas, whether due to increased governmental regulation of or limitations on exploration and drilling activity or other factors, may also have an adverse impact on our business, even in an environment of stronger oil and natural gas prices.

During the second half of 2014, oil prices declined dramatically resulting in a significant reduction in the land-based drilling rig count in the United States. The downward trend in both oil prices and rig count has continued throughout 2015 and into 2016. We believe many oil and natural gas exploration and production companies, including our customers, have reduced and continue to reduce their drilling-related capital budgets for 2016. In addition, our customers have sought and received significant price reductions from us and our competitors in 2015 and they may seek additional price reductions in 2016 and beyond, which may materially adversely affect our financial results. We do not anticipate a significant increase in the rig count in 2016 and we are uncertain as to the impact the current market conditions will have on our future operations and financial results.

Competition within the oilfield services industry may adversely affect our ability to market our services.

The oilfield services industry is competitive and fragmented and includes numerous small companies capable of competing in our markets on a local basis as well as several large companies that possess substantially greater financial and other resources than us. Some of our competitors hold significant market share in the markets in which we operate, which may make it difficult for us to successfully sell competing products and services. Our larger competitors' may have greater resources which could allow them to compete more effectively than us and they may benefit from economies of scale which enable them to offer products and services at a lower cost than us. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics, or that better address environmental concerns, than our products and services. Competitive pressures also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition.

Increased prices charged by manufacturers of our products and/or interruptions in deliveries of products could adversely affect our profitability, margins, and revenues.

We depend upon a number of vendors for supplies and equipment. Increased prices charged by our manufacturers could materially and adversely impact our results of operations. In addition, interruptions or a work stoppage by our manufacturers could adversely affect our operations until arrangements with alternate suppliers could be made. Such alternate arrangements may be less favorable to us and could further adversely affect our results of operations.

We may not be able to grow successfully through future acquisitions or to integrate the businesses we do acquire effectively.

Our long-term business strategy includes growth through the acquisition of other businesses. However, we may not be able to identify attractive acquisition opportunities or successfully acquire identified targets on terms favorable to us in 2016 and beyond. Competition for acquisition opportunities may be substantial and may cause us to refrain from making acquisitions. In addition, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties, diminished financial performance or our inability to report financial results and may require a disproportionate amount of our management's attention. If we fail to manage future acquisitions effectively, our results of operations could be adversely affected.

Acquisitions that we complete could present a number of risks, including but not limited to:

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;
•	potential loss of key employees and customers of the acquired companies;
•	potential lack of experience operating in a geographic market or product line of the acquired business;
•	an increase in our expenses, particularly overhead expenses, and working capital requirements;
•	the possible inability to achieve the intended objectives of the business combination; and
•	the diversion of management's attention from existing operations or other priorities.

We may require additional capital in the future, which may not be available to us or the terms of such financings may negatively impact our business.

We may need to raise additional funds through debt or equity financings. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, we may be unable to support and grow our ongoing operations, meet our bank obligations, fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business.

Existing and future debt service requirements may impose a significant burden on us, which may adversely affect our results of operations and financial condition. We are and may be required to meet or maintain certain financial ratios, which could limit our flexibility and adversely affect our business.

Our near-term capital requirements will primarily depend on our ability to maintain adequate working capital levels and to service our debt. Future capital requirements will primarily depend on the frequency, timing, size and success of future acquisitions.

Our operating history may not be sufficient for investors to evaluate our business and prospects.

The historical financial information included in this document is not necessarily indicative of future results. We have completed a number of acquisitions over the last few years. This may make it more difficult for investors to evaluate our business and prospects and to forecast our future operating results. Our future results will depend on our ability to efficiently manage our operations and execute our business strategy.

Holders of our Redeemable Preferred Stock may elect to redeem their holdings.

During the period beginning on August 27, 2016 and ending on September 26, 2016, the holders of the Aly Operating Redeemable Preferred Stock have the right to call for the redemption of their shares for the liquidation amount, which equates to $4.7 million at December 31, 2015. The holders of the Aly Centrifuge Redeemable Preferred Stock can require us to redeem their preferred stock for cash on or after December 31, 2016, which would equate to $9.6 million at December 31, 2015. As of April 14, 2016, we do not have enough cash to pay the holders if they elect to redeem their shares and it is unlikely we will have such amount of cash available on the earliest potential redemption dates of August 27, 2016 and December 31, 2016 for the Aly Operating Redeemable Preferred Stock and the Aly Centrifuge Redeemable Preferred Stock, respectively. Even if we do have such cash available, we would need the consent of our primary lenders prior to paying the holders. It is unlikely that we would be able to obtain such consent. If the holders elect to redeem their shares and we are unable to pay them, the holders may have a breach of contract claim.

We depend on significant customers for a substantial portion of our revenues.

We derive a significant amount of our revenues from exploration and production companies and drilling contractors that are active in our markets. For the year ended December 31, 2015, our top three customers accounted for approximately 30.1% of total revenues. If we fail to retain a number of our large existing customers or if we incur significant price reductions in order to retain the business of key customers, our business and operations could be adversely affected. Moreover, if any of these customers fails to remain competitive in their respective markets, encounters financial or operational problems or consolidates with a third party, our revenues and profitability may decline.

We are subject to the credit risk of our customers.

We provide credit to our customers in the normal course of business and generally do not require collateral in extending such credit. This exposure, coupled with material instances of default, could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to undertake collection efforts that could cause our business from certain customers to decline, or the collection of certain receivables could become impossible, requiring us to write them off. The current oilfield industry conditions are resulting in an increased number of bankruptcies among companies that could use our services, which may impact the demand for our services.

If we are unable to attract and retain senior management, qualified sales personnel, and a sufficient number of field personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our existing management team and key personnel and on our ability to attract and retain qualified new personnel. We cannot assure you that we will be able to retain our key senior managerial and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

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

Our future financial results could be adversely impacted by asset impairments.

We periodically evaluate our long-lived assets, including our property and equipment, intangible assets, and goodwill for impairment. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. We perform the assessment of potential impairment on our goodwill at least annually in the fourth quarter, or more often if events and circumstances warrant. In performing these assessments, we project future cash flows on an undiscounted basis for other long-lived assets and on a discounted basis for goodwill. We then compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. During 2015, we recorded $11.1 million in impairment charges and, if conditions in our industry worsen or do not improve, we may record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.

Our operations are subject to hazards inherent in the oil and natural gas industry.

The operational risks inherent in our industry could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages. The frequency and severity of such incidents will affect our operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to retain our services if they view our safety record as unacceptable, which could cause us to lose substantial revenues.

We do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. We evaluate certain of our risks and insurance coverage annually. After carefully weighing the costs, risks, and benefits of retaining versus insuring various risks, we occasionally opt to retain certain risks not covered by our insurance policies. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance costs prohibitive. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination.

We are subject to federal, state and local regulation regarding issues of health, safety and protection of the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

Our operations and the operations of our customers are subject to extensive and frequently changing regulation. More stringent legislation or regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. Numerous federal, state and local departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding upon participants in the oil and gas industry. Our operations and the markets in which we participate are affected by these laws and regulations and may be affected by changes to such laws and regulations in the future, which may cause us to incur materially increased operating costs or realize materially lower revenues, or both.

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

Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred as a result of conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages, arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition. In addition, the occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

Increased regulation of hydraulic fracturing could result in reductions or delays in oil and gas production by our customers, which could adversely impact our revenues.

A significant portion of our customers' oil and gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. We do not engage in any hydraulic fracturing activities although many of our customers do. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level that could lead to delays, increased operating costs and prohibitions for our customers, such regulations could reduce demand for our services and materially adversely affect our results of operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include a report from management on the effectiveness of our internal control over financial reporting in our annual reports once we cease to be a "smaller reporting company" under applicable SEC rules. At such time, our management may conclude that our internal control over financial reporting is not effective. This conclusion could adversely impact the market price of our common stock due to a loss of investor confidence in the reliability of our reporting processes.

Risks Related to Debt

We have a significant amount of debt for our size which may reduce our financial and operating flexibility. Our indebtedness, which is currently collateralized by substantially all of our assets, could restrict our operations and make us more vulnerable to adverse economic conditions.

Our agreements with Wells Fargo Bank, National Association ("Wells Fargo") impose various obligations and financial covenants on the Company. The outstanding amount under the Amended and Restated Credit Agreement, entered into with Wells Fargo in April 2014, is due in full in April 2017. The credit agreement with Wells Fargo has a variable interest rate and is collateralized by substantially all of our assets. As of December 31, 2015, we had borrowed approximately $20.1 million under our credit facility and have approximately $3.9 million of other long-term debt.

 Our current and future indebtedness could have important consequences. For example, it could:

•	Require us to maintain compliance under various covenants which are not achievable in light of current industry conditions.
•

Require us to raise additional capital to reduce our outstanding loan with Wells Fargo or otherwise restructure such agreement. If we are not successful with respect to such efforts the full amount of our loan will become immediately due and payable.

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

As of December 31, 2015, we did not meet the obligations of various financial covenants that are contained in the terms of our credit facility with Wells Fargo and we may not be able to meet such obligations in the future.

At December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement and we anticipate that we are unlikely to be in compliance with such covenants for the first quarter ending March 31, 2016. Therefore, on March 31, 2016 we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement.

Among other provisions, the lenders have agreed to forbear from exercising their remedies under the credit agreement until the earlier of July 10, 2016 or the date on which forbearance is terminated due to specified events, including (i) the occurrence of other defaults under the credit agreement, (ii) our failure to hire an independent financial advisor prior to April 10, 2016 or (iii) our failure to present a detailed plan for asset sales or equity capital acceptable to the lenders yielding net cash proceeds to us of at least $2.5 million by May 25, 2016. We hired an independent financial advisor and such advisor commenced the engagement prior to the deadline of April 10, 2016. In conjunction with agreeing to forbear from exercising their remedies under the credit agreement, the lenders reduced the revolving credit portion of the credit facility to zero thereby eliminating our ability to borrow additional funds under the existing credit facility.

We are currently in discussions with various stakeholders and advisors to develop and execute a plan to satisfy the requirements of the forbearance agreement. There can be no assurance that our actions will be deemed sufficient by the lender to extend the forbearance agreement and, if our actions are deemed insufficient, our outstanding debt will become immediately due and payable. If the debt becomes due and payable, we do not have sufficient liquidity to repay all of the outstanding debt to the lender and we might need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations.

Our ability to make payments on our indebtedness and fund planned capital expenditures depends on our ability to generate cash flow. Due to the cyclical nature of the industry we operate in, our cash flow from operations can vary significantly from year to year. Consequently, our cash flow may be insufficient to service our debt and that could negatively impact our business, financial condition and results of operations. During 2015, our cash flow from operations was not sufficient to service our debt as such agreement was structured at the time. We were able to negotiate an amendment to our loan agreement with Wells Fargo that deferred all further principal payments until March 31, 2017 after reducing the obligation outstanding with $3.4 million of proceeds from our private offering in September 2015. Although we have no principal payments due until March 2017, the credit facility with Wells Fargo matures in April 2017 and becomes fully due and payable at that time. In addition, our Subordinated Note Payable for $1.5 million becomes payable in June 2017.

We may need to sell assets, seek additional equity or change our business direction to service our debt and there can be no assurance that we could execute these actions in a timely manner sufficient to allow us to service our debt.

 The variable rate indebtedness with Wells Fargo subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our borrowings through Wells Fargo bear interest at variable rates, exposing us to interest rate risk. We have decided not to hedge against the interest rate risk associated with the borrowings under our credit facility. As such, our debt service obligations could increase significantly in the event of large increases in interest rates.

Risks Related to Ownership of our Common Stock

We may issue additional capital in the future, which could substantially dilute or otherwise adversely affect rights of holders of our common stock.

We may need to raise significant additional funds through equity financings to repay debt, to remain in compliance with the financial covenants under our credit agreement, to expand our operations or to execute our acquisition strategy. Holders of our common stock could experience substantial dilution if we issue additional capital stock in the future. Our future capital requirements will primarily depend on our ability to service our debt from operating cash flow and the frequency, timing, and size of future growth opportunities. We may also elect to raise equity to meet certain requirements in the forbearance agreement or to strengthen the company's balance sheet in light of the continued volatility in oil and gas prices. Future offerings may be at prices significantly below the price of equity issuances in 2015, which may result in significant dilution for the existing holders of our common stock. We issued an aggregate of 1,195,698 additional shares of common stock during 2015.

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

Delaware law prohibits us from engaging in any business combination with any "interested stockholder," meaning generally that a stockholder who beneficially owns more than 15% of our common stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors. These provisions could limit the price that potential acquirers might be willing to pay in the future for shares of our common stock.

Because we have no current plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to service debt and fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. For example, our credit agreement with Wells Fargo limits our ability to pay dividends. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Because our common stock is subject to the "penny stock" rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations, which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Over-The-Counter Bulletin Board ("Bulletin Board") is substantially less than $5.00 per share and therefore we are considered a "penny stock" according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. This may have a depressive effect upon our common stock price.

We may have to file for protection under Chapter 11 of the U.S. Bankruptcy Code or take alternate restructuring measures.

Due to the significant downturn in the oilfield services industry throughout 2015, at December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement due to our poor financial results. We anticipate that we are unlikely to be in compliance with such covenants for the first quarter ending March 31, 2016. Therefore, on March 31, 2016 we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement.

Among other provisions, the lenders have agreed to forbear from exercising their remedies under the credit agreement until the earlier of July 10, 2016 or the date on which forbearance is terminated due to specified events, including (i) the occurrence of other defaults under the credit agreement, (ii) our failure to hire an independent financial advisor prior to April 10, 2016 or (iii) our failure to present a detailed plan for asset sales or equity capital acceptable to the lenders yielding net cash proceeds to us of at least $2.5 million by May 25, 2016. We hired an independent financial advisor and such advisor commenced the engagement prior to the deadline of April 10, 2016. In conjunction with agreeing to forbear from exercising their remedies under the credit agreement, the lenders reduced the revolving credit portion of the credit facility to zero thereby eliminating our ability to borrow additional funds under the existing credit facility.

We are currently in discussions with various stakeholders and advisors to develop and execute a plan to satisfy the requirements of the forbearance agreement. There can be no assurance that our actions will be deemed sufficient by the lender to extend the forbearance agreement and, if our actions are deemed insufficient, our outstanding debt will become immediately due and payable. We do not have sufficient liquidity to repay all of the outstanding debt to the lender and we might need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

A filing for protection under Chapter 11 of the U.S. Bankruptcy Code, or other restructuring alternatives acceptable to the lender would likely have a material adverse effect on the value of the holdings of all shareholders, potentially rendering their investment worthless or of little value.

Our stock has very limited daily trading volume.

Though our stock is quoted on the Bulletin Board, our average daily trading volume during 2015 was 89 shares. It is also not uncommon for our stock to not to have any daily trading volume or to experience significant changes in price on small trading volume.

Our ability to increase daily trading volume is limited, and the lack of daily trading volume may have a material effect on the price at which our common stock trades on the Bulletin Board.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Actual or anticipated variations in our results of operations;
•	Changes in earnings estimates; or
•	Changes in market valuations of similar companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Houston, Texas, consisting of approximately 2,291 square feet of office space under a lease that expires on January 31, 2020. This facility accommodates our executive offices.

We lease facilities and administrative offices in the various geographic areas in which we operate. As of April 14, 2016, we leased properties in Texas and Pennsylvania.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Location	Type of Facility	Size	Lease or Owned	Expiration of Lease

3 Riverway, Suite 920 Houston, TX 77056	Corporate office	2,291 sq. ft.	Leased	January 31, 2020

1080 Private Rd 7703 Giddings, TX 78942	Administrative offices, fabrication/repair shop, equipment yard	6.5 acres, 3,600 sq. ft. office space, 5,000 sq. ft. shop	Leased	December 31, 2017

6126 PR 902 Celina, TX 75009	Fabrication/repair shop, equipment yard	1,813 sq. ft. office space, 5,518 sq. ft. shop	Leased	July 1, 2018

202 S Coleman, Suite 100 Prosper, TX 75078	Administrative offices	3,052 sq. ft.	Leased	August 31, 2018

792 McCollum Rd. Montrose, PA 18801	Administrative offices, equipment yard	Small acreage site	Leased	August 31, 2016

12 Free Soil Rd. Mt Morris, PA 15349	Equipment yard	Small acreage site	Month to Month	N/A

7040 Empire Central Drive Houston, TX 77040	Administrative offices, fabrication/repair shop	4,105 sq. ft.	Leased	November 30, 2017

State Hwy. 85 West/CR 4715 Dilley, TX 78017	Administrative offices, fabrication/repair shop, equipment yard	5.5 acres, 400 sq. ft. building space	Leased	May 9, 2016

5039 North Chadbourne San Angelo, TX 76903	Administrative offices, equipment yard	2.25 acres, 1,000 sq. ft. of office space	Leased	May 31, 2016

Item 3. Legal Proceedings

On February 3, 2015, multiple plaintiffs filed a proposed collective action against us under the Fair Labor Standards Act, in the Western District of Texas, San Antonio Division. On February 20, 2015, a proposed collective action alleging overtime violations under the Fair Labor Standards Act and Pennsylvania law, in the Southern District of Texas, Houston Division, was amended to include us as a defendant. Both actions were consolidated within the Southern District of Texas, Houston Division. We settled this matter for business purposes, with no admission of liability. The settlement amount was fully accrued at December 31, 2015 and the case was fully paid and dismissed with prejudice in January 2016.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTCQB under the symbol "ALYE". On June 19, 2015, we effected a 1-for-20 reverse stock split of our common stock ("Reverse Split"), as approved by our board of directors and stockholders. All information in this Annual Report on Form 10-K relating to the number of shares, price per share and per share amounts has been retroactively restated to give effect to the Reverse Split. The following table indicates the quarterly high and low bid price for our common stock on the OTCQB from January 1, 2014 through December 31, 2015. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, markdowns or commissions.

Fiscal Year 2015	High	Low

4th Quarter (October 1 - December 31, 2015)	$2.00	$0.80
3rd Quarter (July 1 - September 30, 2015)	$4.80	$2.00
2nd Quarter (April 1 - June 30, 2015)	$6.40	$4.80
1st Quarter (January 1 - March 31, 2015)	$13.00	$5.60

Fiscal Year 2014	High	Low

4th Quarter (October 1 - December 31, 2014)	$19.80	$12.00
3rd Quarter (July 1 - September 30, 2014)	$19.00	$12.00
2nd Quarter (April 1 - June 30, 2014)	$15.80	$4.60
1st Quarter (January 1 - March 31, 2014)	$9.20	$3.80

As of April 12, 2016, the last reported sales price of our common stock on the OTCQB was $0.15 per share.

Holders

The number of holders of record of our common stock as of April 8, 2016 was 97. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

Dividends

 In the past, we have not distributed earnings to our common stockholders. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for servicing our debt and for developing and expanding our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. For example, our credit agreement with Wells Fargo limits our ability to pay dividends.

Recent Sales of Unregistered Securities

On January 12, 2015, we issued 50,000 shares of our common stock in a private placement at a price of $11.00 per share for gross proceeds of approximately $0.6 million. The proceeds were used for general working capital requirements.

On September 30, 2015, we closed a private offering and issued 1,047,424 shares of our common stock to multiple accredited investors at a price of $3.20 per share.

We agreed to issue 3,434 and 79,215 shares of our common stock during the years ended December 31, 2015 and 2014, respectively, to one of our directors in respect of his arrangement of certain of these issuances of common stock. These shares were issued to the director in 2015.

Equity Repurchases

 We have not repurchased any of our equity securities during the past two years.

Authorized Shares

 On December 21, 2015, we filed an amendment to our certificate of formation reducing our authorized common stock from 200 million to 100 million shares and also authorizing 25 million shares of preferred stock to be issued in one or more series. The reduction of authorized common stock results from the Reverse Split, effected in June 2015, which reduced outstanding common stock to approximately 5.7 million shares. We currently have approximately 6.7 million shares outstanding. The authorization of "blank check" preferred stock creates flexibility for us to pursue equity financing in the future.

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

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including, without limitation, those described in the sections titled "Cautionary Note Regarding Forward-Looking Statements" and Part I, Item 1A "Risk Factors" of this Form 10-K.

History of Our Business

Since 2012, we have completed three acquisitions: the acquisition of Austin Chalk in October 2012, the acquisition of United and the leased fixed assets associated with that business in April 2014, and the acquisition of Evolution in July 2014.

Austin Chalk is a provider of high performance, explosion-resistant rental equipment used primarily in land-based horizontal drilling. Austin Chalk currently offers a robust inventory of surface rental equipment as well as roustabout services, including the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

United operates within the solids control sector of the oilfield services industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day. United owns centrifuges which are differentiated from the competition due to the ability to remove the rotating assembly from a centrifuge within 45 minutes while on the rig site thereby minimizing customer down time.

Evolution specializes in providing MWD services. Subsequent to the acquisition, we expanded the Evolution service offering by adding full package directional drilling services. In addition, we fabricated five MWD kits that we believe provide a technological advantage over other MWD kits on the market.

Subsequent to the acquisition of each of these businesses, we have made significant investments to expand their operations and capitalize on organic growth opportunities in existing and expansion markets. We consistently seek opportunities to bundle product offerings and to cross sell services across markets and product lines, which we believe increases client retention and the utilization of our equipment.

Overview of Our Business

We are a provider of solids control systems, surface rental equipment, and directional drilling and MWD services. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes centrifuges and auxiliary solids control equipment, mud circulating tanks (400 and 500 barrel capacity) and auxiliary surface rental equipment, portable mud mixing plants, containment systems, and MWD kits. In conjunction with the rental of some of our solids control packages and MWD kits, we provide personnel at the customer's well site to operate our equipment. We also provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location. We service the Permian Basin (in Texas and New Mexico), Eagle Ford Shale, Utica Shale, Marcellus Shale, Woodford Shale, Granite Wash, Mississippian Lime, and Tuscaloosa Marine Shale. Our primary operating yards, shop and repair facilities, and division management are located in Giddings, Texas, San Angelo, Texas, Prosper, Texas, and Houston, Texas.

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

Industry Trends and Outlook

We operate in the commodity-driven, cyclical oil and gas industry. From 2011 through mid-2014, the industry operated in an environment where crude oil prices were relatively stable and, except for comparatively short intervals, generally traded at prices at or in excess of $100 per barrel. However, subsequent to the third quarter of 2014, crude oil prices have declined significantly due to a variety of factors, including, but not limited to, continued growth in U.S. oil production, weakened outlooks for the global economy and continued strong international crude oil supply resulting in part from OPEC's unexpected decision to maintain oil production levels. As a result of the weaker crude oil price environment, many crude oil development prospects have become less economical for exploration and production operators, leading to a dramatic reduction in U.S. land drilling rig counts and weaker demand for oilfield services, such as the services we provide. This trend has continued into 2016, with further commodity price decreases and declines in U.S. land rig counts from 2015 levels experienced year-to-date. The chart below illustrates the significant decline in both the price of crude oil and the land-based drilling rig count in 2015 when compared to the prior four years:

Year	WTI Cushing Crude Oil(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2011	$94.88	1,846
2012	$94.05	1,871
2013	$97.98	1,705
2014	$93.17	1,804
2015	$48.66	943

(1)	Represents the average of the daily prices for each of the years presented. Source: U.S. Energy Information Administration, Bloomberg.

(2)	Represents the average of the weekly rig counts for each of the years presented. Source: www.bakerhughes.com

In April 2015, in order to partially mitigate the significant declines in pricing and utilization of our equipment, we committed to a reorganization initiative to strengthen our sales and marketing efforts, consolidate support functions, and operate more efficiently. The reorganization effort included, but was not limited to, training our salesforce to enable the cross-selling of our product lines in certain geographical markets, sharing a common support services infrastructure across all reporting units, reducing headcount and wage rates, and rebranding and launching a new web site to increase awareness of our service lines.

In the second and third quarters of 2015, we moved forward aggressively with the initiative and implemented significant reductions in headcount, field wage rates, and salaries of the management team and support personnel. We experienced the impact of these cost cutting measures late in the third quarter and during the fourth quarter of 2015.

In October 2015, in response to additional anticipated revenue declines, we instituted another round of cost cutting measures, including further headcount and wage rate reductions. We believe that the impact of these initiatives will be fully recognized in the first quarter of 2016.

As a result of our cost cutting initiatives, we successfully decreased operating expenses as a percentage of revenue to 63.3% in the fourth quarter of 2015 compared to 71.8% for the first quarter of 2015 and decreased the monthly run rate for selling, general and administrative expenses, excluding both non-cash and non-recurring transactions, by approximately 40% when comparing the fourth quarter of 2015 to the first quarter of 2015. However, as we enter 2016, oil prices remain low and we expect further reductions in the rig count. We believe we may begin to see increases in activity in late 2016 and early 2017, but we do not anticipate any significant increases in rig count to occur until 2018. Although we have been successful at improving the efficacy of our sales organization, operating more efficiently, and implementing multiple rounds of cost cuts in 2015, we believe we will continue to face significant challenges over the next twelve to eighteen months due to depressed and uncertain market conditions. These challenges have resulted in a significant negative impact on our operations, financial results and ability to access capital during 2015 and we anticipate such challenges will continue in 2016 and beyond.

Results of Operations

Our results of operations depend on the demand for our services and our ability to provide high quality equipment and service to satisfy that demand while maintaining an efficient cost structure. During the fourth quarter of 2015, our revenues were $6.0 million, which was a decline of 58.9% when compared to revenues of $14.7 million during the fourth quarter of 2014. The decline in revenue was a result of both decreased activity, particularly in our surface rental offering where activity declined by 30 to 40%, and decreased pricing of our core products and services of approximately 25 to 35% when comparing the fourth quarter of 2015 to the fourth quarter of 2014. Despite significant declines in pricing, by the end of 2015, after implementing significant cost cutting measures, we returned to a cost structure in which operating expenses as a percentage of revenue were only slightly higher in the fourth quarter of 2015 when compared to the fourth quarter of 2014.

Results for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table summarizes the change in our results of operations for the year ended December 31, 2015 when compared to the year ended December 31, 2014. The year ended December 31, 2014 includes the financial results of both United and Evolution (the "Acquisitions") beginning on April 16, 2014 and July 1, 2014, respectively (in thousands):

	For the Years Ended December 31,
	2015	2014

Revenues	$29,102	$42,504
Expenses:
Operating Expenses	19,427	23,351
Depreciation and Amortization	6,730	4,959
Selling, General and Administrative Expenses	9,274	8,258
Goodwill Impairment	11,143	-

Total Expenses	46,574	36,568

Operating Income/(Loss)	(17,472)	5,936

Interest Expense, Net	1,963	1,317

Income/(Loss) Before Income Taxes	(19,435)	4,619

Income Tax Expense/(Benefit)	(3,541)	2,006

Net Income/(Loss)	(15,894)	2,613

Preferred Stock Dividends	687	467
Accretion of Preferred Stock, Net	(127)	(57)

Net Income/(Loss) Available to Common Stockholders	$(16,454)	$2,203

Our revenues for the year ended December 31, 2015 were $29.1 million, a decrease of 31.5%, compared to $42.5 million for the year ended December 31, 2014. While the year ended December 31, 2014 included only 8.5 months and 6 months of operations for United and Evolution, respectively, the effect of a full year of activity for the Acquisitions was more than offset by significant declines in activity and pricing. Our activity is directly tied to drilling activity and, as mentioned in the industry trends and outlook section of this report, the average U.S. land drilling rig count for 2015 dropped 48% from the 2014 count. This decrease in activity resulted in intense competition in the oilfield services sector, which, in turn, required us to reduce pricing significantly in order to retain existing customers and attract new customers. Our surface rental business has suffered the most in this downturn with its activity decreasing approximately 30 to 40% year-over-year and its pricing decreasing approximately 25 to 35%. While our solids control business was also hit hard, experiencing pricing declines of approximately 15 to 20% year-over-year, our solids control activity level increased slightly due to its strong customer base, which continued drilling despite the downturn, and a slight gain in market share from attracting new customers in a decreased market.

Our operating expenses for the year ended December 31, 2015 decreased to $19.4 million, or 66.7% of revenues, compared to $23.4 million, or 54.9% of revenues, for the year ended December 31, 2014. The decrease of $4.0 million from the year ended December 31, 2014 is primarily due to the decline in activity described above, specifically the resulting decline in our reliance on third party sub-rental and trucking services, partially offset by a full year of direct costs from the Acquisitions during the year ended December 31, 2015. The increase in the percentage of direct costs to revenues between the years is primarily due to the significant decline in pricing and the inability to reduce our costs, particularly wage rates, to mirror the timing and magnitude of the reduction in customer pricing.

Depreciation and amortization expense increased 35.7% to $6.7 million for the year ended December 31, 2015 compared to $5.0 million for the year ended December 31, 2014. The increase is due primarily to the inclusion of depreciation expense and amortization expense associated with the Acquisitions and a bulk equipment purchase made in August 2014.

Goodwill impairment was recorded in connection with the annual test we performed in the fourth quarter. Our detailed impairment analysis involves the use of discounted cash flow models that rely on significant management judgment to evaluate the impact of operating and macroeconomic changes on our business. Management believes that significant increases in activity and pricing in the oilfield services industry may not occur until 2018 which was reflected in the 5 year projections used in the discounted cash flow analysis. The sustained decline in the price of oil and natural gas has affected, and is expected to continue to affect, the future demand for certain of our products and services. As a result, we impaired all of our goodwill related to our solids control business and our surface rental equipment business.

Selling, general and administrative expense increased 12.3% to $9.3 million for the year ended December 31, 2015 compared to $8.3 million for the year ended December 31, 2014. Selling, general and administrative expenses include expenses that are either non-recurring or non-cash with an aggregate value of $1.1 million and approximately $25,000 during the years ended December 31, 2015 and 2014, respectively. The non-recurring expenses for the year ended December 31, 2015 include, but are not limited to severance, litigation costs and costs related to an acquisition not completed. The non-cash expenses for the year ended December 31, 2015 include, but are not limited to bad debt expense, loss on sale of assets and the fair value adjustment to a contingent payment liability. Excluding the impact of expenses that are either non-recurring or non-cash, selling, general and administrative expenses were flat at $8.2 million for years ended December 31, 2015 and 2014. The impact of cost cutting initiatives were offset by the financial results related to the United acquisition and the Evolution acquisition for the full year ended December 31, 2015 compared to 8.5 months and 6 months, respectively, during the year ended December 31, 2014. Cost cutting initiatives, implemented in 2015 in response to the downturn in the industry, included headcount and wage rate decreases, the elimination of executive management salaries and bonuses, and significant reductions in travel, entertainment and office expense.

Interest expense and amortization of deferred loan costs was $2.0 million for the year ended December 31, 2015 compared to approximately $1.3 million for the year ended December 31, 2014. The $0.7 million increase in interest expense is primarily due to the debt modification in September 2015, which resulted in a write-off of deferred loan costs and the accrual of a quarterly ticking fee. In addition, the year ended December 31, 2015 included a full year of interest on the subordinated note entered into in August 2014.

Our income tax benefit for the year ended December 31, 2015, was $3.5 million, or 18.2% of our loss before income taxes, compared to income tax expense of $2.0 million for the year ended December 31, 2014, or 43.4% of our income before income taxes. The drop in the effective tax rate between years is primarily due to the goodwill impairment recorded in 2015 which is non-deductible. Management analyzes the realizability of the deferred tax asset quarterly and makes a determination based on the determining factors. As of December 31, 2015, management has determined that it is more likely than not that the deferred tax asset will be realized. Income tax expense includes state income tax which is primarily revenue-based and disproportionately increases income tax expense as a percentage of income (loss) before income taxes.

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

We also make certain adjustments to EBITDA for (i) non-cash charges, such as goodwill impairment, bad debt expense, share-based compensation expense, changes in fair value of our liability for contingent payments, and gains and losses on the disposal of assets, and (ii) non-recurring expenses, such as severance, legal settlements, and professional fees and other expenses related to transactions outside the ordinary course of business, to derive a normalized EBITDA run-rate ("Adjusted EBITDA"), which we believe is a useful measure of operating results and the underlying cash generating capability of our business.

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

EBITDA and Adjusted EBITDA are also financial metrics used by management as (i) supplemental internal measures for planning and forecasting and for evaluating actual results against such expectations; (ii) significant criteria for incentive compensation paid to our executive officers and management; (iii) reference points to compare to the EBITDA and Adjusted EBITDA of other companies when evaluating potential acquisitions; and, (iv) assessments of our ability to service existing fixed charges and incur additional indebtedness.

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the years ended December 31, 2015 and 2014, respectively (in thousands):

	Years Ended December 31,
	2015	2014
Components of EBITDA:
Net Income/(Loss)	$(15,894)	$2,613
Non-GAAP Adjustments:
Depreciation and Amortization	6,730	4,959
Interest Expense, Net	1,963	1,317
Income Tax Expense/(Benefit)	(3,541)	2,006

EBITDA	$(10,742)	$10,895

Adjustments to EBITDA:
Impairment	11,143	-
Stock-Based Compensation Expense	100	-
Bad Debt Expense	434	122
Fair Value Adjustments to Contingent Payment Liability	(1,065)	(408)
Loss on Disposal	265	-
Gain on Indemnification-Preferred Shares Holdback	(124)	-
Non-Recurring Expenses	1,517	311
Adjusted EBITDA	$1,528	$10,920

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash flows from operating activities, borrowings under our credit facility, equipment financings and the issuance of equity securities. We anticipate that continued volatility in oil and gas prices during 2016 will impact our overall financial results and our ability to generate cash from operations. Effective March 31, 2016, we no longer have access to borrow under our credit facility and we believe that continued low oil and natural gas prices will likely adversely affect our ability to incur additional indebtedness and/or access the capital markets in 2016 and beyond. Should our projected cash flow from operations not be sufficient, we may reduce capital expenditures and future investments; however, there is no guarantee that we will be able to service our debt and our working capital needs and we may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

Our uses of capital are expenditures that arise primarily from our need to service our debt, to fund our working capital requirements, and to maintain and expand our rental fleet and service offerings. On October 13, 2015, we entered into an amendment to our credit facility which, among other things, defers all principal payments on the outstanding borrowings until March 31, 2017 decreasing our previous aggregate debt service requirements for the next eighteen months by $7.5 million.

Due to the significant downturn in the oilfield services industry throughout 2015, at December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement due to our poor financial results. We anticipate that we are unlikely to be in compliance with such covenants for the first quarter ending March 31, 2016. Therefore, on March 31, 2016 we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement.

Among other provisions, the lenders have agreed to forbear from exercising their remedies under the credit agreement until the earlier of July 10, 2016 or the date on which forbearance is terminated due to specified events, including (i) the occurrence of other defaults under the credit agreement, (ii) our failure to hire an independent financial advisor prior to April 10, 2016 or (iii) our failure to present a detailed plan for asset sales or equity capital acceptable to the lenders yielding net cash proceeds to us of at least $2.5 million by May 25, 2016. We hired an independent financial advisor and such advisor commenced the engagement prior to the deadline of April 10, 2016. In conjunction with agreeing to forbear from exercising their remedies under the credit agreement, the lenders reduced the revolving credit portion of the credit facility to zero thereby eliminating our ability to borrow additional funds under the existing credit facility.

We are currently in discussions with various stakeholders and advisors to develop and execute a plan to satisfy the requirements of the forbearance agreement. There can be no assurance that our actions will be deemed sufficient by the lender to extend the forbearance agreement and, if our actions are deemed insufficient, our outstanding debt will become immediately due and payable. Therefore, we have classified our indebtedness under the credit agreement as a current liability. If the debt becomes due and payable, we do not have sufficient liquidity to repay all of the outstanding debt to the lender and we might need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

The net cash provided by or used in our operating, investing, and financing activities during the years ended December 31, 2015 and 2014 is summarized below (in thousands).

	For the Years Ended December 31,
	2015	2014

Cash Provided By/(Used In):
Operating Activities	$3,892	$4,131
Investing Activities	(1,103)	(27,805)
Financing Activities	(4,342)	24,284

Increase/(Decrease) in Cash and Cash Equivalents	$(1,553)	$610

Operating Activities

For the year ended December 31, 2015, we generated $3.9 million of cash from operating activities. Our net loss for the period was $15.9 million. Non-cash additions to net loss totaled $14.4 million consisting primarily of an aggregate of $11.1 million in impairments, $7.1 million in depreciation, amortization of intangibles, amortization of deferred loan costs, and $0.4 million of bad debt expense, partially offset by $3.4 million in deferred taxes and a $1.1 million fair value adjustment to a contingent payment liability. During the year ended December 31, 2015, changes in working capital generated $5.4 million in cash primarily due to a decrease in accounts receivable and unbilled receivables of approximately $8.5 million and a decrease in inventory of $0.2 million offset by a net decrease in payables and accrued expenses of $3.3 million. The net decrease in working capital was due primarily to the significant decrease in activity resulting from the downturn in the oilfield services industry. The impact of such decrease in activity on working capital was the collection of old receivables more quickly than the creation of new receivables only partially offset by a reduction in old payables more quickly than the incurrence of new charges.

For the year ended December 31, 2014, we generated $4.1 million of cash from operating activities. Our net income for the period was $2.6 million. Non-cash additions to net income totaled $6.8 million consisting primarily of an aggregate of $5.2 million in depreciation, amortization of intangibles, amortization of deferred loan costs, $1.8 million in deferred taxes, and $0.1 million of bad debt expense, partially offset by a $0.4 million fair value adjustment to a contingent payment liability. During the year ended December 31, 2014, changes in working capital used $5.2 million in cash primarily due to a net increase in payables and accrued expenses of $1.3 million offset by an increase in accounts receivable and unbilled receivables of approximately $5.7 million, due primarily to an increase in revenues in connection with both our legacy business and the Acquisitions and, to a lesser extent, an increase in length of time between the issuance of invoices and collecting payment. Changes in other current assets resulted in an additional use of cash of $0.8 million.

Investing Activities

 During the year ended December 31, 2015, we used $1.1 million in investing activities. We used $1.5 million of cash to invest in machinery and equipment, which was partially offset by $0.4 million of proceeds from disposals of underutilized assets. Our aggregate capital expenditures for the year ended December 31, 2015 were $2.6 million, which includes $1.5 million of cash expenditures primarily for maintenance capital expenditures and $1.1 million of expenditures for new vehicles financed through capital leases and equipment financing.

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

 Financing Activities

During the year ended December 31, 2015, financing activities used $4.3 million of cash. We repaid an aggregate of $7.3 million in debt, consisting of a $5.7 million repayment on our term loan, a $0.5 million repayment on each of our delayed draw term loan and our subordinated note payable and $0.6 million of scheduled repayments on equipment financing and capital leases. We made the first cash installment payment on the contingent consideration related to the acquisition of United in the amount of $0.9 million. We partially funded these payments from $3.9 million in net proceeds from the issuance of common stock in private placements during the year.

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

The Amendment modified multiple components of the credit facility including, but not limited to, the terms listed below. The Amendment:

(i)	waived our covenant default as of June 30, 2015;

(ii)	defers all further principal payments on outstanding borrowings under the credit facility until March 31, 2017;

(iii)	revised certain financial covenants to facilitate our compliance with such covenants during the current downturn in the oilfield services industry; and,

(iv)	reduced the size of the revolving credit facility to $1.0 million.

The obligations under the agreement are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit agreement contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets.

We are required to satisfy certain financial and reporting covenants in conjunction with our debt facilities. Our financial covenants include:

•

Our asset coverage ratio, defined as the ratio of 80% of eligible receivables plus 50% of eligible inventory plus 50% of net book value of any non-capital lease fixed assets as of the last day of such fiscal quarter to all debt owed to the lender, must be greater than 1.25 on the last day of a fiscal quarter.

•

Our leverage ratio, defined as the ratio of consolidated funded debt as of the last day of such fiscal quarter to EBITDA for the four fiscal quarter period then ended, for each fiscal quarter after March 31, 2017 cannot be greater than 4.0 to 1.0.

•

Our fixed charge coverage ratio is a ratio of EBITDA for the four-fiscal quarter period then ended minus cash taxes paid and capital expenditures paid during such four-fiscal quarter period to interest expense and scheduled principal payments of funded debt for such four-fiscal quarter period. The fixed charge coverage ratio requirement increases over time as follows:

•	Not less than 1.25 to 1.0 at March 31, 2016
•	Not less than 1.75 to 1.0 at June 30, 2016
•	Not less than 2.25 to 1.0 at September 30, 2016
•	Not less than 2.5 to 1.0 at December 31, 2016
•	Not less than 3.0 to 1.0 at March 31, 2017

•	Our minimum EBITDA requirement is:

•	Not less than $1.0 million for the three months ended March 31, 2016
•	Not less than $2.3 million for the six months ended June 30, 2016
•	Not less than $3.75 million for the nine months ended September 30, 2016
•	Not less than $5.25 million for the year ended December 31, 2016

Borrowings under the credit facility bear interest at the annual base rate which is (i) the greatest of Wells Fargo's Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus (ii) a margin of 1.75%. For the years ended December 31, 2015 and 2014, interest rates on our borrowings under the credit facility ranged from 4.24% to 5.75% and 3.75% to 4.75%, respectively.

At December 31, 2015, there was $15.6 million and $4.5 million of outstanding borrowings under the term loan and the delayed draw term loan, respectively, and no borrowings under the revolving credit facility. At December 31, 2014, there was $21.3 million of outstanding borrowings under the term loan, $5.0 million of outstanding borrowings under the delayed draw term loan, and no borrowings under the revolving credit facility. As of December 31, 2015, we had a maximum revolving credit commitment of $1.0 million that could be borrowed against if necessary. Pursuant to the terms of the forbearance agreement effective March 31, 2016, there is no present availability under the revolving credit facility.

Subordinated Note Payable

On August 15, 2014, we completed a bulk equipment purchase (the "Saskatchewan Equipment Purchase"), consisting of centrifuges, shakers, service vehicles and other associated equipment, for total consideration of $10.3 million of which $2.0 million was in the form of a Subordinated Note Payable.

 On March 18, 2015, the Subordinated Note Payable was amended to extend the final maturity date to June 30, 2017 and to increase the interest rate to 10% per annum. Subsequent to an aggregate principal and interest payment of approximately $0.6 million on March 31, 2015, additional payments of interest and principal are not required until June 30, 2017. Interest and principal payments may be paid in amounts determined by our board of directors on any date or dates prior to June 30, 2017, subject to approval of both our board of directors and our lenders. The Subordinated Note Payable is generally subordinated in right of payment to our indebtedness to our lenders.

Equipment Financing and Capital Leases

We finance the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At December 31, 2015 and 2014, we had $2.4 million and $2.0 million outstanding under equipment loans and capital leases, respectively.

The following table summarizes, as of December 31, 2015, our obligations and commitments to make future payments under our long-term debt and operating leases (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual Obligations
Long-Term Debt	$21,573	$20,073	$1,500	$-	$-
Interest on Long-Term Debt (1)	1,538	1,204	334	-	-
Equipment Loans and Capital Leases (2)	2,604	788	1,337	479	-
Operating Leases	949	372	482	95	-
Other Contractual Obligations (3)	1,402	652	530	220	-
Total	$28,066	$23,089	$4,183	$794	$-

(1)	Interest payments on credit facility and subordinated note calculated at 5.25% and 10.0% per annum, respectively.

(2)	Capital lease amounts include approximately $0.2 million in interest payments.

(3)	Includes payment obligations associated with the acqisition of United for contingent consideration and equipment purchase obligations.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this document. Our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition: We generate revenues primarily from renting equipment at per-day rates. In connection with certain of our solids control operations and in connection with our directional drilling and MWD operations, we also provide personnel to operate our equipment at the customer's location at per-day or per-hour rates. In addition, we may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned and when collectability is reasonably assured.

Accounts Receivable, Unbilled Receivables and Allowance for Doubtful Accounts: Accounts receivable and unbilled receivables are stated at the amount which has been or will be billed to customers. Once billed, customer payments are typically due within 30 days. We provide an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments. At December 31, 2015 and 2014, the allowance for doubtful accounts was approximately $0.4 million and $0.2 million, respectively.

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

Impairment of Long-Lived Assets: Long-lived assets, which include property and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value with the carrying value of the related assets. We determined that the drop in pricing and utilization that we experienced in 2015 constituted a triggering event. As a result of the triggering event, a recoverability test was performed where our estimated undiscounted net cash flow exceeded the carrying amount of the assets, and as such no impairment loss was recognized during 2015. We recorded no impairment for the years ended December 31, 2015 and 2014.

Goodwill and Intangible Assets: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. We conduct the impairment testing at the reporting unit level which is one level below our reporting segment level.

Our detailed impairment testing involves comparing the fair value of our reporting units to their respective carrying values, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of us. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If our carrying value exceeds our fair value, a second step is required to measure possible goodwill impairment loss. The second step includes valuing our tangible and intangible assets and liabilities as if we had been acquired in a business combination. Then, the implied fair value of our goodwill is compared to the carrying value of that goodwill. If the carrying value of our goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on us. Critical assumptions include projected revenue growth, gross profit margins, selling, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. We use the capital asset pricing model to estimate the discount rates used in the discounted cash flow models.

We completed the 2015 annual goodwill impairment testing during the fourth quarter and, as our fair value was less than our carrying value, we impaired our goodwill by $11.1 million which was all of the goodwill associated with the Austin Chalk and United acquisitions. The remaining goodwill of $0.3 million at December 31, 2015 is related to the acquisition of Evolution.

We have approximately $8.4 million of intangible assets, which is net of $4.2 million of amortization as of December 31, 2015. Our intangible assets have useful lives ranging from two to ten years and each intangible asset is amortized on a straight-line basis over the course of its useful life.

Income Taxes: We account for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the likelihood and extent that deferred tax assets will be realized, consideration is given to projected future taxable income and tax planning strategies. A valuation allowance is recorded when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Management analyzes the realizability of the deferred tax asset quarterly and makes a determination based on the determining factors. As of December 31, 2015, management has determined that it is more likely than not that the deferred tax asset will be realized.

We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination.

Recently Issued Accounting Standards

For a discussion of new accounting standards, see Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this document.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Aly Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Aly Energy Services, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (collectively, financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting policies used significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aly Energy Services, Inc. and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, the Company effected a 1-for-20 reverse stock split in 2015. We have audited the adjustments necessary to retrospectively apply the reverse stock split to disclosures of shares and share related information contained in the 2014 financial statements. In our opinion, such adjustments are appropriate and have been properly applied

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and is not in compliance with certain financial covenants. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RSM US LLP

Houston, TX

April 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aly Energy Services, Inc.

Houston, Texas

We have audited, before the effects of the adjustments to retrospectively reflect the reverse stock split as discussed in Note 13 to the consolidated financial statements, the accompanying consolidated balance sheet of Aly Energy Services, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (the 2014 consolidated financial statements before the effects of the adjustments for the reverse stock split as discussed in Note 13 to the consolidated financial statements are not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively reflect the reverse stock split as discussed in Note 13 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of Aly Energy Services, Inc. and Subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split discussed in Note 13 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ BDO USA, LLP

Houston, Texas

March 31, 2015

ALY ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,
	2015	2014
Assets
Current Assets
Cash and Cash Equivalents	$497	$2,050
Accounts Receivable, Net of Allowance for Doubtful Accounts of $447 and $178, as of December 31, 2015 and 2014, respectively	3,877	11,053
Unbilled Receivables	771	2,479
Inventory	227	431
Prepaid Expenses	728	666
Other Current Assets	2	91
Total Current Assets	6,102	16,770

Property and Equipment, Net	53,722	56,484
Goodwill	264	11,407
Intangible Assets, Net	8,413	10,475
Other Assets	429	780
Total Assets	$68,930	$95,916

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,228	$4,628
Accounts Payable - Affiliates	-	590
Accrued Expenses	2,530	2,453
Current Portion of Long-Term Debt	20,765	6,758
Current Portion of Contingent Payment Liability	652	876
Total Current Liabilities	25,175	15,305

Long-Term Debt, Net of Current Portion	3,197	23,455
Contingent Payment Liability, Net of Current Portion	530	2,233
Deferred Tax Liabilities	8,695	12,137
Other Long-Term Liabilities	40	28
Total Liabilities	37,637	53,158

Commitments and Contingencies (See Note 7)	-	-

Aly Operating Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at December 31, 2015 and 2014	4,647	4,382
Aly Centrifuge Redeemable Preferred Stock, $0.01 par value, 15,000 shares authorized, 8,876 and 9,000 shares issued and outstanding as of December 31, 2015 and 2014, repectively	9,755	9,584
	14,402	13,966
Stockholders' Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 6,707,039 shares issued, and 6,706,814 shares outstanding as of December 31, 2015 and 200,000,000 shares authorized, 5,511,341 issued and 5,511,116 outstanding as of December 31, 2014	7	6
Treasury Stock, 225 Shares at Cost	(2)	(2)
Preferred Stock, 25,000,000 shares authorized, 0 issued and outstanding	-	-
Additional Paid-In-Capital	28,909	24,917
Retained Earnings (Accumulated Deficit)	(12,023)	3,871
Total Stockholders' Equity	16,891	28,792

Total Liabilities and Stockholders' Equity	$68,930	$95,916

The accompanying notes are an integral part of these consolidated financial statements

ALY ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2015	2014

Revenues	$29,102	$42,504

Expenses:
Operating Expenses	19,427	23,351
Depreciation and Amortization	6,730	4,959
Selling, General and Administrative Expenses	9,274	8,258
Goodwill Impairment	11,143	-

Total Expenses	46,574	36,568

Operating Income/(Loss)	(17,472)	5,936

Interest Expense, Net	1,963	1,317

Income/(Loss) Before Income Tax	(19,435)	4,619

Income Tax Expense/(Benefit)	(3,541)	2,006

Net Income/(Loss)	(15,894)	2,613

Preferred Stock Dividends	687	467
Accretion of Preferred Stock, Net	(127)	(57)

Net Income/(Loss) Available to Common Stockholders	$(16,454)	$2,203

Basic Net Income/(Loss) per Common Share	$(2.78)	$0.43
Diluted Net Income/(Loss) per Common Share	$(2.78)	$0.43

Basic Average Common Shares Outstanding	5,916,103	5,155,204
Diluted Average Common Shares Outstanding	5,916,103	5,517,630

The accompanying notes are an integral part of these consolidated financial statements

ALY ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock			Common	Additional Paid-	Treasury	Retained Earnings (Accumulated In-Capital
	Issued	Outstanding	In Treasury	Stock	In-Capital	Stock	Deficit)	Total

Balance at January 1, 2014	4,502,204	4,501,979	225	$5	$14,854	$(2)	$1,258	$16,115
Issuance of Common Stock, Net	859,137	859,137	-	1	8,823	-	-	8,824
Issuance of Common Stock (Evolution)	150,000	150,000	-	-	1,650	-	-	1,650
Preferred Stock Dividends	-	-	-	-	(467)	-	-	(467)
Accretion of Preferred Stock, Net	-	-	-	-	57	-	-	57
Net Income	-	-	-	-	-	-	2,613	2,613

Balance at December 31, 2014	5,511,341	5,511,116	225	$6	$24,917	$(2)	$3,871	$28,792

Issuance of Common Stock, Net	1,180,073	1,180,073	-	1	4,452	-	-	4,453
Stock Compensation Expense	15,625	15,625	-	-	100	-	-	100
Preferred Stock Dividends	-	-	-	-	(687)	-	-	(687)
Accretion of Preferred Stock	-	-	-	-	127	-	-	127
Net Loss	-	-	-	-	-	-	(15,894)	(15,894)
Balance at December 31, 2015	6,707,039	6,706,814	225	$7	$28,909	$(2)	$(12,023)	$16,891

The accompanying notes are an integral part of these consolidated financial statements

ALY ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014

Cash Flows from Operating Activities
Net Income/(Loss)	$(15,894)	$2,613
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities
Depreciation and Amortization of Property and Equipment	4,668	3,450
Amortization of Deferred Loan Costs	389	284
Amortization of Intangible Assets	2,062	1,509
Goodwill Impairment	11,143	-
Stock-Based Compensation	100	-
Bad Debt Expense	434	122
Fair Value Adjustments to Contingent Payment Liability	(1,065)	(408)
Loss on Disposal of Asset	265	16
Gain on Indemnification-Preferred Shares Holdback	(124)	-
Deferred Taxes	(3,442)	1,786
Changes in Operating Assets and Liabilities
Accounts Receivable	6,742	(4,205)
Unbilled Receivables	1,708	(1,540)
Inventory	204	(388)
Prepaid Expenses and Other Assets	13	(458)
Accounts Payable	(3,400)	1,489
Accounts Payable - Affiliates	-	(1,161)
Accrued Expenses and Other Liabilities	89	1,022

Net Cash Provided by Operating Activities	3,892	4,131

Cash Flows from Investing Activities
Purchase of Property and Equipment	(1,459)	(12,909)
Disposal of Property and Equipment	356	-
Cash Paid for United Acquisition, Net of Cash Acquired	-	(15,063)
Cash Acquired from Acquisition of Evolution Guidance Systems	-	167

Net Cash Used in Investing Activities	(1,103)	(27,805)

Cash Flows from Financing Activities
Proceeds from Borrowing on Debt	-	34,304
Repayment of Debt	(7,319)	(18,921)
Payment of Deferred Loan Costs	(24)	(532)
Proceeds from Issuance of Common Stock, Net of Transaction Cost	3,863	9,433
Payment of Contingent Consideration	(862)	-

Net Cash Provided by/(Used in) Financing Activities	(4,342)	24,284

Net Increase/(Decrease) in Cash and Cash Equivalents	(1,553)	610

Cash and Cash Equivalents, Beginning of Year	2,050	1,440

Cash and Cash Equivalents, End of Year	$497	$2,050

See supplemental cash flow information at Note 14

The accompanying notes are an integral part of these consolidated financial statements

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Aly Energy Services, Inc., ("Aly Energy" or "the Company"), together with its subsidiaries provides oilfield services, including surface equipment rental, solids control services and directional drilling services to exploration and production companies. Throughout this report, we refer to Aly Energy and subsidiaries as "we", "our" or "us". We operate in select oil and natural gas basins of the contiguous United States.

On October 26, 2012, we acquired all of the stock of Austin Chalk Petroleum Services Corp. ("Austin Chalk"). Austin Chalk provides surface rental equipment as well as roustabout services which include the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location.

On April 15, 2014, we acquired the equity interests of United Centrifuge, LLC ("United") as well as certain assets used in United's business that were owned by related parties of United (collectively the "United Acquisition"). In connection with the United Acquisition, United merged with and into Aly Centrifuge Inc. ("Aly Centrifuge"), a wholly-owned subsidiary of Aly Energy. United operates within the solids control and fluids management sectors of the oilfield services and rental equipment industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day.

On July 1, 2014, we acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. ("Evolution"), an operator of Measurement-While-Drilling ("MWD") downhole tools.

Aly Energy has three wholly-owned subsidiaries, Aly Operating Inc. ("Aly Operating), Aly Centrifuge and Evolution. Austin Chalk is a wholly-owned subsidiary of Aly Operating. We operate as one business segment which services customers within the United States.

NOTE 2 – LIQUIDITY

The industry in which we operate has been negatively impacted by the price of oil and natural gas and, as a result, the drilling rig count has dropped steadily since the end of 2014. Our activity is tied directly to the rig count and, even though we instituted cost cutting measures, we were unable to cut costs enough to match the decline in our business and have incurred losses in 2015. As a result, at December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement and we anticipate that we are unlikely to be in compliance with such covenants for the first quarter ending March 31, 2016. Therefore, on March 31, 2016, we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement.

Among other provisions, the lenders have agreed to forbear from exercising their remedies under the credit agreement until the earlier of July 10, 2016 or the date on which forbearance is terminated due to specified events, including (i) the occurrence of other defaults under the credit agreement, (ii) our failure to hire an independent financial advisor prior to April 10, 2016 or (iii) our failure to present a detailed plan for asset sales or equity capital acceptable to the lenders yielding net cash proceeds to us of at least $2.5 million by May 25, 2016. We hired an independent financial advisor and such advisor commenced the engagement prior to the deadline of April 10, 2016. In conjunction with agreeing to forbear from exercising their remedies under the credit agreement, the lenders reduced the revolving credit portion of the credit facility to zero thereby eliminating our ability to borrow additional funds under the existing credit facility.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are currently in discussions with various stakeholders and advisors to develop and execute a plan to satisfy the requirements of the forbearance agreement. There can be no assurance that our actions will be deemed sufficient by the lender to extend the forbearance agreement and, if our actions are deemed insufficient, our outstanding debt will become immediately due and payable. If the debt becomes due and payable, we do not have sufficient liquidity to repay all of the outstanding debt to the lender (approximately $20.1 million at December 31, 2015) and we might need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

These consolidated financial statements are prepared on a going concern basis of accounting, which contemplates that we will be able to operate in the normal course of business. The concerns around our liquidity raise substantial doubt about our ability to continue to operate as a going concern These consolidated financial statements do not include any adjustments that may relate to the going concern uncertainty. We have classified our indebtedness under the credit agreement as a current liability as the forbearance agreement remedies our breach for less than one year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Aly Energy and its subsidiaries on the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Reverse Stock Split: On June 19, 2015, the Company effected a 1-for-20 reverse stock split of its common stock ("Reverse Split"), as approved by its board of directors and stockholders. All information in this Annual Report on Form 10-K relating to the number of shares, price per share and per share amounts has been retroactively restated to give effect to the Reverse Split.

Revenue Recognition: We generate revenues primarily from renting equipment at per-day rates. In connection with certain of our solids control operations and in connection with our directional drilling and MWD operations, we also provide personnel to operate our equipment at the customer's location at per-day or per-hour rates. In addition, we may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned and when collectability is reasonably assured.

We present our revenues net of any sales tax charged to our customers which is required to be remitted to local or state governmental taxing authorities. Reimbursements for the purchase of supplies, equipment, personnel services, shipping and other services provided at the request of our customers are recorded as revenue when incurred. The related costs are recorded as operating expenses when incurred.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents: For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand and balances in operating bank accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash in various financial institutions where at times our deposits may exceed federally insured limits.

Accounts Receivable, Unbilled Receivables and Allowance for Doubtful Accounts: Accounts receivable and unbilled receivables are stated at the amount which has been or will be billed to customers. Once billed, customer payments are typically due within 30 days. We provide an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments.

Inventory: Inventory is recorded at the lower of cost or market and consists primarily of supplies used in our operations.

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

	Estimated	December 31,
	Useful Lives	2015	2014

Machinery and Equipment	1-20 years	$55,553	$55,353
Vehicles, Trucks & Trailers	5-7 years	5,789	5,243
Office Furniture, Fixtures and Equipment	3-7 years	835	366
Leasehold Improvements	Remaining Term of Lease	217	180
Buildings	20 years	212	-
		62,606	61,142
Less: Accumulated Depreciation and Amortization		(9,086)	(5,615)
		53,520	55,527
Assets Not Yet Placed In Service		202	957
Property and Equipment, Net		$53,722	$56,484

On August 15, 2014, we completed a bulk equipment purchase (the "Saskatchewan Equipment Purchase"), consisting of centrifuges, shakers, service vehicles and other associated equipment, for total consideration of $10.3 million.

Our property and equipment includes the value of vehicles, trucks, trailers and mud pump equipment financed through capital leases. The gross amount of equipment held under capital leases was $3.6 million and $2.3 million as of December 31, 2015 and 2014, respectively. Accumulated depreciation of that same equipment held under capital leases was $1.0 million and $0.4 million as of December 31, 2015 and 2014, respectively.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with our periodic review of the estimated useful lives of property and equipment, we determined that the economic useful life of certain assets we expect to use is longer than the remaining originally estimated useful lives. We completed our evaluation in the third quarter of 2014 and revised our estimated useful lives as follows:

-

A change in useful life from a historical estimate of 7 years to a revised estimate of 12 years for machinery and equipment, including containment berms, cellar pumps, centrifugal mud pumps, electric mud pumps, electric transfer pumps, floating pumps, light towers and water meters;

-

A change in useful life from a historical estimate of 12 years to a revised estimate of 20 years for machinery and equipment, including tanks, flare lines, gas busters, mixing tanks, pipe racks, skimming systems, catwalks and containment stairs and,

-	A change in useful life from a historical estimate of 5 years to a revised estimate of 7 years for trucks and trailers.

In determining the change in estimated useful lives, we, with input from management and operations, considered our experience with using these types of equipment. We concluded that, with proper maintenance, the types of equipment listed above still operate effectively up to the revised estimates for useful lives. Under the accounting standard related to changes in accounting estimates, the change in the estimated useful lives of certain of our property and equipment was accounted for as a change in accounting estimate on a prospective basis effective July 1, 2014.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015 and 2014 was approximately $4.7 million and $3.5 million, respectively.

Impairment of Long-Lived Assets: Long-lived assets, which include property and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value with the carrying value of the related assets. We determined that the drop in pricing and utilization that we experienced in 2015 constituted a triggering event. As a result of the triggering event, a recoverability test was performed where our estimated undiscounted net cash flow exceeded the carrying amount of the assets, and as such no impairment loss was recognized during 2015. We recorded no impairment for the years ended December 31, 2015 and 2014.

Goodwill: The carrying amount of goodwill is tested annually for impairment in the fourth quarter and whenever events or circumstances indicate its carrying value may not be recoverable. Impairment testing is conducted at the reporting unit level which is one level below our reporting segment level.

Our detailed impairment testing involves comparing the fair value of our reporting units to their respective carrying values, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value exceeds the fair value, a second step is required to measure possible goodwill impairment loss. The second step includes valuing our tangible and intangible assets and liabilities as if we had been acquired in a business combination. Then, the implied fair value of our goodwill is compared to the carrying value of that goodwill. If the carrying value of our goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on our business. Critical assumptions include projected revenue growth, gross profit margins, selling, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. We use the capital asset pricing model to estimate the discount rates used in the discounted cash flow models.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We complete the annual goodwill impairment testing during the fourth quarter. Due to an industry downturn in 2015 resulting from sustained price depression for oil and natural gas, our activity and pricing was negatively impacted our activity and pricing. We believe we will continue to face significant challenges over the next twelve to eighteen months due to depressed and uncertain market conditions. Therefore, our cash flow model utilized in our detailed impairment analysis indicated that our carrying value was in excess of our fair value, and we determined that goodwill was impaired. All of the goodwill associated with the Austin Chalk and United was impaired in 2015. No impairment was recorded in 2014.

	December 31,
	2015	2014

Beginning Balance	$11,407	$8,834
Acquisitions	-	2,573
Impairment	(11,143)	-
Ending Balance	$264	$11,407

Intangible Assets: Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Non- Compete	Sales Contract	Supply Agreements	Total

Estimated Useful Lives	2 - 10 years	4 - 10 years	4 - 5 years	4 - 10 years	4 years

As of December 31, 2015
Cost	$5,441	$2,355	$2,586	$524	$1,686	$12,592
Accumulated Amortization	(1,485)	(592)	(1,157)	(225)	(720)	(4,179)

Net Book Value	$3,956	$1,763	$1,429	$299	$966	$8,413

As of December 31, 2014
Cost	$5,441	$2,355	$2,586	$524	$1,686	$12,592
Accumulated Amortization	(855)	(334)	(535)	(94)	(299)	(2,117)

Net Book Value	$4,586	$2,021	$2,051	$430	$1,387	$10,475

Total amortization expense for the years ended December 31, 2015 and 2014 was approximately $2.1 million and $1.5 million, respectively.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,

2016	$1,983
2017	1,967
2018	1,114
2019	750
2020	750
Thereafter	1,849
$8,413

Deferred Loan Costs: Costs incurred to obtain financing are capitalized and amortized on a straight-line basis over the term of the loan, which approximates the effective interest method. The net effect of the new amendment and reduction in borrowing base resulted in a negligible change to deferred loan costs. These costs are classified within interest expense on the accompanying consolidated statements of operations and are approximately $0.4 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

Estimated future amortization expense relating to deferred loan costs is as follows (in thousands):

Year Ending December 31,

2016	$322
2017	81
$403

Deferred loan costs are included in other assets on our consolidated balance sheet. Deferred loan costs and accumulated amortization were approximately $1.0 million and $0.6 million, respectively, as of December 31, 2015. Deferred loan costs and accumulated amortization were $1.3 million and $0.5 million, respectively, as of December 31, 2014.

Income Taxes: We account for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination.

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of income for the years ended December 31, 2015 and 2014. We had no uncertain tax positions as of December 31, 2015 and 2014.

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

We measure our liability for contingent payments at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, we are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

Our liability for contingent payments represents the fair value of estimated additional cash payments related to the United Acquisition. The payments are subject to the achievement of certain financial performance goals. The fair value of the liability for contingent payments represents the present value of required payments based upon our internal model and projections. Due to the industry downturn as a result of the drop in oil and natural gas prices, we are now modeling lower revenue which resulted in a lower fair value being recognized for the year ended December 31, 2015. Cash payments are due on May 31, 2015, 2016, and 2017.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward of the fair value of our liability for contingent payments which includes Level 3 measurements (in thousands):

	For the Years Ended December 31,
	2015	2014

Fair Value, Beginning of Period	$3,109	$-
Additions	-	3,517
Changes in Fair Value	(1,065)	(408)
Payments	(862)	-
Fair Value, End of Period	$1,182	$3,109

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

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers which deferred the effective date of ASU 2014-09 for all entities by one year with the standard now effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The guidance allows either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted. We are still evaluating the impact, if any, from this guidance and has not yet selected a method of transition.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about the company's ability to continue as a going concern and provides guidance on the related footnote disclosure. Management should evaluate whether there are conditions or events that raise substantial doubt about the company's ability to continue as a going concern within one year after the date the annual or interim financial statements are issued. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. We plan to adopt these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about our ability to continue as a going concern. We currently do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which clarifies how to evaluate the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the ASU requires that an entity consider all relevant terms and features in evaluating the nature of the host contract and clarifies that the nature of the host contract depends upon the economic characteristics and the risks of the entire hybrid financial instrument. An entity should assess the substance of the relevant terms and features, including the relative strength of the debt-like or equity-like terms and features given the facts and circumstances, when considering how to weight those terms and features. The ASU is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in the ASU change the balance sheet presentation requirements for debt issuance costs by requiring them to be presented as a direct reduction to the carrying amount of the related debt liability. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Transitioning to the new guidance requires retrospective application. We plan to make the required change to the presentation of our debt issuance costs in the first quarter of fiscal year 2016, but we do not believe such change will have a material impact to our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in U.S. GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. The amendments are effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which adds comments from the Securities and Exchange Commission (SEC) addressing ASU 2015-03, as discussed above, and debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We plan to adopt ASU 2015-15 in connection with its adoption of ASU 2015-03 effective January 1, 2016. We do not anticipate the adoption of ASU 2015-15 will have a material impact on our financial condition or results of operations.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the ASU require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for annual reporting periods beginning after December 15, 2015. We are currently in the process of evaluating the impact of adoption of this standard on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which eliminates the existing requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires that all deferred tax assets and liabilities be classified as noncurrent. The ASU is effective for annual periods beginning after December 15, 2016, with early application permitted. We elected to early adopt the provisions of this ASU and classified our deferred tax balances as a non-current liability as of December 31, 2015 and 2014.

In February 2016, the FASB issued ASU 2016-02 – Leases. This guidance attempts to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the consolidated balance sheets lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently in the process of evaluating the impact of adoption of this standard on our financial statements.

Reclassifications: Certain reclassifications, including a reclassification related to the adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

NOTE 4 – BUSINESS COMBINATION

United Acquisition

On April 15, 2014, we acquired all of the equity interests of United as well as certain assets used in United's business that were owned by related parties of United. The acquisition expanded our service offering by adding solids control services and expanded our geographical footprint into the Northeast. Total consideration for the United Acquisition was approximately $24.5 million, comprised of the following (in thousands):

Cash Consideration Paid, Net of Cash Acquired	$15,063
Fair Value of Aly Centrifuge Redeemable Preferred Stock Issued	5,101
Fair Value of Contingent Consideration	3,517
Accounts Payable - Affiliates	821
Total Consideration	$24,502

The cash portion of the consideration was $15.1 million, net of cash acquired of $0.6 million. Redeemable preferred stock issued as consideration in the United Acquisition ("Aly Centrifuge Redeemable Preferred Stock") consists of 5,000 shares with an estimated fair value of $5.1 million (See Note 10). The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017; provided, however, that the aggregate contingent consideration will not exceed $5.0 million. On May 31, 2015, we made the first cash payment in the amount of $0.9 million, or 5% of the gross revenues of the business acquired for the twelve months ended March 31, 2015.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The business combination was accounted for using the acquisition method of accounting and the purchase price was allocated to the net assets acquired at their estimated fair value. The final purchase price was allocated to the net assets acquired upon their estimated fair value as follows (in thousands):

Current Assets	$2,981
Property and Equipment	18,170
Intangible Assets	6,105
Goodwill	2,309

Total Assets Acquired	29,565

Liabilities Assumed	2,401
Deferred Tax Liabilities	2,662

Total Liabilities Assumed	5,063

Net Assets Acquired	$24,502

Goodwill, which is not deductible for tax purposes, was assigned a total value of $2.3 million at the time of acquisition. This goodwill was totally impaired as a result of the 2015 goodwill testing (See Note 3). Other intangible assets have a total value of $6.1 million with a weighted average amortization period of 7 years. Other intangible assets consist of customer relationships of $2.2 million, amortizable over 10 years, trade name of $1.1 million, amortizable over 10 years, a non-compete agreement of $1.1 million, amortizable over 4 years, and a supply agreement of $1.7 million, amortizable over 4 years. Included within liabilities assumed is $0.3 million of capital leases.

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

During the years ended December 31, 2015 and 2014, the United Acquisition contributed $15.1 million and $12.6 million, respectively, in revenues to our consolidated financial results. The United Acquisition contributed approximately $0.3 million and $1.1 million of net income available to common stockholders, prior to any allocation of our financing costs and corporate expenses, to our consolidated financial results for the years ended December 31, 2015 and 2014, respectively.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited	For the Year Ended December 31, 2014

Revenues	$47,285

Net Income Available to Common Stockholders	$2,543

Basic and Diluted Net Income per Common Share	$0.40

Evolution Acquisition

On July 1, 2014, we acquired all of the issued and outstanding stock of Evolution. The acquisition expanded our service offering by adding MWD services. Total consideration was approximately $2.0 million, comprised of the following (in thousands):

Fair Value of Common Stock Issued	$1,650
Accounts Payable - Affiliates	340
Total Consideration	$1,990

Common stock issued as consideration for the acquisition of Evolution consists of 150,000 shares with an estimated fair value of $1.7 million as of the date of the acquisition.

The business combination was accounted for using the acquisition method of accounting and the purchase price was allocated to the net assets acquired at their estimated fair value. The final purchase price was allocated to the net assets acquired upon their estimated value as follows (in thousands):

Current Assets	$902
Property and Equipment	62
Intangible Assets	1,758
Goodwill	264

Total Assets Acquired	2,986

Liabilities Assumed	398
Deferred Tax Liabilities	598
Total Liabilities Assumed	996
Net Assets Acquired	$1,990

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, which is not tax deductible, has a value of $0.3 million and is primarily attributable to the cross-selling opportunities that Evolution could provide to our existing operations. Other intangible assets have a total value of $1.8 million with a weighted average amortization period of 4 years. Other intangible assets consist of customer relationships of $0.1 million, amortizable over 1.5 years, trade name of $0.2 million, amortizable over 4.5 years, a sales contract of $0.5 million, amortizable over 3.5 years, and a non-compete agreement of $1.0 million, amortizable over 4 years.

We incurred approximately $30,000 of transaction costs associated with the acquisition of Evolution, primarily consisting of professional services fees, which are included in selling, general and administrative expenses during the year ended December 31, 2014.

During the years ended December 31, 2015 and 2014, Evolution contributed $3.6 million and $5.6 million, respectively, of revenues to our consolidated financial results. Subsequent to the date of acquisition, Evolution generated a net loss of approximately $2.1 million and $0.3 million, prior to any allocation of our financing costs and corporate expenses, which is included in our consolidated financial results during the years ended December 31, 2015 and 2014, respectively.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014

Credit Facility
Term Loan	$15,573	$21,250
Delayed Draw Term Loan	4,500	5,000
Subordinated Note Payable	1,500	2,000
Equipment Financing and Capital Leases	2,389	1,963
	23,962	30,213
Less: Current Portion	(20,765)	(6,758)
Long-Term Debt, Net of Current Portion	$3,197	$23,455

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

On October 13, 2015, we entered into Amendment No. 2 to the existing credit facility ("Amendment") which had an effective date of September 30, 2015. In connection with the execution of the Amendment, we used proceeds of $3.4 million from our private offering to make the regularly scheduled principal payments of $1.5 million on September 30, 2015 and to make a prepayment of $1.9 million on the term loan on October 13, 2015.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amendment modified multiple components of the credit facility including, but not limited to, the terms listed below. The Amendment:

(i)	waived our covenant default as of June 30, 2015;

(ii)	defers all further principal payments on outstanding borrowings under the credit facility until March 31, 2017;

(iii)	revised certain financial covenants to facilitate our compliance with such covenants during the current downturn in the oilfield services industry; and,

(iv)	reduced the size of the revolving credit facility to $1.0 million.

There were no outstanding borrowings under the revolving credit facility as of December 31, 2015 and 2014.

The obligations under the agreement are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit agreement contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets.

Borrowings under the credit facility bear interest at the annual base rate which is (i) the greatest of Wells Fargo's Prime Rate, the Federal Funds Rate plus 0.5% and the one-month LIBOR rate on such day plus 1.00%, plus (ii) a margin of 1.75%. For the years ended December 31, 2015 and 2014, interest rates on our borrowings under the credit facility ranged from 4.24% to 5.75% and 3.75% to 4.75%, respectively.

Due to the significant downturn in the oilfield services industry throughout 2015, at December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement due to our poor financial results. We anticipate that we are unlikely to be in compliance with such covenants for the first quarter ending March 31, 2016. Therefore, on March 31, 2016 we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement.

Among other provisions, the lenders have agreed to forbear from exercising their remedies under the credit agreement until the earlier of July 10, 2016 or the date on which forbearance is terminated due to specified events, including (i) the occurrence of other defaults under the credit agreement, (ii) our failure to hire an independent financial advisor prior to April 10, 2016 or (iii) our failure to present a detailed plan for asset sales or equity capital acceptable to the lenders yielding net cash proceeds to us of at least $2.5 million by May 25, 2016. We hired an independent financial advisor and such advisor commenced the engagement prior to the deadline of April 10, 2016. In conjunction with agreeing to forbear from exercising their remedies under the credit agreement, the lenders reduced the revolving credit portion of the credit facility to zero thereby eliminating our ability to borrow additional funds under the existing credit facility.

We are currently in discussions with various stakeholders and advisors to develop and execute a plan to satisfy the requirements of the forbearance agreement. There can be no assurance that our actions will be deemed sufficient by the lender to extend the forbearance agreement and, if our actions are deemed insufficient, our outstanding debt will become immediately due and payable. Therefore, we have classified our indebtedness under the credit agreement as a current liability.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Note Payable

On August 15, 2014, we completed a bulk equipment purchase (the "Saskatchewan Equipment Purchase"), consisting of centrifuges, shakers, service vehicles and other associated equipment, for total consideration of $10.3 million of which $2.0 million was in the form of a Subordinated Note Payable.

On March 18, 2015, the Subordinated Note Payable was amended to extend the final maturity date to June 30, 2017 and to increase the interest rate to 10% per annum. Subsequent to an aggregate principal and interest payment of approximately $0.6 million on March 31, 2015, additional payments of interest and principal are not required until June 30, 2017. Interest and principal payments may be paid in amounts determined by our board of directors on any date or dates prior to June 30, 2017, subject to approval of both our board of directors and our lenders. The Subordinated Note Payable is generally subordinated in right of payment to our indebtedness to its lenders.

Future maturities of long-term debt, including the term loan, the delayed draw term loan, and the subordinated note payable, as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$20,073
2017	1,500
$21,573

Equipment Financing and Capital Leases

We finance the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At December 31, 2015 and December 31, 2014, we had $2.4 million and $2.0 million outstanding under equipment loans and capital leases, respectively.

Payments under equipment loans and capital leases for the next five years, as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$788
2017	744
2018	593
2019	290
2020	189
Total Payments	2,604
Less: Amount Representing Interest	(215)
Present Value of Minimum Lease Payments	2,389
Less: Current Portion of Capital Leases	(692)
Long-Term Capital Lease Obligations, Net of Current Portion	$1,697

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SIGNIFICANT CUSTOMERS

During the year ended December 31, 2015, approximately $8.8 million or 30.1% of our revenues were derived from three customers. One of those customers accounted for 13.7% of our revenue. Amounts due from these customers included in accounts receivable and unbilled receivables at December 31, 2015 are approximately $1.0 million.

During the year ended December 31, 2014, approximately $12.3 million or 29.3% of our revenues were derived from three customers. Amounts due from these customers included in accounts receivable and unbilled receivables at December 31, 2014 are approximately $2.7 million.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to certain claims arising in the ordinary course of business. Management does not believe that any claims will have a material adverse effect on our financial position or results of operations.

On February 3, 2015, multiple plaintiffs filed a proposed collective action against us under the Fair Labor Standards Act, in the Western District of Texas, San Antonio Division. On February 20, 2015, a proposed collective action alleging overtime violations under the Fair Labor Standards Act and Pennsylvania law, in the Southern District of Texas, Houston Division, was amended to include us as a defendant. Both actions were consolidated within the Southern District of Texas, Houston Division. We have settled this matter for business purposes, with no admission of liability. The settlement amount was fully accrued at December 31, 2015 and the case was fully paid and dismissed with prejudice, by the end of January 2016.

Contractual Commitments

We have numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. We lease land, facilities and equipment from non-affiliates. Certain of these leases extend to 2020.

Operating Leases

We lease certain property and equipment under non-cancelable operating leases. The term of the operating leases generally range from one to five years. Lease expense under all operating leases totaled approximately $0.6 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2016	$372
2017	317
2018	165
2019	88
2020	7
$949

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

One of our directors, who was appointed March 3, 2015, was one of the sellers of United to us in April 2014. Part of the acquisition price is payable in contingent consideration of which $0.9 million was paid in 2015. Of that amount approximately $0.1 million is attributable to that director. At December 31, 2015, we estimate the fair value of future payments to be $1.2 million of which approximately $0.2 million would be attributable to that same director.

Rent expense paid to an affiliate was approximately $23,000 and $66,000 for the years ended December 31, 2015 and 2014, respectively. The related party retired effective May 1, 2015.

During the years ended December 31, 2015 and 2014, we agreed to issue 3,434 and 79,215 shares of our common stock, respectively to one of our directors in respect of his arrangement of transactions to raise equity for us from non-U.S. investors. As of December 31, 2014, we had not issued these shares to our director, but the obligation in the amount of $0.6 million was recognized on the consolidated balance sheet in accounts payable - affiliates. All shares were issued during 2015.

NOTE 9 – INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2015	2014

Current Provision:
Federal	$-	$-
State	(99)	208

Total Current Provision	(99)	208

Deferred (Benefit) Expense:
Federal	(3,001)	1,650
State	(441)	148
Total Deferred (Benefit) Expense	(3,442)	1,798
Provision for Income Taxes	$(3,541)	$2,006

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory tax rates to our effective tax rate:

	For the Years Ended December 31,
	2015	2014

Federal Statutory Rate	34.00%	34.00%
State Taxes, Net of Federal Benefit	1.26%	5.86%
Goodwill impairment	-19.49%	0.00%
Other	2.45%	3.58%
Effective Income Tax Rate	18.22%	43.44%

We currently project a taxable loss for the year ended December 31, 2015, for federal income tax purposes and in certain state income tax jurisdictions. At December 31, 2015, we had a gross net operating loss ("NOL") for U.S. federal income tax purposes of approximately $16.2 million. This NOL will begin to expire in 2033 if not utilized. We will carryforward the net federal NOL of approximately $5.5 million. We also have state NOLs that will affect state taxes of approximately $0.5 million at December 31, 2015. State NOLs begin to expire in 2034. Carryback provisions are not allowed by all states, accordingly the state NOLs also give rise to a deferred tax asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of our deferred income taxes as of December 31, 2015 and 2014 are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014

Deferred Tax Assets:
Allowance for Doubtful Accounts	$152	$57
Net Operating Loss	5,514	646
Foreign Tax Credit	-	81
Start-Up Costs	18	21
State Net Operating Loss, Net of Federal Benefit	360	9
Accrued Compensation	103	-
Charitable Contributions and Other	17	17
Total Deferred Tax Assets	6,164	831

Deferred Tax Liabilities:
Prepaid Assets	28	58
Property and Equipment	12,014	9,728
Intangibles	2,354	3,182
State Deferreds, Net of Federal Benefit	463	-
Total Deferred Tax Liabilities	14,859	12,968

Net Deferred Tax Liabilities	$8,695	$12,137

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We place a threshold for recognition of deferred tax assets based on whether it is more likely than not that these assets will be realized. A valuation allowance is established for assets not meeting the criteria. We have not recorded a valuation allowance as of December 31, 2015 and 2014.

We follow accounting guidance under ASC 740-10 Income Taxes related to uncertainty in income tax positions, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. We assessed our filing positions in all significant jurisdictions where we are required to file income tax returns for all open tax years and determined no liability existed or there was no liability for uncertain positions. Our major taxing jurisdictions include the U.S. federal income taxes and the Texas franchise tax. Our federal tax returns remain open for tax years 2012 forward and our state tax returns remain open for tax years 2011 forward. None of our federal or state income tax returns are currently under examination by the Internal Revenue Service or state authorities.

NOTE 10 – REDEEMABLE PREFERRED STOCK

Two of our subsidiaries have redeemable preferred stock outstanding as of December 31, 2015. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk ("Aly Operating Redeemable Preferred Stock") and Aly Centrifuge issued the Aly Centrifuge Redeemable Preferred Stock in connection with the United Acquisition.

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

The holder of the Aly Operating Redeemable Preferred Stock and Aly Operating can, at either's option, require the other party to redeem the preferred stock for cash at different times around the fourth anniversary of the closing date of the sale or October 26, 2016. However, there is no requirement for either party to redeem the preferred stock.

The rights of the preferred stock also include the right to redeem the preferred stock for cash upon a liquidity event, as defined in the agreement. If we transact an initial public offering, as defined in the agreement, the preferred stock can be converted into common stock or redeemed. The conversion ratio, determined by a calculation defined in the agreement of which the components include trailing twelve-month financial performance and magnitude of investment in new equipment, is undeterminable until the Aly Operating Redeemable Preferred Stock becomes exchangeable into common shares.

The Aly Operating Redeemable Preferred Stock is classified outside of permanent equity in our consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Operating to redeem the Aly Operating Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares):

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock

January 1, 2014	$4,132	4,000,000	$4,245
Accrued Dividends	213	-	213
Accretion	37	-	-

December 31, 2014	4,382	4,000,000	4,458
Accrued Dividends	227	-	227
Accretion	38	-	-
December 31, 2015	$4,647	4,000,000	$4,685

Aly Centrifuge Redeemable Preferred Stock

On April 15, 2014, as part of the United Acquisition, Aly Centrifuge issued 5,000 shares of Aly Centrifuge Redeemable Preferred Stock, with a par value of $0.01, to the sellers in the transaction, with a fair value and liquidation value of $5.1 million and $5.0 million, respectively. The preferred stock was valued as of the date of acquisition by discounting the sum of (i) the value of the preferred stock without a conversion option using the option pricing method and (ii) the value of the conversion option using the Black-Scholes option pricing model for a lack of marketability. In 2015, Aly Centrifuge asserted an indemnification claim of 124 shares against shares that were subject to an 18-month holdback for general indemnification purposes pursuant to the purchase agreement.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holder of the Aly Centrifuge Redeemable Preferred Stock and Aly Centrifuge can, at either's option, require the other party to redeem the preferred stock for cash on or after December 31, 2016. However, there is no requirement for either party to redeem the preferred stock.

Aly Centrifuge Redeemable Preferred Stock also includes the right to exchange into shares of our common stock on any date, from time to time, at the option of the holder, into the number of shares equal to the quotient of (i) the sum of (A) the liquidation preference plus (B) an amount per share equal to accrued but unpaid dividends not previously added to the liquidation preference on such share of preferred stock, divided by (ii) 1,000, and (iii) multiplied by the exchange rate in effect at such time. The exchange rate currently in effect is 71.4285 or $14.00 per share of our common stock.

The Aly Centrifuge Redeemable Preferred Stock is classified outside of permanent equity in our consolidated balance sheet because the settlement provisions provide the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock

January 1, 2014	$-	-	$-
Issuance	9,424	9,000	9,000
Accrued Dividends	254	-	254
Amortization	(94)	-	-

December 31, 2014	9,584	9,000	9,254
Holdback adjusment	(124)	(124)	(124)
Accrued Dividends	460	-	460
Amortization	(165)	-	-

December 31, 2015	$9,755	8,876	$9,590

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock or other convertible instruments, as appropriate.

For the year ended December 31, 2015, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the year ended December 31, 2014 is shown below:

For the Year Ended December 31,
2014

Numerator:
Net Income/(Loss)	$2,613
Less: Aly Operating Redeemable Preferred Stock Dividends	(213)
Less: Aly Operating Redeemable Preferred Stock Accretion	(37)
Numerator for Diluted Earnings per Share	2,363
Less: Aly Centrifuge Redeemable Preferred Stock Dividends	(254)
Plus: Aly Centrifuge Redeemable Preferred Stock Amortization	94
Numerator for Basic Earnings per Share	$2,203

Denominator:
Weighted Average Shares Used in Basic Earnings per Share	5,155,204
Effect of Dilutive Shares:
Aly Centrifuge Redeemable Preferred Stock	362,426
Weighted Average Shares Used in Diluted Earnings per Share	5,517,630

Basic Earnings per Share	$0.43
Diluted Earnings per Share	$0.43

(1)

The exchange of Aly Operating Redeemable Preferred Stock into Common Shares is not considered within the calculation of the numerator or denominator of diluted earnings per share because, as of December 31, 2014, the Aly Operating Redeemable Preferred Stock was not exchangeable into Common Shares.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities excluded from the computation of basic and diluted earnings per share are shown below:

For the Year Ended December 31,
2014
Basic Earnings per Share:
Unvested Stock Options (1)	338,474
Exchange of Aly Operating Redeemable Preferred Stock (2)	-

(1)	The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan.

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

As of December 31, 2015, the stock options were unvested and the Aly Operating Redeemable Preferred Stock was not exchangeable into common stock.

NOTE 12 – STOCK-BASED COMPENSATION

Share-Based Payments

We issued 15,625 shares of our stock during the year ended December 31, 2015 as part of compensation to one of our former employees in accordance with his employment agreement. In connection with this issuance, we recognized share-based compensation expense of approximately $100,000 for the year ended December 31, 2015.

Stock Options

We have a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors.

The Omnibus Incentive Plan (the "Plan") was approved by the board of directors on May 2, 2013. On May 2, 2013, we granted 338,474 common shares under the Plan, which was the maximum number authorized. On June 5, 2015, a majority of our stockholders approved an amendment to our Plan to increase the maximum authorized shares to 750,000 common shares.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The option contract term is 10 years and the exercise price is $4.00. The options vest and are exercisable if a "Liquidity Event" occurs and certain conditions are met. A Liquidity Event is defined as an IPO or a change of control, as defined in the plan. Pursuant to the plan, an IPO is defined as an underwritten public offering of shares. If the first Liquidity Event is an IPO, then the options vest and are exercisable immediately if the IPO is effected at a price of $8.00 per share or greater. If the IPO is effected at a price less than $8.00 per share, but the stock price post-IPO reaches $8.00 per share during the six month period immediately following the IPO, then the options vest and are exercisable. If the IPO is effected at a price less than $8.00 per share and the share price does not reach $8.00 per share prior to the sixth month anniversary of the IPO, the options do not vest and expire. If the first Liquidity Event to occur is a change of control, then the options vest if the change of control takes place at a price of at least $8.00 per share. If such change in control occurs at a price less than $8.00 per share, the options do not vest and expire.

The fair value of each option award granted under the Plan is estimated on the date of grant using the Monte Carlo simulation method. The same Monte Carlo simulation method is used to determine the derived service period of five years. In addition, expected volatilities have been based on comparable public company data, with consideration given to our limited historical data. We make estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Share Exchange, the calculation of our stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions.

At December 31, 2015 and 2014, options to purchase 338,474 common shares under the Plan were outstanding and there is approximately $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options were granted during the years ended December 31, 2015 and 2014. No options were vested at December 31, 2015 and 2014.

NOTE 13 – STOCKHOLDERS' EQUITY

On July 1, 2014, in connection with the acquisition of Evolution, we issued 150,000 shares of common stock to the sellers of Evolution.

During the year ended December 31, 2014, we issued an aggregate of 859,137 shares of common stock to 14 investors at a weighted average price of $11.00 per share. The proceeds were used for growth capital expenditures and general working capital requirements.

We agreed to issue 3,434 and 79,215 shares of our common stock during the years ended December 31, 2015 and 2014, respectively, to one of our directors in respect of his arrangement of certain of these issuances of common stock. These shares were issued during 2015.

On January 12, 2015, we issued 50,000 shares of our common stock in a private placement at a price of $11.00 per share for gross proceeds of approximately $0.6 million.

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 19, 2015, we effected the Reverse Split, a 1-for-20 reverse stock split of our common stock, as approved by our board of directors and stockholders. Under the terms of the Reverse Split, each 20 shares of common stock, issued and outstanding as of such effective date, was automatically reclassified and changed into one share of common stock without any further action by the stockholder. Fractional shares were rounded up to the nearest whole share. All share and per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the Reverse Split.

On June 24, 2015, we initiated a private offering to accredited investors. On September 30, 2015, we closed the offering and issued 1,047,424 shares of common stock to multiple accredited investors at a price of $3.20 per share.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$1,591	$808
Cash Paid for State and Federal Income Taxes	109	133

Non-Cash Investing Activities in Connection with United Acquisition
Issuance of Aly Centrifuge Preferred Stock	$-	$5,101
Issuance of Liability for Contingent Payment	-	3,517
Accounts Payable - Affiliates	-	821
Non-Cash Investing Activities in Connection with Acquisition of Evolution Guidance Systems
Issuance of Common Stock	$-	$1,650
Accounts Payable - Affiliates	-	340
Non-Cash Investing Activities in Connection with Saskatchewan Equipment Purchase
Issuance of Aly Centrifuge Preferred Stock	$-	$4,323
Issuance of Subordinated Note Payable	-	2,000
Non-Cash Investing and Financing Activities
Purchase of Equipment through Capital Lease Obligations	$1,068	$1,086
Accretion (Amortization) of Preferred Stock Liquidation Preference, Net	(127)	(57)
Paid-in-Kind Dividends on Preferred Stock	687	467
Liability for Transaction Cost of Equity Raise	-	590
Common Shares Issued for Transaction Cost of Equity Raise	590	-

ALY ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are presented below (in thousands, except per share amounts):

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Revenues	$8,996	$7,148	$6,936	$6,022
Operating Loss	(1,546)	(1,934)	(1,495)	(12,497)
Net Loss Before Income Taxes	(2,037)	(2,389)	(1,954)	(13,055)
Net Loss	(1,439)	(1,572)	(1,033)	(11,850)
Net Loss Available to Common Stockholders	(1,581)	(1,718)	(1,176)	(11,979)

Net Loss per Common Share
Basic	$(0.28)	$(0.30)	$(0.21)	$(1.99)
Diluted	$(0.28)	$(0.30)	$(0.21)	$(1.99)

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Revenues	$5,282	$9,078	$13,491	$14,653
Operating Income	922	1,365	2,109	1,540
Net Income Before Income Taxes	752	1,020	1,733	1,114
Net Income	460	546	1,112	495
Net Income Available to Common Stockholders	398	442	1,005	358

Net Income per Common Share
Basic	$0.09	$0.09	$0.18	$0.07
Diluted	$0.09	$0.09	$0.18	$0.07

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As disclosed in our current report on Form 8-K filed with the SEC on October 13, 2015, we changed our independent registered public accountants. On October 13, 2015, our audit committee of the board of directors selected RSM US LLP (formerly McGladrey LLP) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2015, replacing BDO USA, LLP ("BDO").

The audit report of BDO on our financial statements as of and for the year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the year ended December 31, 2014 and the interim period through October 13, 2015, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, had it not been resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of such disagreements in its report on the financial statements of the Company for such period. During this time, there have been no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: The Chief Executive Officer and Chief Financial Officer, of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarter covered by this Annual Report on Form 10 K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the year covered by this Annual Report on Form 10-K are effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2015, management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Controls over Financial Reporting: Besides the implementation of a new ERP system that provided improved functionality, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. Aly Energy is a smaller reporting company and is eligible for this exemption under the Dodd-Frank Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below sets forth information about our directors and executive officers:

Name	Age	Position

Munawar H. Hidayatallah	71	Chairman and Chief Executive Officer
Mark Patterson	57	President and Chief Operating Officer
Alya Hidayatallah	40	Chief Financial Officer
Ali H M Afdhal	71	Director
Kouros Sariri	60	Director
Saeed M. Sheikh	79	Director
Nadine C. Smith	58	Director
Timothy J. Pirie	50	Director
Zane Tankel	76	Director

Munawar H. "Micki" Hidayatallah has served on the board of directors of Aly Operating since it was founded in July 2012 and has served as a director of Aly Energy since the Share Exchange. Mr. Hidayatallah founded Aly Operating in 2012 and has served as its chairman and chief executive officer since such date and also served as its chief financial officer during 2012. From 2001 to 2011, he served as chairman, chief executive officer and a director of Allis-Chalmers Energy Inc. ("Allis-Chalmers"), where he was responsible for the overall management of the company. From 2004 to 2010, Allis-Chalmers' revenues increased by more than tenfold (from $47.7 million to $659.7 million) and market capitalization increased by over seven times (from $72.2 million to $565.4 million). In February 2011, Archer Ltd. acquired Allis-Chalmers for $1.1 billion. Mr. Hidayatallah began his career at a major conglomerate in Pakistan with holdings in publishing, hotels, progressive manufacturing of automobiles and trading. During that time, Mr. Hidayatallah served as a senior executive and a member of the board of directors. In 1972, Mr. Hidayatallah came to the United States and undertook several successful entrepreneurial ventures through opportunistic purchases in areas such as cement processing, hotel and resorts, vending and cafeteria management and franchising and distribution of dairy products. From 1982 to 1994, he served as president and chief executive officer of Crescott Inc., a holding company with interests in financial services, food processing and franchising, as well as president and chief executive officer of its subsidiary, Beverly Hills Securities Company. In 1994, Mr. Hidayatallah was appointed executive vice president of corporate development and member of the board of directors of IRI International Corporation ("IRI") and in 1997 was appointed chief financial officer. IRI was a manufacturer and distributor of oil rigs, workover rigs, fishing tools, top drives and other ancillary products. As chief financial officer, Mr. Hidayatallah oversaw IRI's initial public offering and listing on the New York Stock Exchange. Mr. Hidayatallah remained in that position until 2000, when National Oilwell Varco, Inc. acquired IRI. In 2000, Mr. Hidayatallah formed OilQuip Rentals, Inc., which acquired Mountain Compressed Air Inc. as a platform acquisition and then merged with Allis-Chalmers in 2001. Mr. Hidayatallah is a qualified chartered accountant and serves as a director and as chairman of the audit committee of Stewart & Stevenson LLC. On January 15 2016, Mr. Hidayatallah was appointed as vice chairman of financial affairs of Stewart & Stevenson LLC.

Mark Patterson has served as our president, chief operating officer and secretary since the Share Exchange and has served as president and chief operating officer of Aly Operating since its inception. He worked with Mr. Hidayatallah at Allis-Chalmers as the president of the rental division and as a member of the executive team as senior vice president of the rental services segment from 2008 to 2011. During his tenure at Allis-Chalmers, Mr. Patterson directed and managed the complete merger and reorganization of the rental services division. Mr. Patterson was responsible for integrating and expanding Allis-Chalmers' product fleet and geographical presence in North America, specifically in the Marcellus Shale, and internationally. As a result of his efforts, Allis-Chalmers expanded into new and additional international markets such as Colombia and Brazil. Mr. Patterson also opened a new service facility through a joint venture in the Kingdom of Saudi Arabia, where he served as a member of the board of directors. Additionally, Mr. Patterson was instrumental in facilitating the acquisition of American Well Control by Allis-Chalmers, and the integration of American Well Control into Allis-Chalmers' rental segment. The successful merger and integration of American Well Control marked the first manufacturing company bought by Allis-Chalmers. Mr. Patterson's 35 years of experience includes sales, business development, division and segment management, mergers, acquisitions, joint venture creation, and consulting, both domestically and internationally.

Alya H. Hidayatallah became chief financial officer of Aly Operating in January 2013 and has served as our chief financial officer since the Share Exchange. Previously, from 2005 through 2012, she served as director of planning and budgeting at Allis-Chalmers, which was acquired in 2011 and subsequently named Archer. From 2000 until 2004, Ms. Hidayatallah was an investment banker in the financial restructuring group of Houlihan Lokey Howard & Zukin. Ms. Hidayatallah graduated summa cum laude with a degree in Business Economics from the University of California at Los Angeles in 1997. Ms. Hidayatallah is Mr. Hidayatallah's daughter.

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

Kouros Sariri joined the board of directors of Aly Operating in October 2012, and has served as our director since the Share Exchange. Mr. Sariri is the founder and CEO of Frequency Management International ("FMI") Inc. Founded in 2003, FMI is a manufacturer of high reliability & extreme environment electronic components used in advanced electronic system applications. In 2003, Mr. Sariri also founded Chronos Technology (merged with FMI) which serves in a research and development capacity, conducting advanced research for NASA and DOE in the area of extreme environment electronic solutions and the related manufacturing processes. Innovations envisioned and introduced by Mr. Sariri have been used in commercial satellites and scientific/robotic space missions as well as in numerous oil, gas and geothermal fields worldwide. FMI is a globally recognized brand for the high reliability solutions used successfully in LWD, MWD, wire-line and digital oilfield systems. Mr. Sariri was the vice president of engineering and manufacturing at OE Waves (2001-2002), an optoelectronic technology startup associated with the California Institute of Technology & NASA, specializing in patented optical and RF signal generation used in advanced radar and communications systems. From 1987 to 2000, Mr. Sariri served as the senior applications engineer, engineering manager, executive vice president and president at Q-Tech Corp., a manufacturer of electronic components. Mr. Sariri holds B.S. and M.S. degrees in Electrical Engineering from the University of California, Los Angeles (UCLA) and an MBA from the Anderson School of Management at UCLA.

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

Nadine C. Smith joined the board of directors of Aly Operating in October 2012 and has served as our director and chairman of the audit committee since the Share Exchange. Over the past twenty-five years Ms. Smith has been a founding shareholder and acted in executive and advisory capacities to development stage companies in a variety of industries, several of which have become NYSE listed companies with market capitalizations exceeding several billion dollars. Ms. Smith conducts her professional activities through SRQ Capital LLC, which she founded. Her experience in the energy sector began in 1980 as an investment banker advising oil and gas companies on merger and acquisition transactions, and she has been active as an investor, board member and executive management of oil and gas exploration and oilfield services companies for thirty-five years. Ms. Smith began her post-graduate career as an investment banker in the merger and acquistions group of The First Boston Corporation and as a management consultant with McKinsey & Company. Ms. Smith has previously served as a director and on the audit, compensation, and corporate governance committees of a number of public companies including Patterson-UTI Energy Inc., Gran Tierra Energy Inc., American Retirement Corporation (currently Brookdale Senior Living, Inc.), La Cortez Energy, Inc., Frac Water Systems, Inc. (currently Peak Pharmaceuticals), WaferGen Bio-systems, Inc., and Loreto Resources Corporation. Ms. Smith is presently a special advisor to the board of directors of Innerpoint Energy Corporation, a privately held company commercializing a transformative waste-to-energy renewable technology platform. Ms. Smith holds a B.S. in economics from Smith College and an MBA from Yale University.

Timothy J. Pirie has over twenty five years oilfield experience. He was a founder and director of Dalen Drilling Services Ltd, a Directional Drilling service company. Mr. Pirie's role in the company was vice president of business development & general manager, responsible for overall running of the company. Dalen was acquired in 2003 by Weatherford International. In 2003, he founded United Oilfield International, a Canadian solids control equipment& service provider with operations in Canada, United States and Peru and remained as president and director from its inception until 2014 when the company was acquired by Aly Energy. He founded Canadian Nitrogen Services in 2005 and has been president and director since its inception. It is a Canadian based N2 pumping service utilizing membrane technology with operations in Canada, United States and Saudi Arabia. In 2013 was a founder of Decisive Dividend Corporation, a publicly traded Canadian corporation. Mr. Pirie is also a founder and director of a privately held engineering / construction company currently working on E&P projects in the Middle East and a founder of Petro Toro Inc., a Peruvian focused Oil & Gas Exploration Company. He previously was a director at Aberdeen Hall Preparatory School, Kelowna, BC.

 Zane Tankel has served on the board of directors of Aly Energy since October 2012, and has served as our director since the Share Exchange. Mr. Tankel is the Chairman and CEO of Apple-Metro, Inc., a multi-unit operator of family restaurants in the New York metropolitan area, which he co-founded in 1994. Mr. Tankel was a director of Morton's Restaurant Group, Inc., a New York Stock Exchange company, from February 2006 until February 2012, and a director of Allis-Chalmers Energy Inc. from February 2007 until February 2011, as well as the Caribbean Restaurant Group, the San Juan, Puerto Rico based owner/operator of Burger King restaurants in and around the Caribbean. Mr. Tankel has served on its board from 2006 to present. Prior to 1994, he served as the founder/president and CEO of Collier Graphics Services (from 1964 to 1990), and founder/partner of a music management company (American Entertainment Management, from 1975 to 1982) and a public relations company (Sage Communications, from 1982 to 1986). Mr. Tankel is a graduate of the University of Pennsylvania's Wharton School of Business.

Board Committees and Charters

Audit Committee: The audit committee consists of two members, Nadine C. Smith and Timothy J. Pirie, who are independent in accordance with the independence standards for audit committees under the NYSE Mkt listing rules. Our board of directors has determined that Ms. Smith is an "audit committee financial expert" as defined in the SEC rules. Our board of directors has adopted a written Audit Committee Charter and a copy may be obtained, at no cost, from our investor relations website (www.alyenergy.com), by writing or by telephoning us at: Aly Energy Services, Inc., 3 Riverway, Suite 920, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

Compensation Committee: The compensation committee consists of two members, Kouros Sariri and Zane Tankel, who are independent in accordance with the independence standards for compensation committees under the NYSE Mkt listing rules. Our board of directors has adopted a written Compensation Committee Charter and a copy may be obtained, at no cost, from our investor relations website at (www.alyenergy.com), by writing or by telephoning us at: Aly Energy Services, Inc., 3 Riverway, Suite 920, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

Nominating Committee: The nominating committee consists of two members, Timothy J. Pirie and Kouros Sariri.

Code of Ethics

The board of directors has adopted a code of business ethics that applies to its directors, officers and management employees generally. A copy of this code of business ethics may be obtained, at no cost, from our investor relations website (www.alyenergy.com), by writing or by telephoning us at: Aly Energy Services, Inc., 3 Riverway, Suite 920, Houston, Texas 77056, 713-333-4000, Attn: Secretary.

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

Board Structure

We have chosen to combine the chief executive officer and chairman of the board of directors' positions. We believe that this board of directors' leadership structure is the most appropriate for us. Because we are a small company, it is more efficient to have the leadership of the board of directors in the same hands as the chief executive officer. The challenges faced by us at this stage – obtaining financing and implementing our business and marketing plan – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of our business.

Board Assessment of Risk

The board of directors has an active role, as a whole and also at the committee level, in overseeing management of our risks. The board of directors regularly receives reports from senior management on our areas of material risk, including our credit, liquidity, operational and legal and regulatory risks. Pursuant to its charter, the audit committee reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures, and it also meets periodically with management to discuss policies with respect to risk assessment and risk management. In addition, the compensation committee oversees the management of risks relating to our executive and non-executive compensation plans and arrangements. While each committee oversees certain risks and the management of such risks, the entire board of directors is regularly informed through committee reports about such risks.

Board Diversity

While we do not have a formal policy on diversity, our board of directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of director's members as well as a particular nominee's contributions to that mix. Our board of directors believes that diversity brings a variety of ideas, judgments and considerations that benefit our stockholders and us. Although there are many other factors, the board of directors seeks individuals with experience in operating growing businesses.

Item 11. Executive Compensation

Executive Compensation

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2015 by each person who served as our principal executive officer or principal financial officer during fiscal 2015 and our two most highly compensated other executive officers as of December 31, 2015 (collectively the "Named Executive Officers").

Name and Principal Position	Year	Salary		Bonus	All Other Compensation		Total

Micki Hidayatallah	2015	$360,062	(1)	$-	$29,992	(2)	$390,054
Chairman and Chief Executive Officer	2014	420,000		85,000	50,000	(2)	555,000

Mark Patterson	2015	232,892	(1)	-	3,000	(3)	235,892
President and Chief Operating Officer	2014	250,000		50,000	3,000	(3)	303,000

Alya Hidayatallah	2015	186,254	(1)	-	-		186,254
Chief Financial Officer	2014	200,000		40,000	-		240,000

(1)	In 2015, in response to the downturn in the industry, Mr. Hidayatallah, Mr. Patterson and Ms. Hidayatallah accepted a voluntary reduction in their annual salary of 20%, 10%, 10% and 10%, respectively.

(2)	Per contractural agreement, we pay for Mr. Hidayatallah's commute from Los Angeles, California to Houston, Texas.

(3)	Reflects the personal use portion of his company car.

Executive Employment Agreements

Aly Operating

Each of the Employment Agreements described below was entered into by Aly Operating prior to the Share Exchange. We assumed each agreement effective with the closing of the Share Exchange. Due to market conditions, all three of the Named Executive Officers with an employment agreement agreed to take a 10% pay cut during 2015.

Effective May 2013, Aly Operating entered into an employment agreement with Mr. Hidayatallah to serve as our Chairman and Chief Executive Officer. The term of the agreement expires December 31, 2016. Mr. Hidayatallah is paid a base salary of $420,000 per year and is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones. The bonus will range from 80% to 120% of base salary if pre-established performance milestones are met. No bonus will be payable in such periods if we do not achieve at least 90% of the EBITDA (earnings before interest, taxes, depreciation and amortization) forecast approved by the board of directors of Aly Energy for the applicable year. Mr. Hidayatallah also received 50% of the shares allocated to the management team in the equity compensation plan that was adopted in May 2013. The employment agreement restricts Mr. Hidayatallah from competing with us for a two-year period after termination of his employment. In March 2015, in response to the downturn in the industry, Mr. Hidayatallah accepted a voluntary reduction in his annual salary of 20%. Effective January 2016, Mr. Hidayatallah is no longer devoting his full business-time to Aly Energy and he has voluntarily reduced his salary to $25,000 per annum. The voluntary reduction will continue until the earlier of (i) Mr. Hidayatallah returning to devoting his full business-time to Aly Energy or (ii) such time that the executive team deems that the company has achieved financial stability which is sustainable.

Effective February 2013, Aly Operating entered into an employment agreement with Mr. Patterson to serve as our President and Chief Operating Officer. The term of the agreement expires December 31, 2016. In 2013, Mr. Patterson was paid a base salary of $210,000 per year in 2013 which increased to $250,000 per year effective January 1, 2014. In 2013, Mr. Patterson received 199,100 shares of Aly Energy common stock as additional compensation. Mr. Patterson is eligible to receive an annual performance bonus ranging from 40% to 80% of base salary based upon the achievement of pre-established performance milestones. No bonus will be payable in such periods if we do not achieve at least 90% of the EBITDA forecast approved by the board of directors of Aly Energy for the applicable year. Mr. Patterson received 20% of the shares allocated to the management team in the equity compensation plan that was adopted in May 2013. The employment agreement restricts Mr. Patterson from competing with us for a two-year period after termination of his employment. In April 2015, in response to the downturn in the industry, Mr. Patterson accepted a voluntary reduction in his annual salary of 10%. The voluntary reduction will continue until such time that the executive team deems that the company has achieved financial stability which is sustainable.

Effective February 2013, Aly Energy entered into an employment agreement with Ms. Hidayatallah to serve as our Chief Financial Officer. The term of the agreement expires December 31, 2016. Ms. Hidayatallah is paid a base salary of $200,000 per year and is eligible to receive an annual performance bonus based upon the achievement of pre-established performance milestones. The bonus will range from 40% to 80% of base salary if pre-established performance milestones are met. No bonus will be payable in such periods if we do not achieve at least 90% of the EBITDA forecast approved by the board of directors of Aly Energy for the applicable year. Ms. Hidayatallah received 5% of the shares allocated to the management team in the equity compensation plan that was adopted in May 2013. The employment agreement restricts Ms. Hidayatallah from competing with us for a two-year period after termination of her employment. In April 2015, in response to the downturn in the industry, Ms. Hidayatallah accepted a voluntary reduction in her annual salary of 10%. The voluntary reduction will continue until such time that the executive team deems that the company has achieved financial stability which is sustainable.

Termination Provisions

Each of Munawar Hidayatallah, Mark Patterson and Alya Hidayatallah will receive 24 months of base salary upon their respective resignation with good reason or dismissal without cause. They will not be entitled to severance payments in connection with a termination of their employment upon death, disability, dismissal with cause, a change of control or the non-renewal of their employment at the board of directors' discretion.

"Good reason" in the above agreements generally includes the material diminution of the executives' duties, any material reduction in base salary and the relocation of the geographical location where the executive performs services.

"Cause" in the above agreements means that employee (a) has engaged in gross negligence, gross incompetence or willful misconduct in the performance of employee's duties with respect to Aly Energy or any of its affiliates, (b) has refused without proper legal reason to perform employee's duties and responsibilities to Aly Energy or any of its affiliates, (c) has breached any provision of the agreement, (d) has materially breached any provision of any written agreement or corporate policy or code of conduct established by Aly Energy or any of its affiliates (and as amended from time to time), (e) has engaged in conduct that is materially injurious to Aly Energy or any of its affiliates, (f) has disclosed without specific authorization from Aly Energy confidential information of Aly Energy or any of its affiliates that is injurious to any such entity, (g) has committed an act of theft, fraud, embezzlement, misappropriation or breach of a fiduciary duty to Aly Energy or any of its affiliates or (h) has been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony.

Director Compensation

During the year ended December 31, 2015, we compensated each of its independent directors in the amount of $20,000 for their service during the year.

Adoption of Equity Awards Plan

In May 2013, Aly Operating adopted the Aly Energy Services Inc. Omnibus Incentive Plan (the "Plan") and reserved 338,474 shares of common stock under the Plan for grants of awards, including stock options. At the time of adoption of the Plan, all of the shares reserved under the Plan were granted in the form of stock options to various executives and directors of Aly Operating, which converted to stock options of Aly Energy common stock in connection with the Share Exchange, as follows:

Individual	Number of Options Held
Micki Hidayatallah	169,235
Mark Patterson	67,694
Alya Hidayatallah	39,820
Nadine C. Smith	19,910
Ali Afdhal	8,363
Allen Morton (1)	8,363
Kouros Sariri	8,363
Zane Tankel	8,363
Saeed M. Sheikh	8,363

________________

(1)	Allen Morton resigned from our board of directors in December 2013

The stock options have a ten year term and will vest and become exercisable only if (i) a Change in Control (as defined in the Plan) occurs and the per share price of the common stock is at least $8.00 per share in the Change in Control or (ii) an Initial Public Offering (as defined in the Plan) occurs and the per share price of the common stock is at least $8.00 per share at any time during the six month period following the Initial Public Offering. The exercise price of the stock options is $4.00 per share.

On June 5, 2015, a majority of our stockholders approved an amendment to our Plan which increased the maximum authorized shares to 750,000 common shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 11, 2016 by (i) each person or group who is known by us to beneficially own more than 10% of our common stock; (ii) each director; (iii) each of the Named Executive Officers and (iv) all such executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. Each of our executive officers and directors may be contacted at 3 Riverway, Suite 920, Houston, Texas 77056. The information in this table is based upon 7,400,377 common shares which is comprised of 6,706,814 shares of common stock outstanding as of April 13, 2016, and 693,562 shares of common stock issuable as if all of the outstanding shares of the Aly Centrifuge Redeemable Preferred Stock were converted into common shares.

	Common Stock
Name	Number of Shares Beneficially Owned	Percent of Class

J. Steven Emerson (1)	1,053,769	14.2%
Cydas Investments Ltd. (2)	926,223	12.4%
Munawar Hidayatallah (3)	654,129	8.8%
Makini Entreprises SA(4)	478,964	6.4%
Zane Tankel	297,834	4.0%
Kouros Sariri (5)	164,804	2.2%
Tim Pirie (6)	50,745	0.6%
Saeed M. Sheikh	122,817	1.7%
Ali Afdhal	105,531	1.4%
Nadine C. Smith	72,246	1.0%
Mark Patterson	9,955	0.1%
Alya Hidayatallah	-	0.0%
All Directors and Officers as a Group	1,478,061	19.9%

46

(1)

Includes 533,493 shares held in Mr. Emerson's retirement accounts, 25,000 shares held in the Emerson Foundation and 159,730 shares held by Emerson Partners. Mr. Emerson's address is c/o TR Winston, 1522 Ensley Avenue, Los Angeles, California 90024.

(2)

Consists of shares hel of record by Cydas Investments Ltd., which is owned equally by Ali Afdhal's daughter (Laily Shirazi) and brother (Muhsin Afdhal). Mr. Ali Afdhal disclaims any beneficial ownership in the shares of common stock owned by Cydas Investments Ltd. The address for Cydas Investments Ltd. is PO Box 437, 13 Castle Street, St. Heller, Jersey, JE4 OZE, Channel Islands.

(3)	Consists of 128,254 shares held in a trust of which Mr. Hidayatallah is the trustee and the remainder held jointly by Mr. Hidayatallah and his spouse

(4)	The address for Makini Entreprises SA is C/O Prisma International Ltd, Bahnhofstarsse 21, 6301 Zug Switzerland

(5)	Consists of 40,829 shares held in Mr. Sariri's retirement account, 27,530 shares held in Mr. Sariri's spouse's retirement account, and the remainder held jointly by Mr. Sariri and his spouse.

(6)	Includes 40,745 shares which would be owned by Mr. Pirie if he converted his holdings of the Aly Centrifuge Redeemable Preferred Stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Purchase of United

On April 15, 2014, we acquired the equity interests of United Centrifuge, LLC ("United") as well as certain assets used in United's business that were owned by related parties of United (collectively the "United Acquisition"). The sellers include Tim Pirie, one of our directors, and Myles Bowman, a Named Executive Officer. Total consideration for the United Acquisition of $24.5 million included $15.1 million cash, net of cash acquired of approximately $0.6 million, the issuance of 5,000 shares of redeemable preferred stock at Aly Centrifuge ("Aly Centrifuge Redeemable Preferred Stock"), $0.01 par value, at a fair value of $5.1 million, contingent consideration of up to $5.0 million in aggregate over 3 years at a fair value of $3.5 million, and a payable of $0.8 million. On September 19, 2014, in accordance with the terms of the United Acquisition purchase agreement, a cash payment of approximately $0.8 million was made to the sellers of United. The contingent consideration consists of up to three future cash payments to the sellers in an amount equal to 5% of the gross revenues of the business acquired for each of the 12 month periods ending on March 31, 2015, 2016 and 2017. On May 31, 2015, we made the first cash payment in the amount of $0.9 million for the consideration earned for the period ended March 30, 2015.

Share-Based Transaction Fees

We agreed to issue 3,434 and 79,215 shares of our common stock during the years ended December 31, 2015 and 2014, respectively, to one of our directors in respect of his arrangement of certain transactions to raise equity from non-U.S. investors for Aly Energy. These shares were issued in 2015.

Director Independence

On March 3, 2015, we added Tim Pirie as a director and we now have seven directors serving on our board. Using the definition of independence set forth in the rules of the NYSE Mkt, all of our directors except Mr. Hidayatallah and Mr. Afdhal are independent.

Item 14. Principal Accountant Fees and Services

Our independent auditors for the year ending December 31, 2015, RSM US LLP ("RSM") have no direct interest in us and have been our auditors since October 13, 2015. Prior to such date, our independent auditors were BDO USA, LLP ("BDO") and were our Independent Registered Public Accounting Firm from December 1, 2014 until the appointment of RSM.

The following table sets forth the estimated fees paid for services provided by RSM for the year ended December 31, 2015:

For the Year Ended December 31, 2015

Audit Fees (1)	$99,320
Audit - Related Fees (2)	6,000
Tax Fees (3)	-

(1)	Includes fees paid to RSM for their audit and quarterly reviews.

(2)	Includes fees for services related to accounting and acquisition audit fees.

(3)	Includes fees for services related to tax compliance, preparation and tax examination assistance.

The following table sets forth the estimated fees paid for services provided by BDO for the year ended December 31, 2015:

For the Year Ended December 31, 2015

Audit Fees (1)	$58,124
Audit - Related Fees (2)	-
Tax Fees (3)	-

(1)	Includes fees paid to BDO for their audit and quarterly reviews.

(2)	Includes fees for services related to accounting and acquisition audit fees.

(3)	Includes fees for services related to tax compliance, preparation and tax examination assistance.

Our audit committee established a policy whereby the outside auditors are required to seek pre-approval of all audit services by providing a description of the services to be performed. For the year ended December 31, 2015, 100% of all audit services were pre-approved by the audit committee, which concluded that the provision of such services by RSM and BDO was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits

(a)	The following documents are filed as part of this report:

(1)

Consolidated Financial Statements (Included under Item 8). The index to the Consolidated Financial Statements is included on page F-1 of this annual report on Form 10-K and is incorporated herein by reference

(2)	Financial Statement Schedules

Schedule II – Valuation and qualifying accounts. As a smaller reporting company we are not required to provide this schedule.

Exhibit
Number	Exhibit Description

2.1	Share Exchange Agreement, dated May 14, 2013, by and among Preferred Voice, Inc., Aly Energy Services, Inc. and the stockholders of Aly Energy Services, Inc. (1)
2.2	Stock Purchase Agreement, dated as of September 27, 2012, by and between Aly Energy Services, Inc. and Kurt Chew (1)
3.1	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of
Delaware (1)
3.2	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (1)
3.3	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of
Delaware (1)
3.4	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (1)
3.5	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (1)
3.6	Certificate of Amendment, filed on April 27, 2007 with the Secretary of State of Delaware (1)
3.7	Certificate of Amendment, filed on May 14, 2013 with the Secretary of State of Delaware (1)
3.8	Certificate of Amendment, filed on April 10, 2014 with the Secretary of State of Delaware (2)
3.9	Certificate of Amendment, filed on June 18, 2015 with the Secretary of State of Delaware (6)
3.10	Certificate of Amendment, filed on December 21, 2015 with the Secretary of State of Delaware (7)
3.11	Bylaws of the Registrant (1)
4.1	Aly Energy Services, Inc. Investor Agreement dated October 26, 2012(1)
4.2	Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Aly Energy Services, Inc., Wells Fargo Bank, National Association and the lenders named therein (2)
4.3	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 26, 2014 (5)
4.4	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 13, 2015 (8)
4.5	Forbearance Agreement and Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 31, 2016 (9)

10.1	Employment Agreement, dated February 13, 2013, by and between Aly Energy Services, Inc. and Munawar Hidayatallah (1)
10.2	Employment Agreement, dated February 12, 2013, by and between Aly Energy Services, Inc. and Mark Patterson (1)
10.3	Employment Agreement, dated February 12, 2013, by and between Aly Energy Services, Inc. and Alya Hidayatallah (1)
10.4	Aly Energy Services, Inc. Omnibus Incentive Plan (1)
10.5	Form of Stock Option Agreement under Aly Energy Services, Inc. Omnibus Incentive Plan(1)
10.6	Asset Purchase, Stock Purchase and Merger Agreement, dated April 11, 2014, relating to United Centrifuge USA, LLC (2)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer (4)
31.2	Certification of Chief Financial Officer (4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as exhibit to Report on Form 8-K, dated May 15, 2013

(2)	Filed as exhibit to Report on Form 8-K, dated April 16, 2014

(3)	Filed as exhibit to Report on Form 8-K/A, dated July 31, 2013

(4)	Filed herewith

(5)	Filed as exhibit to Report on Form 10-K for year ended December 31, 2014

(6)	Filed as exhibit to Report on Form 8-K, dated June 22, 2015

(7)	Filed as exhibit to Report on Form 8-K, dated December 29, 2015

(8)	Filed as exhibit to Report on Form 8-K, dated October 19, 2015

(9)	Filed as exhibit to Report on Form 8-K, dated April 4, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALY ENERGY SERVICES, INC.

Date: April 15, 2016	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Munawar H. Hidayatallah	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2016
Munawar H. Hidayatallah

/s/ Alya Hidayatallah	Chief Financial Officer, (principal financial and accounting office)	April 15, 2016
Alya Hidayatallah

/s/ Ali H M Afdhal	Director	April 15, 2016
Ali H M Afdhal

/s/ Kouros Sariri	Director	April 15, 2016
Kouros Sariri

/s/ Saeed M. Sheikh	Director	April 15, 2016
Saeed M. Sheikh

/s/ Nadine C. Smith	Director	April 15, 2016
Nadine C. Smith

/s/ Zane Tankel	Director	April 15, 2016
Zane Tankel

/s/ Timothy J. Pirie	Director	April 15, 2016
Timothy J. Pirie

