Form 10-Q
period 2016-03-31
Aly Energy Services, Inc.
filed 2016-05-16
CIK 946822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2016

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Transition Period From ___________ to ___________

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

Common Stock, $0.001 Par Value – 6,706,814 shares as of May 13, 2016.

INDEX

ALY ENERGY SERVICES, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 6.	Exhibits	27

Signatures		28

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	March 31, 2016	December 31, 2015
	(Unaudited)

Assets
Current Assets
Cash and Cash Equivalents	$512	$497
Restricted Cash	276	-
Accounts Receivable, Net of Allowance for Doubtful Accounts of $422 and $447, as of March 31, 2016 and December 31, 2015, respectively	3,008	3,877
Unbilled Receivables	379	771
Inventory	225	227
Prepaid Expenses and Other Current Assets	686	730

Total Current Assets	5,086	6,102

Property and Equipment, Net	52,038	53,722
Goodwill	264	264
Intangible Assets, Net	7,918	8,413
Other Assets	26	46

Total Assets	$65,332	$68,547

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,633	$1,228
Accrued Expenses	1,831	2,530
Current Portion of Long-Term Debt	20,783	20,765
Current Portion of Contingent Payment Liability	652	652

Total Current Liabilities	24,899	25,175

Long-Term Debt, Net	2,703	2,814
Contingent Payment Liability, Net of Current Portion	551	530
Deferred Tax Liabilities	7,724	8,695
Other Long-Term Liabilities	38	40

Total Liabilities	35,915	37,254

Commitments and Contingencies (See Note 5)	-	-

Aly Operating Redeemable Preferred Stock, $0.01 par value, 4,000,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	4,715	4,647
Aly Centrifuge Redeemable Preferred Stock, $0.01 par value, 15,000 shares authorized, 8,876 shares issued and outstanding as of March 31, 2016 and December 31, 2015	9,836	9,755

	14,551	14,402
Stockholders' Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 6,707,039 shares issued, and 6,706,814 shares outstanding as of March 31, 2016 and December 31, 2015	7	7
Treasury Stock, 225 Shares at Cost	(2)	(2)
Preferred Stock, $0.001 par value, 25,000,000 shares authorized, 0 issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Additional Paid-In-Capital	28,760	28,909
Accumulated Deficit	(13,899)	(12,023)

Total Stockholders' Equity	14,866	16,891

Total Liabilities and Stockholders' Equity	$65,332	$68,547

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$4,288	$8,996
Expenses:
Operating Expenses	3,143	6,457
Depreciation and Amortization	1,613	1,653
Selling, General and Administrative Expenses	1,780	2,432

Total Expenses	6,536	10,542

Operating Loss	(2,248)	(1,546)

Interest Expense, Net	588	491

Loss Before Income Tax	(2,836)	(2,037)

Income Tax Benefit	(960)	(598)

Net Loss	(1,876)	(1,439)

Preferred Stock Dividends	178	175
Accretion of Preferred Stock, Net	(29)	(33)

Net Loss Attributable to Common Stockholders	$(2,025)	$(1,581)

Basic and Diluted Net Loss per Common Share	$(0.30)	$(0.28)

Basic and Diluted Average Common Shares Outstanding	6,706,814	5,634,561

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(1,876)	$(1,439)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization of Property and Equipment	1,117	1,138
Amortization of Deferred Loan Costs	97	158
Amortization of Intangible Assets	496	515
Bad Debt Expense	21	15
Fair Value Adjustments to Contingent Payment Liability	21	(340)
Loss on Disposal of Assets	300	5
Deferred Taxes	(971)	(629)
Changes in Operating Assets and Liabilities:
Accounts Receivable	848	3,045
Unbilled Receivables	392	1,463
Inventory	2	130
Prepaid Expenses and Other Assets	44	(1,094)
Accounts Payable	405	(1,966)
Accrued Expenses and Other Liabilities	(701)	(391)

Net Cash Provided by Operating Activities	195	610

Cash Flows from Investing Activities
Purchase of Property and Equipment	(234)	(577)
Proceeds from Disposal of Property and Equipment	500	-
Change in Restricted Cash	(276)	-

Net Cash Used in Investing Activities	(10)	(577)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock, Net of Transaction Cost	-	550
Repayment of Debt	(170)	(1,894)
Payment of Deferred Loan Costs	-	(7)

Net Cash Used in Financing Activities	(170)	(1,351)

Net Increase/(Decrease) in Cash and Cash Equivalents	15	(1,318)

Cash and Cash Equivalents, Beginning of Period	497	2,050
Cash and Cash Equivalents, End of Period	$512	$732

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Aly Energy Services, Inc., ("Aly Energy" or "the Company"), together with its subsidiaries, provides oilfield services, including surface equipment rental, solids control services and directional drilling services, to exploration and production companies. Throughout this report, we refer to Aly Energy and its subsidiaries as "we", "our" or "us". We operate in select oil and natural gas basins of the contiguous United States.

NOTE 2 – LIQUIDITY

The industry in which we operate has been negatively impacted by the price of oil and natural gas and, as a result, the drilling rig count has dropped steadily since the end of 2014. Our activity is tied directly to the rig count and, even though we instituted cost cutting measures, we were unable to cut costs enough to match the decline in our business activity and we incurred losses for the year ended December 31, 2015 and for the first three months of 2016. As a result, at March 31, 2016 and at December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement. Therefore, on March 31, 2016, we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement. We amended the forbearance agreement on May 13, 2016 in order to waive our compliance with an additional financial covenant, the fixed charge coverage ratio, for the period ended March 31, 2016.

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

We are currently in discussions with various stakeholders and advisors to develop and execute a plan to satisfy the requirements of the forbearance agreement. There can be no assurance that our actions will be deemed sufficient by the lender to extend the forbearance agreement and, if our actions are deemed insufficient, our outstanding debt will become immediately due and payable. If the debt becomes due and payable, we do not have sufficient liquidity to repay all of the outstanding debt to the lender (approximately $20.1 million at March 31, 2016) and we might need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

These unaudited condensed consolidated financial statements are prepared on a going concern basis of accounting, which contemplates that we will be able to operate in the normal course of business. The concerns around our liquidity raise substantial doubt about our ability to continue to operate as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that may relate to the going concern uncertainty. We have classified our indebtedness under the credit agreement as a current liability as the forbearance agreement remedies our breach for less than one year.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: Our accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm, except the condensed consolidated balance sheet at December 31, 2015 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K filed with the SEC on April 15, 2016. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed consolidated financial statements include the accounts of Aly Energy and its subsidiaries. All significant inter-company transactions and accounts have been eliminated upon consolidation.

Reverse Stock Split: On June 19, 2015, the Company effected a 1-for-20 reverse stock split of its common stock ("Reverse Split"), as approved by its Board of Directors and stockholders. All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts has been retroactively restated to give effect to the Reverse Split.

Property and Equipment: Major classifications of property and equipment and their respective useful lives are as follows (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)

Machinery and Equipment	$55,707	$55,553
Vehicles, Trucks & Trailers	4,615	5,789
Office Furniture, Fixtures and Equipment	835	835
Lease hold Improvements	221	217
Buildings	212	212

	61,590	62,606
Less: Accumulated Depreciation and Amortization	(9,579)	(9,086)

	52,011	53,520
Assets Not Yet Placed In Service	27	202

Property and Equipment, Net	$52,038	$53,722

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets: Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Non-Compete	Sales Contract	Supply Agreements	Total

Estimated Useful Lives	2 - 10 years	4 - 10 years	4 - 5 years	4 years	4 years

As of March 31, 2016
Cost	$5,441	$2,355	$2,586	$524	$1,686	$12,592
Accumulated Amortization	(1,618)	(656)	(1,313)	(262)	(825)	(4,674)

Net Book Value	$3,823	$1,699	$1,273	$262	$861	$7,918

As of December 31, 2015
Cost	$5,441	$2,355	$2,586	$524	$1,686	$12,592
Accumulated Amortization	(1,485)	(592)	(1,157)	(225)	(720)	(4,179)

Net Book Value	$3,956	$1,763	$1,429	$299	$966	$8,413

Fair Value of Financial Instruments: As of March 31, 2016 and December 31, 2015, the fair value of our liability for contingent payments based on Level 3 measurements was $1.2 million.

Income Taxes: There were no amounts recognized relating to interest and penalties in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015. We had no uncertain tax positions as of March 31, 2016 or as of December 31, 2015.

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers which deferred the effective date of ASU 2014-09 for all entities by one year with the standard now effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which gives further guidance on identifying performance obligations and clarification of the licensing implementation guidance. Early application is permitted to the original effective date of January 1, 2017. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are still evaluating the impact, if any, from this guidance and has not yet selected a method of transition.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. We adopted this guidance as of January 1, 2016 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about the company's ability to continue as a going concern and provides guidance on the related footnote disclosure. Management should evaluate whether there are conditions or events that raise substantial doubt about the company's ability to continue as a going concern within one year after the date the annual or interim financial statements are issued. We adopted these provisions in the first quarter of 2016 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. We adopted these provisions in the first quarter of 2016 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in the ASU change the balance sheet presentation requirements for debt issuance costs by requiring them to be presented as a direct reduction to the carrying amount of the related debt liability. We adopted this guidance as of January 1, 2016 and the adoption did not have a material impact on our financial position, results of operations or cash flows. The adoption did result in a reclassification of deferred debt costs related to long-term debt from an asset to an offset of the related liability.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which adds comments from the Securities and Exchange Commission (SEC) addressing ASU 2015-03, as discussed above, and debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-15 in connection with our adoption of ASU 2015-03 effective January 1, 2016 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

Reclassifications: Reclassifications related to the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Credit Facility
Term Loan	$15,573	$15,573
Delayed Draw Term Loan	4,500	4,500
Subordinated Note Payable	1,500	1,500
Equipment Financing and Capital Leases	2,219	2,389

	23,792	23,962
Less: Debt Issuance Cost, Net of Amortization	(306)	(383)
Less: Current Portion	(20,783)	(20,765)

Long-Term Debt, Net	$2,703	$2,814

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

On October 13, 2015, we entered into Amendment No. 2 to the existing credit facility ("Amendment") which had an effective date of September 30, 2015. The Amendment modified multiple components of the credit facility including, but not limited to, the terms listed below. The Amendment:

(i)	defers all further principal payments on outstanding borrowings under the credit facility until March 31, 2017; and

(ii)	reduced the size of the revolving credit facility to $1.0 million.

The obligations under the agreement are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit agreement contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets.

Due to the significant downturn in the oilfield services industry throughout 2015, at December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement due to our poor financial results. We are not in compliance with such covenants for the first quarter ending March 31, 2016. Therefore, on March 31, 2016 we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement. We amended the forbearance agreement on May 13, 2016 in order to waive our compliance with an additional financial covenant, the fixed charge coverage ratio, for the period ended March 31, 2016.

Among other provisions, the lenders have agreed to forbear from exercising their remedies under the credit agreement until the earlier of July 10, 2016 or the date on which forbearance is terminated due to specified events, including (i) the occurrence of other defaults under the credit agreement, (ii) our failure to hire an independent financial advisor prior to April 10, 2016 or (iii) our failure to present a detailed plan for asset sales or equity capital acceptable to the lenders yielding net cash proceeds to us of at least $2.5 million by May 25, 2016. We hired an independent financial advisor and such advisor commenced the engagement prior to the deadline of April 10, 2016. In conjunction with agreeing to forbear from exercising their remedies under the credit agreement, the lenders reduced the revolving credit portion of the credit facility to zero thereby eliminating our ability to borrow additional funds under the existing credit facility. There were no outstanding borrowings under the revolving credit facility as of March 31, 2016 and December 31, 2015.

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

Equipment Financing and Capital Leases

We finance the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. Some of the leases have end of term lease provisions structured as a Terminal Rental Adjustment Clause. At the expiration of the lease terms, the equipment will be sold to either us or a third party. The proceeds of the sale shall be retained by the lender until they have recovered 20% of the original equipment cost plus all costs and expenses and unpaid amounts owed by us ("Lessor's Balance"). If the net proceeds are less than the Lessor's Balance, we will be responsible for the shortfall as a terminal rent adjustment. If the net proceeds exceed the Lessor's Balance, we shall receive such excess as an adjustment to rent.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

We recognized an income tax benefit of $1.0 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Effective income tax rates were 33.8% and 29.4% percent for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate is affected by recurring items such as tax rates and income in jurisdictions, which we expect to be fairly consistent in the near term.

We currently project a taxable loss for the year ended December 31, 2016, for federal income tax purposes and in certain state income tax jurisdictions. We have net operating losses that can be carried forward to offset future taxable income. Our net operating loss carryforwards begin to expire in 2033 if not utilized.

NOTE 7 – REDEEMABLE PREFERRED STOCK

Two of our subsidiaries have redeemable preferred stock outstanding as of March 31, 2016. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk Petroleum Services Corp ("Aly Operating Redeemable Preferred Stock") and Aly Centrifuge issued redeemable preferred stock in connection with the acquisition of the equity interests of United Centrifuge, LLC ("United") as well as certain assets used in United's business that were owned by related parties of United ("Aly Centrifuge Redeemable Preferred Stock").

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares):

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock

December 31, 2015	$4,647	4,000,000	$4,685

Accrued Dividends	58	-	58
Accretion	10	-	-

March 31, 2016	$4,715	4,000,000	$4,743

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares, and per share amounts):

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock

December 31, 2015	$9,755	8,876	$9,590

Accrued Dividends	120	-	120
Amortization	(39)	-	-

March 31, 2016	$9,836	8,876	$9,710

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

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2016 and 2015, the effect of incremental shares is antidilutive so the diluted earnings per share will be equivalent to basic earnings per share. Securities excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 are shown below:

	For the Three Months Ended March 31,
	2016		2015

Unvested Stock Options (1)	338,474		338,474
Exchange of Aly Centrifuge Redeemable Preferred Stock	633,999		642,857
Exchange of Aly Operating Redeemable Preferred Stock (2)		(2)		(2)

 ____________

(1)	The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan.

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

NOTE 9 – STOCK-BASED COMPENSATION

Stock Options

At March 31, 2016 and December 31, 2015, options to purchase 338,474 common shares under the Plan were outstanding and there is approximately $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options were granted during the three months ended March 31, 2016 and 2015. No options were vested at March 31, 2016 and December 31, 2015.

ALY ENERGY SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$303	$703
Cash Paid for State and Federal Income Taxes	5	600

Non-Cash Investing and Financing Activities
Purchase of Equipment through Capital Lease Obligations	$-	$1,068
Accretion of Preferred Stock Liquidation Preference, Net	(29)	(33)
Paid-in-Kind Dividends on Preferred Stock	178	175
Liability for Transaction Cost of Equity Raise	-	26

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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and (2) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q, together with the audited consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2015.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled "Cautionary Note Regarding Forward-Looking Statements" of this Form 10-Q.

Overview of Our Business

We are a provider of solids control systems, surface rental equipment, and directional drilling and MWD services. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes centrifuges and auxiliary solids control equipment, mud circulating tanks (400 and 500 barrel capacity) and auxiliary surface rental equipment, portable mud mixing plants, containment systems, and MWD kits. In conjunction with the rental of some of our solids control packages and MWD kits, we provide personnel at the customer's well site to operate our equipment. We also provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location. We service the Permian Basin (in Texas and New Mexico), Eagle Ford Shale, Utica Shale, Marcellus Shale, Woodford Shale, Granite Wash, Mississippian Lime, and Tuscaloosa Marine Shale. Our primary operating yards, shop and repair facilities, and division management are located in Giddings, Texas; San Angelo, Texas; Prosper, Texas; and Houston, Texas.

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

Industry Trends and Outlook

We operate in the commodity-driven, cyclical oil and gas industry. From 2011 through mid-2014, the industry operated in an environment where crude oil prices were relatively stable and, except for comparatively short intervals, generally traded at prices at or in excess of $100 per barrel. However, subsequent to the third quarter of 2014, crude oil prices have declined significantly due to a variety of factors, including, but not limited to, continued growth in U.S. oil production, weakened outlooks for the global economy and continued strong international crude oil supply resulting in part from OPEC's unexpected decision to maintain oil production levels. As a result of the weaker crude oil price environment, many crude oil development prospects have become less economical for exploration and production operators, leading to a dramatic reduction in U.S. land drilling rig counts and weaker demand for oilfield services, such as the services we provide. This trend has continued into 2016, with further commodity price decreases and declines in U.S. land rig counts from 2015 levels. Until there is a sustained recovery in the price of oil and natural gas, we expect that our equipment utilization levels and pricing will remain depressed. If the U.S. land rig count does not improve, our business, financial condition, cash flows and results of operations will suffer a material adverse impact.

We believe we may begin to see increases in activity in late 2016 and early 2017, but we do not anticipate any significant increases in rig count to occur until 2018. Although we were successful at improving the efficacy of our sales organization, operating more efficiently, and implementing multiple rounds of cost cuts in 2015, the industry has declined further during the first three months of 2016. We are working with multiple advisors on additional cost cutting initiatives and we hope to have most of those initiatives in place during the next three to six months. Even after these new initiatives are implemented, we believe we will continue to face significant challenges over the next twelve to eighteen months due to depressed and uncertain market conditions. The downturn in the industry has resulted in a significant negative impact on our operations, financial results and ability to access capital and we anticipate our results will continue to be negatively impacted in 2016.

Results for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table summarizes the change in our results of operations for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Revenues	$4,288	$8,996
Expenses:
Operating Expenses	3,143	6,457
Depreciation and Amortization	1,613	1,653
Selling, General and Administrative Expenses	1,780	2,432

Total Expenses	6,536	10,542

Operating Loss	(2,248)	(1,546)

Interest Expense, Net	588	491

Loss Before Income Taxes	(2,836)	(2,037)

Income Tax Benefit	(960)	(598)

Net Loss	(1,876)	(1,439)

Preferred Stock Dividends	178	175
Accretion of Preferred Stock, Net	(29)	(33)

Net Loss Attributable to Common Stockholders	$(2,025)	$(1,581)

Our revenues for the three months ended March 31, 2016 were $4.3 million, a decrease of $4.7 million, or 52%, from revenues for the three months ended March 31, 2015 of $9.0 million. Our activity is directly tied to drilling activity and the average U.S. land drilling rig count for three months ended March 31, 2016 dropped by approximately 60% from the count for the same period of time in the previous year. This decrease in rig count and the associated drilling activity resulted in intense competition in the oilfield services sector, which, in turn, required us to reduce pricing significantly in order to retain existing customers and attract new customers. Our solids control product line has suffered the most in this downturn with its activity decreasing approximately 30 to 35% for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. Over that same time frame, we realized pricing declines in our solids control product line of 35 to 40% on rental products and 25 to 30% on personnel charges. Our surface rentals product line was also hit hard, experiencing pricing declines of approximately 25 to 30% and activity declines of 5 to 10% for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

Our operating expenses for the three months ended March 31, 2016 decreased 51% to $3.1 million compared to $6.5 million for the three months ended March 31, 2015. We decreased the direct and indirect labor headcount, particularly non-revenue generating employees, and we reduced direct and indirect wage rates between the two periods. In addition, third party expenses, such as sub-rental equipment and transportation services, decreased significantly as our owned inventory of equipment was sufficient to meet the demand for our services. Operating expenses increased slightly as a percentage of revenue to 73.3% for the three months ended March 31, 2016 from 71.8% for the three months ended March 31, 2015. The negative impact of significant pricing decreases, which result in every dollar of cost increasing as a percentage of revenue, was significantly mitigated by multiple cost cutting initiatives across every aspect of our business. We continue to implement cost reduction initiatives, including demanding cost concessions from our vendors, in order to further reduce operating expenses as a percentage of revenue.

Depreciation and amortization expense for the three months ended March 31, 2016 was flat compared to the three months ended March 31, 2015.

Selling, general and administrative expenses decreased to $1.8 million for the three months ended March 31, 2016 compared to $2.4 million for the three months ended March 31, 2015. Selling, general and administrative expenses include expenses that were either non-recurring or non-cash expenses with an aggregate value of $0.4 million for the three months ended March 31, 2016 while the three months ended March 31, 2015 included $0.3 million of income from expenses that were either non-recurring or non-cash. For the three months ended March 31, 2016, the non-recurring expenses were primarily related to professional fees for activities outside our ordinary course of business and non-cash expenses were primarily from the loss on the sale of assets. For the three months ended March 31, 2015, the non-recurring expenses were primarily related to professional fees for activities outside our ordinary course of business and the non-cash income was primarily related to the decrease in the fair value of our contingent payments liability. Excluding the impact of expenses that are either non-recurring or non-cash, selling, general and administrative expenses decreased by $1.3 million for three months ended March 31, 2016 compared to the same period in 2015. Cost cutting initiatives in response to the downturn in the industry, included headcount and wage rate decreases, the elimination of executive management bonuses, reductions in executive management salaries and significant reductions in travel, entertainment and office expense.

Interest expense increased to approximately $0.6 million for the three months ended March 31, 2016 from approximately $0.5 million for the three months ended March 31, 2015. The $0.1 million increase in interest expense is primarily due to the debt modification in September 2015, which resulted in the accrual of a quarterly ticking fee.

For the three months ended March 31, 2016, we recorded an income tax benefit of $1.0 million compared to income tax benefit of approximately $0.6 million for the three months ended March 31, 2015. The income tax benefit recorded was primarily the result of our pre-tax net loss of $2.8 million incurred for the three months ended March 31, 2016 compared to pre-tax net loss of $2.0 million for the three months ended March 31, 2015.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Components of EBITDA:

Net Loss	$(1,876)	$(1,439)

Non-GAAP Adjustments:
Depreciation and Amortization	1,613	1,653
Interest Expense, Net	588	491
Income Tax Benefit	(960)	(598)

EBITDA	(635)	107

Adjustments to EBITDA:
Bad Debt Expense	21	15
Fair Value Adjustments to Contingent Payment Liability	21	(340)
Loss on Disposal	300	5
Non-Recurring Expenses	63	78

Adjusted EBITDA	$(230)	$(135)

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flows from operating activities, borrowings under our credit facility, equipment financings and the issuance of equity securities. We anticipate that continued volatility in oil and gas prices during 2016 will negatively impact our overall financial results and our ability to generate cash from operations. Effective March 31, 2016, we no longer have access to borrow under our credit facility and we believe that continued low oil and natural gas prices will likely adversely affect our ability to incur additional indebtedness and/or access the capital markets in 2016 and beyond. Should our projected cash flow from operations not be sufficient, we may reduce capital expenditures and future investments; however, there is no guarantee that we will be able to service our debt and our working capital needs and we may need to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

Our uses of capital are expenditures that arise primarily from our need to service our debt, to fund our working capital requirements, and to maintain and expand our rental fleet and service offerings. At March 31, 2016, we had $0.8 million of cash of which $75,000 secures our credit cards and $0.2 million requires the lender's approval for us to access. Our credit facility has no principal payments due until March 31, 2017 and our subordinated note is not due until June 30, 2017. At March 31, 2016, we owed principal of $20.1 million under our credit facility and $1.5 million of principal on the subordinated note. Our debt service requirements for interest and equipment financing approximates $0.4 million per quarter.

Due to the negative impact of the significant downturn in the oilfield services industry on our operating results throughout 2015 and into 2016, we were not in compliance with certain financial covenants set forth in our credit agreement at March 31, 2016 and at December 31, 2015. Therefore, on March 31, 2016 we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement. We amended the forbearance agreement on May 13, 2016 in order to waive our compliance with an additional financial covenant, the fixed charge coverage ratio, for the period ended March 31, 2016.

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

The net cash provided by or used in our operating, investing and financing activities during the three months ended March 31, 2016 and 2015 is summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015

Cash Provided By/(Used In):
Operating Activities	$195	$610
Investing Activities	(10)	(577)
Financing Activities	(170)	(1,351)

Increase/(Decrease) in Cash and Cash Equivalents	$15	$(1,318)

Operating Activities

For the three months ended March 31, 2016, we generated $0.2 million of cash from operating activities. Our net loss for the period was $1.9 million. Non-cash additions to net income totaled $1.1 million consisting primarily of an aggregate of $1.7 million in depreciation, amortization of intangibles and amortization of deferred loan costs, an aggregate of $0.3 million related to a loss on disposal of assets, offset by a $1.0 million deferred tax benefit. During the three months ended March 31, 2016, changes in working capital generated $1.0 million in cash. Cash was provided by a decrease in accounts receivable and unbilled receivables of $1.2 million offset by a decrease in payables and accrued expenses of $0.3 million. The changes in working capital were primarily driven by the decreases in activity during the three months ended March 31, 2016.

For the three months ended March 31, 2015, we generated $0.6 million of cash from operating activities. Our net loss for the period was $1.4 million. Non-cash additions to net income totaled $0.9 million consisting primarily of an aggregate of $1.8 million in depreciation, amortization of intangibles and amortization of deferred loan costs partially offset by a $0.3 million fair value adjustment to a contingent payment liability and a $0.6 million deferred tax benefit. During the three months ended March 31, 2015, changes in working capital generated $1.2 million in cash. Cash was provided by an aggregate net decrease of $4.6 million in accounts receivable, unbilled receivables, and inventory offset by an aggregate decrease in accounts payable and accrued expenses of $2.4 million and an increase in prepaid expenses and other of $1.1 million.

Investing Activities

During the three months ended March 31, 2016, we used approximately $10,000 in cash which consisted of proceeds of $0.5 million from the disposal of underutilized assets offset by investment in machinery and equipment of $0.2 million and a $0.3 million increase in restricted cash created from the proceeds of the asset sales.

During the three months ended March 31, 2015, we used $0.6 million in investing activities to purchase or fabricate capital assets.

Financing Activities

During the three months ended March 31, 2016, we used $0.2 million in cash for financing activities. Cash was used primarily to repay debt due under equipment financing and capital leases.

During the three months ended March 31, 2015, financing activities used $1.4 million of cash. Principal payments of $1.9 million were partially offset by an equity raise of $0.5 million.

On October 13, 2015, we entered into Amendment No. 2 to our existing credit facility ("Amendment") which had an effective date of September 30, 2015. Among other things, the Amendment defers all previously scheduled principal payments on outstanding borrowings under the facility until March 31, 2017 and modified financial covenants to facilitate our compliance with such covenants during the downturn in the oilfield services industry.

At March 31, 2016 and at December 31, 2015, we were not in compliance with certain financial covenants set forth in our credit agreement. Therefore, on March 31, 2016 we completed the execution and delivery of a forbearance agreement and amendment to the credit agreement.

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

We finance the purchase of certain vehicles and equipment using long-term equipment loans and using non-cancelable capital leases. Some of the leases have end of term lease provisions structured as a Terminal Rental Adjustment Clause. At the expiration of the lease terms, the equipment will be sold to either us or a third party. The proceeds of the sale shall be retained by the lender until they have recovered 20% of the original equipment cost plus all costs and expenses and unpaid amounts owed by us ("Lessor's Balance"). If the net proceeds are less than the Lessor's Balance, we will be responsible for the shortfall as a terminal rent adjustment. If the net proceeds exceed the Lessor's Balance, we shall receive such excess as an adjustment to rent. Repayment occurs over the term of the loan or lease, typically three to five years, in equal monthly installments which include principal and interest. At March 31, 2016 we had $2.2 million outstanding under equipment loans and capital leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required by smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q are effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended March 31, 2016 that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

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

ALY ENERGY SERVICES, INC.

Date: May 16, 2016	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

