Form 10-Q
period 2017-03-31
Aly Energy Services, Inc.
filed 2017-09-05
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended March 31, 2017

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

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$307	$681
Restricted cash	30	30
Receivables, net	2,380	1,448
Prepaid expenses and other current assets	248	496
Total current assets	2,965	2,655

Property and equipment, net	27,540	28,226
Intangible assets, net	4,719	4,931
Other assets	11	14

Total assets	$35,235	$35,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,750	$2,075
Accrued interest and other - Pelican	21	1,277
Current portion of long-term debt	9	1,593
Current portion of long-term debt - Pelican	-	18,880
Current portion of contingent payment liability	-	810
Total current liabilities	1,780	24,635

Long-term debt, net	-	10
Long-term debt, net - Pelican	5,777	1,315
Other long-term liabilities	702	708
Total liabilities	8,259	26,668

Commitments and contingencies

Aly Operating redeemable preferred stock	-	4,924
Aly Centrifuge redeemable preferred stock	-	10,080
	-	15,004

Stockholders' equity (deficit)
Series A convertible preferred stock of $0.001 par value (liquidation preference of $16,092)	6,435	-
Authorized - 20,000; 16,092 issued and outstanding as of March 31, 2017
Authorized, issued and outstanding - none as of December 31, 2016
Preferred stock of $0.001 par value	-	-
Authorized - 9,980,000; none issued and outstanding as of March 31, 2017
Authorized - 10,000,000; none issued and outstanding as of December 31, 2016
Common stock of $0.001 par value	14	7
Authorized - 25,000,000; Issued - 13,819,020; Outstanding - 13,818,795 as of March 31, 2017
Authorized - 25,000,000; Issued - 6,707,039; Outstanding - 6,706,814 as of December 31, 2016
Additional paid-in-capital	53,129	28,307
Accumulated deficit	(32,600)	(34,158)
Treasury stock, 225 shares at cost	(2)	(2)
Total stockholders' equity (deficit)	26,976	(5,846)

Total liabilities and stockholders' equity (deficit)	$35,235	$35,826

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)

Revenue	$2,852	$4,108

Expenses:
Operating expenses	1,940	3,041
Depreciation and amortization	927	1,441
Selling, general and administrative expenses	541	1,386
Loss on sale of assets	40	300

Total expenses	3,448	6,168

Loss from continuing operations	(596)	(2,060)

Other expense (income):
Interest expense, net	13	588
Interest expense - Pelican	211	-
Gain on extinguishment of debt and other liabilities	(2,387)	-

Total other expense (income)	(2,163)	588

Income (loss) from continuing operations before income taxes	1,567	(2,648)

Income tax expense (benefit)	9	(897)

Net income (loss) from continuing operations	1,558	(1,751)

Loss from discontinued operations, net of income taxes	-	125

Net income (loss)	1,558	(1,876)

Preferred stock dividends	63	178
Accretion of preferred stock, net	-	(29)

Net income (loss) available to common stockholders	$1,495	$(2,025)

Basic earnings per share information:
Net income (loss) from continuing operations available to common stockholders	$0.13	$(0.28)
Loss from discontinued operations, net of income taxes	-	(0.02)

Net income (loss) available to common stockholders	$0.13	$(0.30)

Weighted-average shares - basic	11,369,113	6,706,814

Diluted earnings per share information:
Net income (loss) from continuing operations available to common stockholders	$0.03	$(0.28)
Loss from discontinued operations, net of income taxes	-	(0.02)

Net income (loss) available to common stockholders	$0.03	$(0.30)

Weighted-average shares - diluted	46,744,176	6,706,814

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in thousands, except share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance as of January 1, 2017	-	$-	6,707,039	$7	$28,307	$(34,158)	$(2)	$(5,846)

Preferred stock dividends	-	-	-	-	(63)	-	-	(63)
Issuance of common shares in exchange for the extinguishment of debt and other liabilities (note 3)	-	-	1,657,494	2	197	-	-	199
Issuance of common shares in exchange for the extinguishment of redeemable preferred stock (note 3)	-	-	5,454,487	5	15,031	-	-	15,036
Issuance of preferred shares in exchange for the extinguishment of debt and other liabilities - Pelican (note 3)	16,092	6,435	-	-	9,657	-	-	16,092
Net income	-	-	-	-	-	1,558	-	1,558

Balance as of March 31, 2017	16,092	$6,435	13,819,020	$14	$53,129	$(32,600)	$(2)	$26,976

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$1,558	$(1,876)
Less: Loss from discontinued operations, net of income taxes	-	125

Net income (loss) from continuing operations	1,558	(1,751)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	927	1,441
Amortization of deferred loan costs	-	97
Loss on sale of assets	40	300
Bad debt expense	15	21
Fair value adjustments to contingent payment liability	-	21
Gain on extinguishment of debt and other liabilities	(2,387)	-
Deferred taxes	-	(907)
Changes in operating assets and liabilities:
Receivables	(947)	1,079
Prepaid expenses and other assets	220	45
Accounts payable and accrued expenses	(49)	(165)
Accrued interest and other - Pelican	191	-
Other liabilities	(6)	-

Net cash provided by (used in) continuing operations	(438)	181
Net cash provided by discontinued operations	-	14

Net cash provided by (used in) operating activities	(438)	195

Cash flows from investing activities:
Purchases of property and equipment	(198)	(230)
Proceeds from disposal of property and equipment	15	459

Net cash provided by (used in) continuing operations	(183)	229
Net cash provided by discontinued operations	-	37

Net cash provided by (used in) investing activities	(183)	266

Cash flows from financing activities:
Borrowings on long-term debt - Pelican	250	-
Repayment of long-term debt	(3)	(168)

Net cash provided by (used in) continuing operations	247	(168)
Net cash used in discontinued operations	-	(2)

Net cash provided by (used in) financing activities	247	(170)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(374)	291
Cash, cash equivalents, and restricted cash, beginning of period	711	497

Cash, cash equivalents, and restricted cash, end of period	337	788

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Aly Energy Services, Inc., together with its subsidiaries (“Aly Energy” or “the Company”), provides oilfield services, including equipment rental and solids control services to exploration and production companies. The Company operates in select oil and natural gas basins of the contiguous United States. Throughout this report, we refer to Aly Energy and subsidiaries as “we”, “our” or “us”. References to financial results and operations of the Company in these notes to the condensed consolidated financial statements are limited to continuing operations unless otherwise specified.

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

Discontinued Operations

In 2014, we acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”), an operator of Measurement-While-Drilling (“MWD”) downhole tools. From July 2014 through October 2016, Evolution provided directional drilling and MWD services to a variety of exploration and production companies. On October 26, 2016, we abandoned these operations as a part of a restructuring transaction. The abandonment of these operations meets the criteria established for recognition as discontinued operations under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Therefore, the financial results of our directional drilling and MWD services are presented as discontinued operations in the Company’s condensed consolidated financial statements. The results of the discontinued operations are included in the line item “Loss from discontinued operations, net of income taxes” on the condensed consolidated statements of operations for all periods presented. Cash flows from discontinued operations appear in the line items “Net cash provided by (used in) discontinued operations” on the condensed consolidated statements of cash flows.

Basis of Presentation

Aly Energy has three wholly-owned subsidiaries, Aly Operating Inc. (“Aly Operating”) of which Austin Chalk is a wholly-owned subsidiary, Aly Centrifuge and Evolution. We operate as one business segment which services customers within the United States.

The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 and the related condensed consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each three-month period presented. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenue and expenses recognized during the reporting period. Areas where critical accounting estimates are made by management include:

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

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

Subsequent Events

We conducted our subsequent events review through the date these condensed consolidated financial statements were filed with the U.S. Securities and Exchange Commission (“SEC”).

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

In order to further support our working capital needs, we identified and sold idle and underutilized assets. During 2016, we realized aggregate proceeds from sales of approximately $0.8 million of which $0.5 million and $0.3 million was used to fund working capital needs and pay down debt, respectively.

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

Effective January 31, 2017, the Recapitalization was completed through the execution and delivery of a Securities Exchange Agreement and a Second Amended and Restated Credit Agreement, and, as a result, the new credit facility, now with Pelican, consisted of a term loan of $5.1 million and a revolving facility of up to $1.0 million as of January 31, 2017. Availability under the revolving credit facility is determined by a borrowing base calculated as 80% of eligible receivables (receivables less than 90 days old). See further discussion in “Note 3 – Recapitalization”.

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

NOTE 3 — RECAPITALIZATION

Summary

To complete the transaction, the Company’s directors and principal stockholders formed and organized Pelican. Pursuant to the Recapitalization, Pelican agreed to acquire the Aly Senior Obligations, provided the Company was successful in effecting the exchange of the Aly Operating redeemable preferred stock, Aly Centrifuge redeemable preferred stock, Aly Centrifuge subordinated debt and liability for a contingent payment into approximately 10% of our common stock on a fully diluted basis.

The Recapitalization consisted of three restructuring events which took place in the period beginning October 26, 2016 and ending on January 31, 2017. The first two restructuring events occurred before January 1, 2017 and any impact is presented in the Company’s historical consolidated financial statements for the year ended December 31, 2016. Below is a description of each event:

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

As a result of the above, we transferred property and equipment with an estimated fair value of $2.6 million, inclusive of $0.4 million of assets associated with discontinued operations, to Tiger and recognized a corresponding reduction in the Aly Senior Obligations of $2.0 million and debt modification fee of $0.6 million. Property and equipment transferred had an aggregate net book value of $18.6 million resulting in our recording an impairment charge of $16.0 million, inclusive of a $0.4 million impairment associated with discontinued operations. As part of this transaction and upon satisfaction of such conditions, Tiger extended the forbearance period to December 9, 2016.

The second restructuring event occurred on December 12, 2016 when Pelican acquired the Aly Senior Obligations from Tiger. As the new holder of the Aly Senior Obligations, Pelican further extended the forbearance period for the obligations to January 31, 2017, provided the Company was successful in completing the third and final restructuring event on or before such date.

Effective January 31, 2017, the final restructuring event occurred and the Recapitalization was completed which resulted in the following:

•	an exchange of certain of the Company’s outstanding obligations (namely, Aly Operating redeemable preferred stock, Aly Centrifuge redeemable preferred stock, Aly Centrifuge subordinated debt and its contingent payment liability) for approximately 10% of our common stock, or 7,111,981 common shares, on a fully diluted basis;
•	an exchange of certain amendments to the Aly Senior Obligations (namely, a $16.1 million principal reduction, removal of restrictive covenants and extended maturity of payment obligations) for shares of our Series A convertible preferred stock which represents approximately 80% of our common stock, or 53,628,842 common shares, on a fully diluted basis (liquidation preference of $16.1 million or $1,000 per share); and
•	the formation of a new credit agreement with Pelican (consisting of a $5.1 million term loan and $1.0 million revolving credit facility) with an extended maturity date of December 31, 2018.

The Recapitalization had a significant impact to our capital structure and to our consolidated financial statements and there was a significant dilutive effect to those shareholders who held common stock immediately before the transaction was completed. The Recapitalization has been accounted for in accordance with ASC 470, including (i) the exchange of debt and equity securities accounted for as a troubled debt restructuring and (ii) the issuance of preferred shares in exchange for the extinguishment of debt and other liabilities and for the issuance of a new credit facility.

Troubled Debt Restructuring

Except for the Pelican exchange, each exchange was accounted for as a troubled debt restructuring (“TDR”) since an equity interest in the Company was issued to fully satisfy each debt. A gain on TDR is recognized for the excess of the carrying amount of the debt over the fair value of each equity interest granted. The impact of the Recapitalization includes a “gain on the extinguishment of debt and other liabilities” from the debtors of Aly Centrifuge subordinated debt and the contingent payment liability and a “gain on the extinguishment of redeemable preferred stock” from the holders of Aly Operating redeemable preferred stock and Aly Centrifuge redeemable preferred stock. The share price of common stock as of January 31, 2017 of $0.12 per share was used as the basis of fair value for each equity interested granted.

The impact of the TDR is as follows:

Extinguishment of Debt and Other Liabilities. The exchange of subordinated debt and contingent payment liability for common stock resulted in a gain of $2.4 million, or $0.36 per share, on the condensed consolidated statement of operations and was recorded as an “Issuance of common stock in exchange for the extinguishment of debt and other liabilities” on the condensed consolidated statement of changes in stockholders’ equity (deficit). The table below summarizes stock issued and the resulting gain for each extinguishment:

Gain on the Extinguishment of Debt and Other Liabilities

Debt and Other Liabilities Extinguished	Common Stock Issued	Gain Included in Other Expense (Income)

Subordinated debt and accrued interest of $1.5 million and $0.3 million, respectively	1,200,000	$1.6 million

Contingent payment liability of $0.8 million	457,494	$0.8 million

Extinguishment of Redeemable Preferred Stock. Represents the exchange of Aly Operating redeemable preferred stock and Aly Centrifuge redeemable preferred stock for common stock resulting in a gain of $14.4 million, or $2.14 per share, and recorded as an “Issuance of common stock in exchange for the extinguishment of redeemable preferred stock” on the condensed consolidated statement of changes in stockholders’ equity (deficit). The table below summarizes stock issued and the resulting gain for each extinguishment:

Gain on the Extinguishment of Redeemable Preferred Stock

Redeemable Preferred Stock and Other Obligations	Common Stock Issued	Gain Included in Additional Paid-in-Capital

Aly Centifuge preferred and accrued dividends of $8.9 million and $1.2 million, respectively	3,039,516	$9.8 million

Aly Operating preferred and accrued dividends of $4.0 million and $0.9 million, respectively	2,414,971	$4.6 million

On January 31, 2017, we issued 7,111,981 shares of our common stock to the former holders of Aly Operating redeemable preferred stock, Aly Centrifuge redeemable preferred stock, Aly Centrifuge subordinated debt, and liability for contingent payment in exchange for the above mentioned extinguishments in connection with our TDR.

Credit Facility Restructuring

Given the nature of the related party relationship between the Company and Pelican, the extinguishment of our Aly Senior Obligations was accounted for as a capital transaction whereby we issued Series A convertible preferred stock in exchange for the extinguishment of our Aly Senior Obligations and the issuance of a new credit facility which resulted in a gain on the extinguishment of debt and other liabilities calculated as the amount above the estimated fair value of the equity interest granted. The share price of common stock as of January 31, 2017 of $0.12 per share was used as the basis of fair value for the equity interested granted.

The impact of the exchange and extinguishment of our Aly Senior Obligations is as follows:

Old Credit Facility. The partial extinguishment and exchange of our Aly Senior Obligations ($16.1 million principal reduction) for shares of our Series A convertible preferred stock resulted in a gain of $9.7 million which is recorded as an “Issuance of preferred shares in exchange for the extinguishment of debt and other liabilities - Pelican” on the condensed consolidated statement of changes in stockholders’ equity (deficit). The components of the Aly Senior Obligations are as follows (in thousands):

Aly Senior Obligations as of January 31, 2017

Debt and Other Liabilities Extinguished	Amount

Credit facility	$17,772
Accrued fees and interest on credit facility	1,414
Capital lease obligations	1,930
Accrued interest on capital lease obligations	26
Line of credit - Pelican	500

Total	$21,642

New Credit Facility. Our new credit agreement with Pelican consists of a $5.1 million term loan and $0.5 million outstanding under a revolving credit facility (which was subsequently amended to $5.0 million and $0.8 million, respectively, as of June 30, 2017 in addition to $0.3 million outstanding under a delayed draw term loan with Pelican) completing the full extinguishment of our old credit facility.

On January 31, 2017, we issued 16,092 shares of our Series A convertible preferred stock to Pelican in exchange for the above mentioned $16.1 million reduction of the Aly Senior Obligations.

Professional Fees - Recapitalization

During 2016, we recorded $0.2 million of expenses for professionals engaged by our former lender, Wells Fargo, whom the Company was required to pay under the terms of our credit facility. On December 12, 2016, these fees were assumed by Pelican and, on January 31, 2017, included within the Aly Senior Obligations refinanced in connection with the Recapitalization. These fees are included in “Accrued interest and other – Pelican” on our consolidated balance sheet as of December 31, 2016.

NOTE 4 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)

Machinery and equipment	$31,690	$31,541
Vehicles, trucks & trailers	4,203	4,523
Office furniture, fixtures and equipment	544	544
Leasehold improvements	203	203
Buildings	212	212
	36,852	37,023

Less: Accumulated depreciation and amortization	(9,322)	(8,807)
	27,530	28,216

Assets not yet placed in service	10	10

Property and equipment, net	$27,540	$28,226

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2017 and 2016 was $0.7 million and $1.1 million, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Non-Compete	Total

As of March 31, 2017:
Cost	$5,323	$2,174	$492	$7,989
Less: Accumulated amortization	(2,033)	(803)	(434)	(3,270)

Net book value	$3,290	$1,371	$58	$4,719

As of December 31, 2016:
Cost	$5,323	$2,174	$492	$7,989
Less: Accumulated amortization	(1,900)	(749)	(409)	(3,058)

Net book value	$3,423	$1,425	$83	$4,931

Total amortization expense for the three months ended March 31, 2017 and 2016 was approximately $0.2 million and $0.4 million, respectively.

NOTE 5 — LONG-TERM DEBT – PELICAN

Line of Credit – Pelican

On October 26, 2016, we entered into an agreement with Tiger and Pelican, in conjunction with the Recapitalization transaction, requiring Pelican to provide a working capital line of credit of $0.5 million. As of December 31, 2016, there was $0.5 million outstanding under the line and no further availability to borrow under the line.

Borrowings under the line accrue interest at a rate of 5% per annum. The line was unsecured and had a maturity date of January 31, 2017.

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

The obligations under the Pelican Credit Facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The Pelican Credit Facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The Pelican Credit Facility does not include any financial covenants. We are in full compliance with the credit facility as of June 30, 2017.

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

Long-term debt – Pelican consists of the following (in thousands):

	March 31, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term

Credit facility
Term loan	$-	$5,027	$13,339	$-
Revolving credit facility	-	750	-	-
Delayed draw term loan	-	-	4,433	-
Line of credit - Pelican	-	-	494	-
Equipment financing and capital leases	-	-	614	1,315

Total	$-	$5,777	$18,880	$1,315

Based on the beneficial impact of the Recapitalization on January 31, 2017, coupled with the Company’s current forecasts, cash-on-hand, cash flow from operations and borrowing capacity under the Pelican Credit Facility, the Company expects to have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months; however, our forecasts are based on many factors outside the Company’s control. See further details at “Note 2 – Recent Developments” and “Note 3 – Recapitalization”.

NOTE 6 — REDEEMABLE PREFERRED STOCK

Two of our subsidiaries had redeemable preferred stock outstanding as of December 31, 2016. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk (“Aly Operating Redeemable Preferred Stock”) and Aly Centrifuge issued redeemable preferred stock in connection with the United Acquisition (“Aly Centrifuge Redeemable Preferred Stock”).

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

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares) for the three months ended March 31, 2017:

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock

January 1, 2017	$4,924	4,000,000	$4,924
Accrued dividends	21	-	21
Exchange for common stock in connection with Recapitalization	(4,945)	(4,000,000)	(4,945)

March 31, 2017	$-	-	$-

The Aly Operating Redeemable Preferred Stock was classified outside of permanent equity in our condensed consolidated balance sheet because the settlement provisions provided the holder the option to require Aly Operating to redeem the Aly Operating Redeemable Preferred Stock at the liquidation price plus any accrued dividends upon a liquidity event, as defined in the agreement, or upon an initial public offering, as defined in the agreement.

On January 31, 2017, the Aly Operating Redeemable Preferred Stock and all accrued dividends were converted into 2,414,971 shares of common stock in connection with the Recapitalization. This conversion was accounted for as a trouble debt restructuring, see further details in “Note 3 – Recapitalization”.

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

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares) for the three months ended March 31, 2017:

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock

January 1, 2017	10,080	8,876	10,080

Accrued dividends	42	-	42
Exchange for common stock in connection with Recapitalization	(10,122)	(8,876)	(10,122)

March 31, 2017	$-	-	$-

The Aly Centrifuge Redeemable Preferred Stock was classified outside of permanent equity in our condensed consolidated balance sheet because the settlement provisions provided the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

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

On January 31, 2017, the Aly Centrifuge Redeemable Preferred Stock and all accrued dividends were converted into 3,039,516 shares of common stock in connection with the Recapitalization; however, the shares were not converted according to the terms of the Conversion Feature but instead the conversion rate was negotiated independently as a part of the Recapitalization. This conversion was accounted for as a trouble debt restructuring, see further details in “Note 3 – Recapitalization”.

NOTE 7 — CONTROLLING SHAREHOLDER AND RELATED PARTY TRANSACTIONS

From time-to-time, the Company engages in business transactions with its controlling shareholder, Pelican, and other related parties.

Controlling Shareholder – Pelican

On December 12, 2016, Pelican purchased our Aly Senior Obligations from Tiger for $5.1 million as a part of the Recapitalization. Effective January 31, 2017, the Recapitalization was completed and resulted in the following:

•	Pelican’s contribution of approximately $16.1 million of the Aly Senior Obligations into shares of Series A convertible preferred stock that represents approximately 80% of our common stock, or 53,628,842 common shares, on a fully diluted basis. The preferred shares carry a liquidation preference of $1,000 per share or $16.1 million upon issuance.
•	Amendment of the Company’s credit agreement acquired by Pelican into a new credit agreement (consisting of a $5.1 million term loan and $1.0 million revolving credit arrangement) with an extended maturity date of December 31, 2018.

On January 31, 2017 upon completion of the Recapitalization, Pelican had the power to vote the substantial majority of the Company’s outstanding common stock. Currently six of our board members and all four of our executive officers hold an ownership interest in Pelican.

On May 23, 2017 and in consideration of the increase in the revolving credit facility and the extension of the maturity date of December 31, 2019, the Company agreed to issue Pelican an amendment fee of 1,200 shares of our Series A convertible preferred stock.

See further details at “Note 2 – Recent Developments” and “Note 3 – Recapitalization”.

Other Related Party Transactions

One of our directors, Tim Pirie, appointed March 3, 2015, was one of the sellers of United to us in April 2014. Part of the acquisition price was payable in contingent consideration of which $0.9 million was paid in 2015. Of that amount, approximately $0.1 million was allocable to Mr. Pirie. We did not make any contingent payments during 2016. As of December 31, 2016, we estimated the fair value of future payments to be $0.8 million. On January 31, 2017, in connection with the Recapitalization, the aggregate contingent payment liability was converted into 457,494 shares of the Company’s common stock, of which Mr. Pirie controls all of the voting rights to 326,834 shares. See further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization”.

As part of the acquisition price of United, the sellers also received Aly Centrifuge Redeemable Preferred Stock. On January 31, 2017, the outstanding Aly Centrifuge Redeemable Preferred Stock and accrued dividends were converted into 3,039,516 shares of the Company’s common stock of which Mr. Pirie controls all of the voting rights to 593,815 shares. See further discussion in “Note 2 – Recent Developments”, “Note 3 – Recapitalization” and “Note 6 – Redeemable Preferred Stock (Aly Centrifuge Redeemable Preferred Stock)”.

NOTE 8 — EARNINGS PER SHARE

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

For the three months ended March 31, 2016, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the three months ended March 31, 2017 is shown below (in thousands, except for shares):

For the Three Months Ended March 31,
2017
(unaudited)

Numerator:
Net income from continuing operations	$1,558
Less: Aly Operating Redeemable Preferred Stock dividends	(21)
Less: Aly Operating Redeemable Preferred Stock accretion	-

Numerator for diluted earnings per share - continuing operations	1,537
Less: Loss from discontinued operations, net of income taxes	-

Numerator for diluted earnings per share	1,537

Numerator for diluted earnings per share - continuing operations	1,537
Less: Aly Centrifuge Redeemable Preferred Stock dividends	(42)
Less: Aly Centrifuge Redeemable Preferred Stock amortization	-

Numerator for basic earnings per share - continuing operations	1,495
Less: Loss from discontinued operations, net of income taxes	-

Numerator for basic earnings per share	$1,495

Denominator: (1)
Weighted average shares used in basic earnings per share	11,369,113
Effect of dilutive shares:
Aly Centrifuge Redeemable Preferred Stock (2)	218,378
Series A Convertible Preferred Stock	35,156,686

Weighted average shares used in diluted earnings per share	46,744,176

Basic earnings per share - continuing operations	$0.13

Basic earnings per share - discontinued operations	$-

Diluted earnings per share - continuing operations	$0.03

Diluted earnings per share - discontinued operations	$-

_________________

(1) The exchange of Aly Operating Redeemable Preferred Stock into common shares is not considered within the calculation of the numerator or denominator of diluted earnings per share because, during the month ended January 31, 2017, the Aly Operating Redeemable Preferred Stock was not exchangeable into common shares. In connection with the Recapitalization, the Aly Operating Preferred Stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017. Unvested stock options are not considered within the calculation of the denominator of diluted earnings per share because the vest upon the occurrence of certain events which may or may not occur.

(2) During the month ended January 31, 2017, the Aly Centrifuge Redeemable Preferred Stock was convertible into 634,000 shares. In connection with the Recapitalization, the Aly Centrifuge Preferred Stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017. See further discussion in “Note 3 – Recapitalization” and “Note 6 – Redeemable Preferred Stock (Aly Centrifuge Redeemable Preferred Stock)”.

Securities excluded from the computation of basic and diluted earnings per share are shown below:

For the Three Months Ended March 31,
2017

Unvested stock options (1)	236,932

Exchange of Aly Operating Redeemable Preferred Stock (2)	-

_________________

(1) The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan. As of March 31, 2017, the stock options were unvested.

(2) Prior to January 31, 2017, the Aly Operating Redeemable Preferred Stock was exchangeable only upon the occurrence of certain events, as defined in the Aly Operating Redeemable Preferred Stock Agreement. Upon occurrence of such events, the Aly Operating Redeemable Preferred Stock could have been, at the holder’s option, converted into common shares. The conversion ratio, determined by a calculation defined in the agreement of which the components included trailing twelve-month financial performance and magnitude of investment in new equipment, remained undeterminable until an event would cause the Aly Operating Redeemable Preferred Stock to become exchangeable. In connection with the Recapitalization, the Aly Operating Redeemable Preferred Stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017.

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$302
Cash paid for interest - discontinued operations	-	1
Cash paid for income taxes, net	-	5

Non-cash investing and financing activities:
Accretion of preferred stock liquidation preference, net	$-	$29
Paid-in-kind dividends on preferred stock	63	178
Returned equipment to lessor in exchange for release from capital lease obligation	91	-
Principal payments financed through disposition of assets	23	-
Extinguishment of debt and other liabilities in exchange for common stock in connection with Recapitalization	2,586	-
Extinguishment of redeemable preferred stock in exchange for common stock in connection with Recapitalization	15,036	-
Extinguishment of debt and other liabilities - Pelican in exchange for Series A convertible preferred stock	16,092	-

NOTE 10 — NEW ACCOUNTING STANDARDS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our business and results of operations together with our present financial condition. Unless otherwise noted, all discussion and analysis relates to continuing operations. This section should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in “Item 1. Condensed Consolidated Financial Statements” in this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Current Report on Form 10-Q (this “Report”) contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

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

To date, we have acquired three businesses:

•	Austin Chalk Petroleum Services Corp. (“Austin Chalk”) - In October 2012, we acquired Austin Chalk a provider of high performance, explosion-resistant rental equipment used primarily in land-based horizontal drilling. Austin Chalk currently offers a robust inventory of surface rental equipment as well as roustabout services, including the rig-up and rig-down of equipment and the hauling of equipment to and from the customer’s location;
•	United Centrifuge LLC and the leased fixed assets associated with that business (collectively “United”) - United, acquired in April 2014, operates within the solids control sector of the oilfield services industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day. United owns centrifuges which are differentiated from the competition due to the ability to remove the rotating assembly from a centrifuge within 45 minutes while on the rig site thereby minimizing customer down time; and
•	Evolution Guidance Systems Inc. (“Evolution”) - In July 2014, we acquired Evolution which specialized as an operator of Measurement-While-Drilling (“MWD”) downhole tools. Effective October 26, 2016, we abandoned these operations as a part of a restructuring event (see further details in Capital Restructuring below).

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

The favorable impact of the recent increase in the U.S. land-based rig count on demand for our services has been magnified by an increase in the proportion of rigs drilling directional and horizontal wells. As illustrated in the graph below, the proportion of rigs drilling directional and horizontal wells as a percentage of total U.S. land-based rigs has increased from approximately 80% in the first quarter of 2014 to 92% in the second quarter of 2017. Rigs drilling directional and horizontal wells typically utilize oil-based or other sophisticated mud systems which creates demand for the Company’s specialized mud circulating tanks, pumps, containment systems, solids control and associated equipment.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)

Components of EBITDA:

Net income (loss)	$1,558	$(1,876)
Less: Loss from discontinued operations, net of income taxes	-	125

Net income (loss) from continuing operations	1,558	(1,751)

Non-GAAP adjustments:

Depreciation and amortization	927	1,441
Interest expense, net	13	588
Interest expense - Pelican	211	-
Income tax expense (benefit)	9	(897)

EBITDA	2,718	(619)

Adjustments to EBITDA:

Bad debt expense	15	21
Fair value adjustments to contingent payment liability	-	21
Gain on extinguishment of debt and other liabilities	(2,387)	-
Reduction in value of assets	40	300
Expenses in connection with lender negotiations and Recapitalization	6	10
Settlements and other losses	21	53

Adjusted EBITDA	$413	$(214)

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

In order to further support our working capital needs, we identified and sold idle and underutilized assets. During 2016, we realized aggregate proceeds from sales of approximately $0.8 million of which $0.5 million and $0.3 million was used to fund working capital needs and pay down debt, respectively.

We believe that the completion of the Recapitalization in January 2017, significant increases in demand for our services, particularly in Texas, and an efficient cost structure as a result of the cost-cutting initiatives described above, will generate significant improvements in financial results during the second half of 2017 if the U.S. land-based rig count and price of oil remain stable or increase.

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

The obligations under the credit facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit agreement contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The credit facility does not include any financial covenants. We are in full compliance with the credit facility as of June 30, 2017.

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

For a discussion of the accounting treatment for the Recapitalization, see “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements included elsewhere in this document.

Results of Operations

The following table summarizes the change in our results of operations for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 (in thousands):

	For the Three Months Ended March 31,				Variance
	2017	% of Revenue	2016	% of Revenue	$	%
	(unaudited)		(unaudited)

Revenue	$2,852	100.00%	$4,108	100.00%	$(1,257)	-30.59%

Expenses:
Operating expenses	1,940	68.03%	3,041	74.02%	(1,101)	-36.21%
Depreciation and amortization	927	32.49%	1,441	35.08%	(515)	-35.70%
Selling, general and administrative expenses	541	18.98%	1,386	33.74%	(845)	-60.96%
Loss on sale of assets	40	1.39%	300	7.31%	(261)	-86.76%

Total expenses	3,448	120.91%	6,168	150.14%	(2,720)	-44.10%

Loss from continuing operations	(596)	NM	(2,060)	NM	1,464	NM

Other expense (income):
Interest expense, net	13	0.46%	588	14.31%	(575)	-97.79%
Interest expense - Pelican	211	7.41%	-	0.00%	211	NM
Gain on extinguishment of debt and other liabilities	(2,387)	NM	-	0.00%	(2,387)	NM

Total other expense (income)	(2,163)	-75.85%	588	14.31%	(2,751)	NM

Income (loss) from continuing operations before income taxes	1,567	54.95%	(2,648)	NM	4,215	NM

Income tax expense (benefit)	9	0.31%	(897)	NM	906	NM

Net income (loss) from continuing operations	1,558	54.63%	(1,751)	NM	3,309	NM

Loss from discontinued operations, net of income taxes	-	0.00%	125	3.04%	(125)	NM

Net income (loss)	$1,558	54.63%	$(1,876)	NM	$3,434	NM

Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Overview. Our results of operations depend on the demand for our services and our ability to provide high quality equipment and service to satisfy that demand while maintaining an efficient cost structure. During the three months ended March 31, 2017, the average U.S. land-based rig count was approximately 642 compared to 473 for the three months ended March 31, 2016. The increase in rig count was heavily concentrated in Texas, particularly in the Permian Basin, and our operations in Texas expanded significantly year-over-year. The increase in demand for our services in Texas was offset by the decrease in revenue from the northeast region where we ceased operations during the fourth quarter of 2016. During the first quarter of 2017, the financial results reflect the benefit of minimal variable and fixed costs in the northeast and increased efficiencies year-over-year due to extensive cost cuts during 2016.

Revenue. Our revenue for the three months ended March 31, 2017 was $2.9 million, a decrease of 30.6%, compared to $4.1 million for the three months ended March 31, 2016. The primary driver of the decrease was the elimination of revenue generated from the northeast region due to our decision to cease operations in that area in the fourth quarter of 2016. This decline was partially offset by an increase in utilization of our equipment and services in Texas, primarily in the Permian Basin, due to increased demand. Despite increases in demand, competition remained intense and we were unable to increase our pricing and, in some cases, we were required to continue to reduce pricing in order to retain existing customers and attract new customers. Pricing for our primary rental products decreased approximately 15-20% when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.

Operating Expenses. Our operating expenses for the three months ended March 31, 2017 decreased to $1.9 million, or 68.0% of revenue, from $3.0 million, or 74.0% of revenue, for the three months ended March 31, 2016. The decrease of $1.1 million from the three months ended March 31, 2016 is primarily due to the decline in variable and fixed costs associated with our decision to cease operations in the northeast in the fourth quarter of 2016. Although we experienced an increase in payroll and payroll-related costs associated with the increased activity in Texas during the three months ended March 31, 2017, we benefitted from our cost cutting initiatives in 2016 and these expenses declined as a percentage of revenue when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 (see further discussion of cost cuts in “Operational Restructuring” section above).

Depreciation and Amortization. Depreciation and amortization expense decreased 35.7% to $0.9 million for the three months ended March 31, 2017 compared to $1.4 million for the three months ended March 31, 2016. The decrease is due primarily to the disposition of assets to Tiger in connection with the Recapitalization (see further discussion in “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $0.5 million, or 19.0% of revenue, for the three months ended March 31, 2017 compared to $1.4 million, or 33.7% of revenue, for the three months ended March 31, 2016. Selling, general and administrative expenses consist primarily of overhead costs which we generally consider to be fixed. The quarter-over-quarter decline of $0.9 million, or 61.0%, reflects the severe cost cutting initiatives started in 2015 which continued throughout 2016. These initiatives, implemented in response to the massive downturn in the industry, included headcount and wage rate decreases, the reduction of executive management salaries and elimination of bonuses, and significant reductions in travel, entertainment and office expense. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of approximately $42,000 and $0.1 million during the three months ended March 31, 2017 and 2016, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Interest Expense, net. Interest expense was reduced to approximately $13,000 for the three months ended March 31, 2017 compared to $0.6 million for the three months ended March 31, 2016. The $0.6 million decrease is due primarily to the impact of the Recapitalization.

Interest Expense – Pelican. During the three months ended March 31, 2017, we recorded $0.2 million of interest expense due to Pelican, a related party, in connection with the Recapitalization.

Gain on Extinguishment of Debt and Other Liabilities. During the three months ended March 31, 2017, we recorded a gain on extinguishment of debt and other liabilities of $2.4 million due to our troubled debt restructuring in connection with the Recapitalization (see further discussion in “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Income Taxes. Our effective income tax rate for the three months ended March 31, 2017 was 0.6% compared to a 33.8% effective income tax rate for the same period in 2016. The difference in the effective tax rate from the statutory rate is primarily due to our recognition of a book gain on the cancellation of debt in the first quarter of 2017, offset by our continued full valuation allowance on net deferred tax assets.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Losses from discontinued operations, net of income taxes, were $0.1 million during the three months ended March 31, 2016. The operations were completely abandoned by December 31, 2016 and there were no discontinued results during 2017.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Operating activities used $0.4 million in cash during the three months ended March 31, 2017 compared to providing $0.2 million of cash during the three months ended March 31, 2016 due to improved operating results after adjusting net income for non-cash items offset by changes in working capital. An increase in revenue of approximately 32.4% when comparing the three months ended March 31, 2017 to the three months ended December 31, 2016 resulted in working capital needs of $0.6 million in contrast to a decrease in revenue of approximately 28.8% during the three months ended March 31, 2016 when compared to the three months ended December 31, 2015 which resulted in working capital changes providing $1.0 million in cash.

Liquidity. As a result of the industry downturn, many customers have experienced a significant reduction in their liquidity and have faced challenges accessing the capital markets. Several energy service and equipment companies have declared bankruptcy, or have had to exchange equity for the forgiveness of debt, while others have been forced to sell assets in an effort to preserve liquidity. We faced similar challenges requiring us to undergo a capital restructuring. For a discussion of the Recapitalization and its restructuring of our credit facility, see “Note 2 – Recent Developments” in the notes to our condensed consolidated financial statements included elsewhere in this document.

While as of March 31, 2017, our liquidity was increased by the Recapitalization, we have continued to use our sources of liquidity to fund working capital needs resulting from the increase in activity and, to a lesser extent, to purchase equipment needed to service existing contracts. The table below reflects our liquidity as of June 30, 2017 (in thousands):

As of June 30, 2017

Cash and cash equivalents	$573
Revolving facility availability (1), (3)	250
Delayed draw term loan availability (2), (3)	975

Total liquidity	$1,798

_________________

(1) Based on eligible receivables as of June 30, 2017.

(2) Available to finance 90% of purchase price for capital expenditure, including 90% of existing purchase commitments of $346k for eight diesel mud pumps.

(3) With Permian Pelican LLC, our controlling shareholder.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Since 2015, our capital expenditures have been limited to maintenance capital expenditures, purchases of equipment requested by existing customers for ongoing jobs, and the acquisition of assets to replace equipment which we sub-rent to meet customer demand when our owned equipment is fully utilized. Although we do not budget acquisitions in the normal course of business, we regularly engage in discussions related to potential acquisitions of companies which provide oilfield services.

Credit Facility. As of June 30, 2017, we have availability to borrow an incremental $1.2 million under our credit facility with Pelican and, effective January 31, 2017 through the maturity date of December 31, 2019, principal payments on our credit facility are based solely on excess free cash flows, significantly reducing our overall debt service requirements. For a discussion of the Recapitalization and the restructuring of our credit facility, see “Note 2 – Recent Developments” in the notes to our condensed consolidated financial statements included elsewhere in this document.

We have experienced significant growth during the beginning of 2017 and we believe that our cash flow from operations combined with access to capital through our lender and controlling shareholder, Pelican, will be sufficient to fund our working capital needs, contractual obligations and maintenance capital expenditures for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

1)	Lack of an independent audit committee or audit committee financial expert. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;
2)	Insufficient written policies and procedures, and personnel, for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, specifically to address technical accounting around complex transactions;
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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

PART II – OTHER INFORMATION

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

_________________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

