Form 10-Q
period 2016-06-30
Aly Energy Services, Inc.
filed 2017-10-27
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended June 30, 2016

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

At September 30, 2017, the registrant had 13,818,795 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1b. Unaudited Pro Forma Consolidated Balance Sheet

Index	Page

Unaudited Pro Forma Consolidated Balance Sheet as of December 31, 2016	24

Notes to Unaudited Pro Forma Consolidated Balance Sheet	26

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$493	$514
Restricted cash	30	-
Receivables, net	2,118	4,409
Prepaid expenses and other current assets	421	957
Assets associated with discontinued operations	1,632	3,428
Total current assets	4,694	9,308

Property and equipment, net	49,216	51,789
Intangible assets, net	6,110	7,409
Other assets	12	21
Total assets	$60,032	$68,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,065	$3,331
Current portion of long-term debt	22,039	20,353
Current portion of contingent payment liability	976	652
Liabilities associated with discontinued operations	803	1,211
Total current liabilities	26,883	25,547

Long-term debt, net	1,365	3,185
Contingent payment liability, net	-	530
Deferred tax liabilities	5,391	7,941
Other long-term liabilities	31	31
Total liabilities	33,670	37,234

Commitments and contingencies

Aly Operating redeemable preferred stock	4,784	4,647
Aly Centrifuge redeemable preferred stock	9,915	9,755
	14,699	14,402
Stockholders' equity
Preferred stock of $0.001 par value	-	-
Authorized - 10,000,000, none issued and outstanding as of June 30, 2016
Authorized - 25,000,000, none issued and outstanding as of December 31, 2015
Common stock of $0.001 par value	7	7
Authorized - 25,000,000; issued - 6,707,039; outstanding - 6,706,814 as of June 30, 2016
Authorized - 100,000,000; issued - 6,707,039; outstanding - 6,706,814 as of December 31, 2015
Additional paid-in-capital	28,612	28,909
Accumulated deficit	(16,954)	(12,023)
Treasury stock, 225 shares at cost	(2)	(2)
Total stockholders' equity	11,663	16,891

Total liabilities and stockholders' equity	$60,032	$68,527

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Revenue	$2,669	$6,222	$6,777	$13,284

Expenses:
Operating expenses	2,308	3,882	5,349	8,494
Depreciation and amortization	1,393	1,516	2,834	2,974
Selling, general and administrative expenses	1,300	2,056	2,686	3,976
Reduction in value of assets	543	-	843	-
Total expenses	5,544	7,454	11,712	15,444

Loss from continuing operations	(2,875)	(1,232)	(4,935)	(2,160)

Interest expense, net	560	455	1,148	945
Loss from continuing operations before income taxes	(3,435)	(1,687)	(6,083)	(3,105)

Income tax benefit	(1,636)	(769)	(2,534)	(1,333)
Net loss from continuing operations	(1,799)	(918)	(3,549)	(1,772)

Loss from discontinued operations, net of income taxes	1,257	654	1,382	1,239
Net loss	(3,056)	(1,572)	(4,931)	(3,011)

Preferred stock dividends	181	178	359	353
Accretion of preferred stock, net	(33)	(32)	(62)	(65)
Net loss available to common stockholders	$(3,204)	$(1,718)	$(5,228)	$(3,299)

Basic and diluted earnings per share information:
Net loss from continuing operations available to common stockholders	$(0.29)	$(0.18)	$(0.57)	$(0.36)
Loss from discontinued operations, net of income taxes	(0.19)	(0.12)	(0.21)	(0.22)
Net loss available to common stockholders	$(0.48)	$(0.30)	$(0.78)	$(0.58)

Weighted-average shares - basic and diluted	6,706,814	5,654,580	6,706,814	5,644,678

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2016	2015
	(unaudited)

Cash flows from operating activities:
Net loss	$(4,931)	$(3,011)
Less: Loss from discontinued operations, net of income taxes	1,382	1,239
Net loss from continuing operations	(3,549)	(1,772)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,834	2,974
Amortization of deferred loan costs	173	234
Reduction in value of assets	843	-
Stock-based compensation	-	100
Bad debt expense	34	141
Fair value adjustments to contingent payment liability	(206)	(311)
Deferred taxes	(2,550)	(1,376)
Changes in operating assets and liabilities:
Receivables	2,257	4,525
Prepaid expenses and other assets	545	365
Accounts payable, accrued expenses and other liabilities	(266)	(2,869)
Net cash provided by continuing operations	115	2,011
Net cash provided by (used in) discontinued operations	(18)	1,363
Net cash provided by operating activities	97	3,374

Cash flows from investing activities:
Purchases of property and equipment	(264)	(1,149)
Proceeds from disposal of property and equipment	459	30
Net cash provided by (used in) continuing operations	195	(1,119)
Net cash provided by (used in) discontinued operations	39	(28)
Net cash provided by (used in) investing activities	234	(1,147)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	550
Repayment of long-term debt	(307)	(3,553)
Payment of contingent payment liability	-	(862)
Payment of deferred loan costs	-	(32)
Net cash used in continuing operations	(307)	(3,897)
Net cash used in discontinued operations	(5)	(4)
Net cash used in financing activities	(312)	(3,901)

Net increase (decrease) in cash, cash equivalents, and restricted cash	19	(1,674)
Cash, cash equivalents, and restricted cash, beginning of period	497	2,050
Cash, cash equivalents, and restricted cash, end of period	$516	$376

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Aly Energy Services, Inc., together with its subsidiaries (“Aly Energy” or the “Company”), provides oilfield services, including equipment rental and solids control services to exploration and production companies. The Company operates in select oil and natural gas basins of the contiguous United States. Throughout this report, we refer to Aly Energy and its subsidiaries as “we”, “our” or “us”. References to financial results and operations of the Company in these notes to the condensed consolidated financial statements are limited to continuing operations unless otherwise specified.

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

Discontinued Operations

On July 1, 2014, we acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”), an operator of Measurement-While-Drilling (“MWD”) downhole tools. From July 2014 through October 2016, Evolution provided directional drilling and MWD services to a variety of exploration and production companies. On October 26, 2016, we abandoned these operations as a part of a restructuring transaction. The abandonment of these operations meets the criteria established for recognition as discontinued operations under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Therefore, the financial results of our directional drilling and MWD services are presented as discontinued operations in the Company’s condensed consolidated financial statements. Assets and liabilities related to the discontinued operations are included in the line item “Assets associated with discontinued operations” and “Liabilities associated with discontinued operations”, respectively, on the condensed consolidated balance sheets for all periods presented. The results of the discontinued operations are included in the line item “Loss from discontinued operations, net of income taxes” on the condensed consolidated statements of operations for all periods presented. Cash flows from discontinued operations appear in the line items “Net cash provided by (used in) by discontinued operations” on the condensed consolidated statements of cash flows. See “Note 2 – Recent Developments and Subsequent Events” for more information.

Basis of Presentation

Aly Energy has three wholly-owned subsidiaries, Aly Operating Inc. (“Aly Operating”), of which Austin Chalk is a wholly-owned subsidiary, Aly Centrifuge and Evolution. We operate as one business segment which services customers within the United States.

The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the related condensed consolidated statements of operations and cash flows for each of the periods presented. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2016 are not indicative of results that were realized for the full year ending December 31, 2016. For more detail, please see the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on September 5, 2017.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date, and the amounts of revenue and expenses recognized during the reporting period. Areas where critical accounting estimates are made by management include:

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

During the three and six months ended June 30, 2016 and 2015, the Company incurred losses from continuing operations; therefore, the impact of any incremental shares would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

Subsequent Events

We conducted our subsequent events review through the date these consolidated financial statements were filed with the SEC. (See “Note 2 – Recent Developments and Subsequent Events” and “Note 5 – Long-term Debt”.)

NOTE 2 — RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

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

In order to further support our working capital needs, we identified and sold idle and underutilized assets. During 2016, we realized aggregate proceeds from sales of such assets of approximately $0.8 million of which $0.5 million and $0.3 million was used to fund working capital needs and pay down debt, respectively (see “Note 3 – Reduction in Value of Assets and Other Charges”).

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

Recapitalization Summary

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

As a result of the above, we transferred property and equipment with an estimated fair value of $2.6 million, inclusive of $0.4 million of assets associated with discontinued operations, to Tiger and recognized a corresponding reduction in the Aly Senior Obligations of $2.0 million and debt modification fee of $0.6 million. Property and equipment transferred had an aggregate net book value of $18.6 million resulting in an impairment charge of $16.0 million, inclusive of a $0.4 million impairment associated with discontinued operations. As part of this transaction and upon satisfaction of certain conditions, Tiger extended the forbearance period to December 9, 2016.

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

The impact of the TDR is as follows:

Extinguishment of Debt and Other Liabilities. The exchange of subordinated debt and contingent payment liability for common stock resulted in a gain of $2.4 million, or $0.36 per share, on the condensed consolidated statement of operations for the three months ended March 31, 2017 and was recorded as an “Issuance of common stock in exchange for the extinguishment of debt and other liabilities” on the condensed consolidated statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2017. The table below summarizes stock issued and the resulting gain for each extinguishment:

Gain on the Extinguishment of Debt and Other Liabilities

	Common	Gain Included in
	Stock	Other Expense
Debt and Other Liabilities Extinguished	Issued	(Income)

Subordinated debt and accrued interest of $1.5 million
and $0.3 million, respectively	1,200,000	$1.6 million

Contingent payment liability of $0.8 million	457,494	$0.8 million

Extinguishment of Redeemable Preferred Stock. Represents the exchange of Aly Operating redeemable preferred stock and Aly Centrifuge redeemable preferred stock for common stock resulting in a gain of $14.4 million, or $2.14 per share, and recorded as an “Issuance of common stock in exchange for the extinguishment of redeemable preferred stock” on the condensed consolidated statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2017. The table below summarizes stock issued and the resulting gain for each extinguishment:

Gain on the Extinguishment of Redeemable Preferred Stock

	Common	Gain Included in
	Stock	Additional
Redeemable Preferred Stock and Other Obligations	Issued	Paid-in-Capital

Aly Centifuge preferred and accrued dividends of $8.9
million and $1.2 million, respectively	3,039,516	$9.8 million

Aly Operating preferred and accrued dividends of $4.0
million and $0.9 million, respectively	2,414,971	$4.6 million

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

The impact of the exchange and extinguishment of our Aly Senior Obligations is as follows:

Old Credit Facility. The partial extinguishment and exchange of our Aly Senior Obligations ($16.1 million principal reduction) for shares of our Series A convertible preferred stock resulted in a gain of $9.7 million which is recorded as an “Issuance of preferred shares in exchange for the extinguishment of debt and other liabilities - Pelican” on the condensed consolidated statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2017. The components of the Aly Senior Obligations are as follows (in thousands):

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

Controlling Shareholder – Pelican

As mentioned above, Pelican purchased our Aly Senior Obligations from Tiger for $5.1 million as a part of the Recapitalization. Effective January 31, 2017, the Recapitalization was completed and resulted in the following:

•	Pelican’s contribution of approximately $16.1 million of the Aly Senior Obligations into shares of Series A convertible preferred stock that represents approximately 80% of our common stock, or 53,628,842 common shares, on a fully diluted basis. The preferred shares carried a liquidation preference of $16.1 million upon issuance.
•	Amendment of the Company’s credit agreement acquired by Pelican into a new credit agreement (consisting of a $5.1 million term loan and $1.0 million revolving credit arrangement) with an extended maturity date of December 31, 2018.

On January 31, 2017 upon completion of the Recapitalization, Pelican had the power to vote the substantial majority of the Company’s outstanding common stock. Currently six of our board members and all four of our executive officers hold an ownership interest in Pelican.

On May 23, 2017, in consideration of the increase in the revolving credit facility and the extension of the final maturity date, the Company agreed to issue Pelican an amendment fee of 1,200 shares of our Series A convertible preferred stock.

Other Related Party Transactions

Tim Pirie, who was appointed to our board of directors on March 3, 2015, was one of the sellers of United to us in April 2014. Part of the acquisition price was payable in contingent consideration of which $0.9 million was paid in 2015. Of that amount, approximately $0.1 million was attributable to Mr. Pirie. We did not make any contingent payments during 2016. As of December 31, 2016, we estimated the fair value of future contingent payments to be $0.8 million of which approximately $0.2 million would be attributable to Mr. Pirie. On January 31, 2017, in connection with the Recapitalization, the aggregate contingent payment liability was converted into 457,494 shares of the Company’s common stock of which Mr. Pirie controls all of the voting rights to 326,834 shares.

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

Discontinued Operations

On October 26, 2016, we abandoned the operations of Evolution, our directional drilling and MWD business, as a part of the Recapitalization. The abandonment of these operations meets the criteria established for recognition as discontinued operations under generally accepted accounting principles in U.S. GAAP.

The following table summarizes the components of loss from discontinued operations, net of income taxes included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Revenue	$72	$926	$252	$2,860

Expenses:
Operating expenses	26	895	128	2,740
Depreciation and amortization	172	196	344	391
Selling, general and administrative expenses	65	537	159	1,049
Reduction in value of assets	1,255	-	1,255	-
Total expenses	1,518	1,628	1,886	4,180

Loss from discontinued operations	(1,446)	(702)	(1,634)	(1,320)

Interest expense, net	1	-	1	1
Loss from discontinued operations before income taxes	(1,447)	(702)	(1,635)	(1,321)

Income tax benefit	(190)	(48)	(253)	(82)
Loss from discontinued operations, net of income taxes	$(1,257)	$(654)	$(1,382)	$(1,239)

In connection with the Recapitalization and the abandonment of the Evolution assets, we recorded an[AHH2]  impairment of property and equipment totaling $1.3 million during the three months ended June 30, 2016 included in the line item “Reduction in value of assets” in the above table. The value remaining for property and equipment, intangibles and goodwill associated with these discontinued operations was reduced to zero on October 26, 2016 upon the execution of the transaction with Tiger.

The following summarizes the assets and liabilities associated with discontinued operations as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Current assets	$64	$222
Property and equipment, net	508	1,933
Intangible assets, net	793	1,004
Goodwill	264	264
Other assets	3	5
Total assets	1,632	3,428

Current liabilities	277	436
Deferred tax liabilities	512	754
Other liabilities	14	21
Total liabilities	803	1,211

Net assets	$829	$2,217

By December 31, 2016, the abandonment of these operations and sell-off of the remaining assets was completed with approximately $0.2 million of remaining liabilities assumed by the continuing operations of the Company.

2017 Stock Option Plan

Effective April 4, 2017, the 2017 Stock Option Plan (the “2017 Plan”) was approved by the board of directors. On April 4, we granted approximately 16.9 million common shares under the 2017 Plan which was the maximum amount authorized. The option contract term is 10 years and the exercise price is $0.10. The options vested and became exercisable immediately upon grant. The Company is in the process of determining the value of these options.

NOTE 3 — REDUCTION IN VALUE OF ASSETS AND OTHER CHARGES

During the three months and six months ended June 30, 2016, the Company incurred a reduction in value of assets of $0.5 million and $0.8 million, respectively. The Company did not incur any reduction in value of assets charges during the three and six months ended June 30, 2015.

The components of reduction in value of assets are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Reduction in value of property and equipment - disposals	$-	$-	$300	$-
Reduction in value of intangibles	543	-	543	-
Total reduction in value of assets	$543	$-	$843	$-

Reduction in Value of Property and Equipment – Disposals

During the six months ended June 30, 2016, the Company recorded a loss on the disposal of property and equipment of $0.3 million when the Company sold idle and underutilized equipment and vehicles with a net book value of $0.8 million for cash proceeds of approximately $0.5 million. Due to the depressed market for oilfield services, these assets were sold for proceeds significantly less than the net book value resulting in higher losses than normal. These assets were sold within the basket of permitted asset sales, as defined in our credit facility, and the Company used the proceeds to fund working capital needs created by the significant deterioration in the industry throughout 2015.

Reduction in Value of Intangibles

During the three months ended June 30, 2016, the Company recorded a $0.5 million reduction in an intangible associated with a non-compete which management determined was non-enforceable. As of June 30, 2016, this intangible was recorded with no value on the condensed consolidated balance sheet. As of December 31, 2015, the non-compete was recorded at $0.7 million on the consolidated balance sheet.

Professional Fees – Recapitalization

During the three and six months ended June 30, 2016, in connection with forbearance agreements and other negotiations with its former lender, Wells Fargo, and in connection with the Recapitalization, the Company recorded an aggregate of approximately $10,000 and $0.1 million in charges, primarily for professional fees, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Severance Expense – Operational Restructuring

During the three months ended June 30, 2016 and 2015, the Company recorded $0.5 million and approximately $95,000 in charges relating to severance due to the significant downturn in the industry. In 2016, we ceased making cash severance payments due to our limited liquidity and we do not know when or if we will be able to satisfy the remaining outstanding severance claims. As such, there was an accrued severance liability balance of $0.5 million as of June 30, 2016 which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2015, an accrued severance liability of $0.1 is included in accrued expenses on the consolidated balance sheet.

NOTE 4 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)

Machinery and equipment	$53,798	$53,677
Vehicles, trucks and trailers	4,582	5,699
Office furniture, fixtures and equipment	544	544
Leasehold improvements	213	213
Buildings	212	212
	59,349	60,345

Less: Accumulated depreciation and amortization	(10,149)	(8,758)
	49,200	51,587

Assets not yet placed in service	16	202
Property and equipment, net	$49,216	$51,789

See “Note 3 – Reduction in Value of Assets and Other Charges” for further discussion on asset disposals during the three and six months ended June 30, 2016 and 2015.

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2016 and 2015 was $1.0 million and $1.1 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2016 and 2015 was $2.1 million and $2.2 million, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Non-Compete	Supply Agreements	Total

As of June 30, 2016 (unaudited):
Cost	$5,322	$2,174	$492	$1,686	$9,674
Less: Accumulated amortization	(1,633)	(639)	(361)	(931)	(3,564)
Net book value	$3,689	$1,535	$131	$755	$6,110

As of December 31, 2015:
Cost	$5,322	$2,174	$1,651	$1,686	$10,833
Less: Accumulated amortization	(1,367)	(531)	(806)	(720)	(3,424)
Net book value	$3,955	$1,643	$845	$966	$7,409

Amortization expense in each of the three-month periods ended June 30, 2016 and 2015 was approximately $0.4 million. Amortization expense in each of the six-month periods ended June 30, 2016 and 2015 was approximately $0.8 million.

See further discussion of reduction in value of intangibles during the three and six months ended June 30, 2016 and 2015 in “Note 3 – Reduction in Value of Assets and Other Charges” and “Note 2 –Recent Developments and Subsequent Events” within the Discontinued Operations heading.

NOTE 5 — LONG-TERM DEBT

Credit Facility: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

Our primary credit facility with Wells Fargo consisted of a term loan, a delayed draw term loan, and a revolving credit facility (“Credit Facility”, as amended). Obligations under the Credit Facility were as follows:

•	Term loan – In 2014, our original principal balance on the term loan was $25.0 million; this loan required principal payments each quarter of $1.3 million.
•	Delayed draw term loan – In 2014, our original availability under the delayed draw term loan was $5.0 million; the full availability of the loan was reached in May 2015 and beginning in June 2015 the principal balance of $5.0 million required scheduled principal payments each quarter of $0.3 million.
•	Revolving credit facility – In 2014, our original availability under the revolving credit facility was $5.0 million; however, after subsequent amendments, our availability was reduced to $1.0 million as of December 31, 2015 and then to zero as of December 31, 2016. There were no outstanding borrowings under the revolving credit facility as of June 30, 2016 and December 31, 2015.

Borrowings under the Credit Facility were subject to interest at the annual base rate at the greater of:

(i)	the Wells Fargo’s Prime Rate, plus a margin of 1.75%,
(ii)	the Federal Funds Rate plus 0.5%, plus a margin of 1.75% or
(iii)	the one-month LIBOR rate on such day plus 1.00%, plus a margin of 1.75%.

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

Effective September 30, 2015, we entered into an amendment to the Credit Facility ("Amendment"). In connection with the execution of the Amendment, we used the proceeds of $3.4 million from a private offering to make the regularly scheduled principal payment of $1.5 million due on September 30, 2015 and to make a prepayment of $1.9 million on the term loan.

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

Effective December 12, 2016, the Aly Senior Obligations were acquired by Pelican. See further discussion in “Note 2 – Recent Developments and Subsequent Events”.

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

In connection with the Recapitalization, the Subordinated Note Payable was converted into 1,200,000 common shares of the Company. This conversion was accounted for as a trouble debt restructuring, see further details in “Note 2 – Recent Developments and Subsequent Events”. As of January 31, 2017, there were no further obligations due under the Subordinated Note Payable.

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

Effective October 26, 2016, our equipment financing and capital leases with Wells Fargo Equipment Finance were included in the Aly Senior Obligations which were acquired by Tiger, then subsequently acquired on December 12, 2016 by Pelican. See further discussion in “Note 2 – Recent Developments and Subsequent Events”.

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

Deferred Loan Costs

Costs incurred to obtain financing are capitalized and amortized on a straight-line basis over the term of the loan, which approximates the effective interest method. The amortization of these costs is classified within interest expense on the accompanying condensed consolidated statements of operations and was approximately $0.1 million in each of the three-month periods ended June 30, 2016 and 2015 and approximately $0.2 million in each of the six-month periods ended June 30, 2016 and 2015.

During the fourth quarter of 2016, in connection with various amendments to our credit facility and in connection with the Recapitalization, we incurred an aggregate charge of $0.1 million, classified within interest expense, to write-off all remaining unamortized deferred loan costs. There were no new deferred loan costs recorded in connection with the Recapitalization.

As a result of the adoption of Accounting Standards Update ("ASU") 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on January 1, 2016, the Company reclassified debt issuance costs of $0.2 million and retrospectively reclassified debt issuance costs of $0.4 million as a reduction in the carrying amount of the related Credit Facility as of June 30, 2016 and December 31, 2015, respectively.

Deferred loan costs and accumulated amortization were $1.0 million and $0.8 million, respectively, as of June 30, 2016. Deferred loan costs and accumulated amortization were $1.0 million and $0.6 million, respectively, as of December 31, 2015.

Long-term debt consists of the following (in thousands):

	June 30, 2016		December 31, 2015
	Current	Long-Term	Current	Long-Term
	(Unaudited)
Credit facility
Term loan	$15,573	$-	$15,573	$-
Delayed draw term loan	4,500	-	4,500	-
Subordinated note payable	1,500	-	-	1,500
Equipment financing and capital leases	696	1,365	683	1,685
	22,269	1,365	20,756	3,185
Less: Deferred loan costs, net	(230)	-	(403)	-
Total	$22,039	$1,365	$20,353	$3,185

As of June 30, 2016 and December 31, 2015, we had approximately $2.1 million and $2.4 million outstanding under equipment financing and capital leases, respectively. The gross amount of equipment held under capital leases and accumulated amortization of that same equipment was approximately $3.5 million and $1.0 million, respectively, as of December 31, 2015. There were no additions or disposals of equipment held under capital lease during the six months ended June 30, 2015.

NOTE 6 — REDEEMABLE PREFERRED STOCK

Two of our subsidiaries have redeemable preferred stock outstanding as of June 30, 2016. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk (“Aly Operating Redeemable Preferred Stock”) and Aly Centrifuge issued redeemable preferred stock in connection with the United Acquisition (“Aly Centrifuge Redeemable Preferred Stock”).

On January 31, 2017, in connection with the Recapitalization, the Aly Operating Redeemable Preferred Stock, the Aly Centrifuge Redeemable Preferred Stock and all accrued dividends on such stock were converted into 5,454,488 shares of common stock.

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

The following table describes the changes in Aly Operating Redeemable Preferred Stock for the six months ended June 30, 2016 (in thousands, except for shares):

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock
		(unaudited)
January 1, 2016	$4,647	4,000,000	$4,685
Accrued dividends	118	-	118
Accretion	19	-	-
June 30, 2016	$4,784	4,000,000	$4,803

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

On January 31, 2017, the Aly Operating Redeemable Preferred Stock and all accrued dividends were converted into 2,414,971 shares of common stock in connection with the Recapitalization. This conversion was accounted for as a trouble debt restructuring, see further details in “Note 2 – Recent Developments and Subsequent Events”.

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

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock for the six months ended June 30, 2016 (in thousands, except for shares):

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock
		(unaudited)
January 1, 2016	$9,755	8,876	$9,590
Accrued dividends	241	-	241
Amortization	(81)	-	-
June 30, 2016	$9,915	8,876	$9,831

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

On January 31, 2017, the Aly Centrifuge Redeemable Preferred Stock and all accrued dividends were converted into 3,039,517 shares of common stock in connection with the Recapitalization; however, the shares were not converted according to the terms of the Conversion Feature but instead the conversion rate was negotiated independently as a part of the Recapitalization. This conversion was accounted for as a trouble debt restructuring, see further details in “Note 2 – Recent Developments and Subsequent Events”.

NOTE 7 — STOCK-BASED COMPENSATION

Stock-Based Payments

We issued 15,625 shares of our stock during the three months ended June 30, 2015 as part of compensation to one of our former employees in accordance with his employment agreement. In connection with this issuance, we recognized stock-based compensation expense of $0.1 million for the three and six months ended June 30, 2015.

Stock Options

As of June 30, 2016 and 2015, we had a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors.

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

As of June 30, 2016 and December 31, 2015, options to purchase 330,111 common shares under the Plan were outstanding and there was $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options were granted during the three months ended June 30, 2016 and 2015 or the six months ended June 30, 2016 and 2015. No forfeitures during the three and six months ended June 30, 2016 and 2015.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid for interest	$585	$766
Cash paid for income taxes, net	5	200

Non-cash investing and financing activities:
Purchase of equipment through a capital lease obligation	$-	$1,068
Accretion of preferred stock liquidation preference, net	62	65
Paid-in-kind dividends on preferred stock	359	353
Common shares issued for transaction cost of equity raise	-	618
Liability for transaction cost of equity raise	-	26

NOTE 9 — NEW ACCOUNTING STANDARDS

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

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

The following unaudited pro forma consolidated balance sheet gives effect to the capital restructuring of Aly Energy Services, Inc. (“the Company”), in a transaction accounted for as both a troubled debt restructuring and extinguishment of debt and other liabilities held as of December 31, 2016 (“Recapitalization”). The Company’s capital structure was significantly impacted as a result of the Recapitalization which was completed on January 31, 2017.

The unaudited consolidated pro forma balance sheet presented herein is based on the historical consolidated balance sheet of the Company after giving effect to the Recapitalization and the assumptions and adjustments described in the accompanying notes to this unaudited pro forma financial statement.

The unaudited consolidated pro forma balance sheet was prepared in accordance with the regulations of the Securities Exchange Commission. The pro forma adjustments reflecting the Recapitalization are based upon troubled debt restructuring (“TDR”) and debt extinguishment accounting in accordance with GAAP and upon the assumptions set forth in the accompanying notes to this unaudited pro forma financial statement.

The historical consolidated balance sheet has been adjusted to give pro forma effect to events that are (i) directly attributable to the Recapitalization and (ii) factually supportable. The pro forma adjustments are based on management's estimates of the fair value of equity exchanged and have been prepared to illustrate the estimated effect of the Recapitalization and certain other adjustments.

The Company’s balance sheet as of December 31, 2016 was derived from its audited financial statements included in the Company’s 10-K, as filed with the Securities and Exchange Commission on September 5, 2017.

The unaudited consolidated pro forma balance sheet does not give effect to the potential impact of current financial conditions, regulatory matters, operating efficiencies or other savings or expenses that may be associated with the Recapitalization. The unaudited consolidated pro forma balance sheet has been prepared for illustrative purposes only and is not necessarily indicative of the financial position in future periods or the financial position that would have been realized had the Company completed the Recapitalization during the specified period. The unaudited pro forma consolidated balance sheet, including the notes thereto, should be read in conjunction with the Company’s historical audited financial statements included in the Company’s 10-K, as filed with the Securities and Exchange Commission on September 5, 2017, and its historical consolidated condensed financial statements included in the Company’s 10Q for the three months ended March 31, 2017, as filed with the Securities and Exchange Commission on September 5, 2017.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2016

(in thousands, except share and per share data)

		RecapitalizationAdjustments
				Credit
	As of	TDR		Facility
	December 31,	Pro Forma		Pro Forma
ASSETS	2016	Adjustments (i)	Notes	Adjustments (ii)	Notes	Pro Forma
Current assets
Cash and cash equivalents	$681	$-		$-		$681
Restricted cash	30					30
Receivables, net	1,448					1,448
Prepaid expenses and other current assets	496	(31)	(b)			465
Total current assets	2,655	(31)		-		2,624

Property and equipment, net	28,226					28,226
Intangible assets, net	4,931					4,931
Other assets	14					14

Total Assets	$35,826	$(31)		$-		$35,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$912	$-		$-		$912
Accrued expenses	1,163	(263)	(a)			900
Accrued interest and other - Pelican	1,277			(1,277)	(c)	-
Current portion of long-term debt	1,593	(1,500)	(a)		(c)	93
Current portion of long-term debt - Pelican	18,880			(18,880)	(c) (d)	-
Current portion of contingent payment liability	810	(810)	(a)			-
Total current liabilities	24,635	(2,573)		(20,157)		1,905

Long-term debt, net	10					10
Long-term debt, net - Pelican	1,315			4,235	(c) (d)	5,550
Other long-term liabilities	708					708
Total liabilities	26,668	(2,573)		(15,922)		8,173

Aly Operating redeemable preferred stock	4,924	(4,924)	(b)			-
Aly Centrifuge redeemable preferred stock	10,080	(10,080)	(b)			-
	15,004	(15,004)		-		-
Stockholders' equity (deficit)
Preferred stock	-			6,435	(c)	6,435
Common stock of $0.001 par value	7	7	(a)(b)			14
Additional paid-in-capital	28,307	15,164	(a)(b)	9,487	(c)	52,958
Accumulated deficit	(34,158)	2,375	(a)(b)			(31,783)
Treasury stock, 225 shares at cost	(2)					(2)
Total stockholders' equity (deficit)	(5,846)	17,546		15,922		27,622

Total liabilities and stockholders' equity (deficit)	$35,826	$(31)		$-		$35,795

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

1. Description of Transaction

During the second quarter of 2016, certain of the Company’s principal stockholders (“Shareholder Group”) began negotiations with Wells Fargo with the objective of consummating a recapitalization transaction (the “Recapitalization”) whereby our obligations under the credit agreement and the outstanding capital leases in favor of Wells Fargo’s equipment finance affiliate and certain other obligations of Aly Energy (collectively the “Aly Senior Obligations”) would be restructured. In August 2016, the Shareholder Group was introduced to a third party, Tiger Finance, LLC (“Tiger”), to provide bridge financing and to extend forbearance until such date as sufficient capital could be raised to complete the Recapitalization.

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

As a result of the above, we transferred property and equipment with an aggregate net book value of $19.9 million, inclusive of $1.7 million of assets associated with discontinued operations, to Tiger and recognized a corresponding reduction in the Aly Senior Obligations of $2.0 million, debt modification fee of $0.6 million and impairment charge of $17.3 million, inclusive of a $1.7 million impairment associated with discontinued operations. As part of this transaction and upon satisfaction of such conditions, Tiger extended the forbearance period to December 9, 2016.

The second restructuring event occurred on December 12, 2016 when Pelican acquired the Aly Senior Obligations from Tiger. As the new holder of the Aly Senior Obligations, Pelican further extended the forbearance period for the obligations to January 31, 2017, provided the Company was successful in completing the third and final restructuring event on or before such date.

Effective January 31, 2017, the final restructuring event occurred and the Recapitalization was completed which resulted in the following:

•	an exchange of certain of the Company’s outstanding obligations (namely, Aly Operating redeemable preferred stock, Aly Centrifuge redeemable preferred stock, Aly Centrifuge subordinated debt and its contingent payment liability) for approximately 10% of our common stock, or 7,111,982 common shares, on a fully diluted basis;
•	an exchange of certain amendments to the Aly Senior Obligations (namely, a $16.1 million principal reduction, removal of restrictive covenants and extended maturity of payment obligations) for shares of our Series A Convertible Preferred Stock which represents approximately 80% of our common stock, or 53,628,842 common shares, on a fully diluted basis (liquidation preference of $16.1 million); and
•	the formation of a new credit agreement with Pelican (consisting of a $5.1 million term loan and $1.0 million revolving credit facility) with an extended maturity date of December 31, 2018.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

(Continued)

1. Description of Transaction (Continued)

Accordingly, the Recapitalization had a significant impact to our capital structure and to our consolidated financial statements; consequently, there was a dilutive effect to those shareholders who held common stock immediately before the transaction was completed. The unaudited consolidated pro forma balance sheet as of December 31, 2016 gives effect to the Recapitalization impact on the capital structure as if it occurred on December 31, 2016.

2. Pro Forma Adjustments

Adjustments have been recorded within the unaudited consolidated pro forma balance sheet to reflect the effects of the Recapitalization in accordance with ASC 470, including (i) the exchange of debt and equity securities accounted for as a troubled debt restructuring and (ii) the issuance of preferred shares in exchange for the extinguishment of long-term debt and other obligations and for the issuance of a new credit facility:

Except for Pelican, each exchange was accounted for as a troubled debt restructuring (“TDR”) since an equity interest in the Company was issued to fully satisfy each debt. A gain on TDR is recognized for the excess of the carrying amount of the debt over the fair value of each equity interest granted. The impact of the Recapitalization occurring subsequent to December 31, 2016 includes a “gain on the extinguishment of debt and other liabilities” from the debtors of Aly Centrifuge subordinated debt and the contingent payment liability and a “gain on the extinguishment of preferred stock” from the holders of Aly Operating redeemable preferred stock and Aly Centrifuge redeemable preferred stock. The share price of common stock as of January 31, 2017 of $0.12 per share was used as the basis of fair value for each equity interested granted.

The TDR pro forma adjustments in column (i) and in the below table are as follows:

(a)	Represents the exchange of subordinated debt and contingent payment liability for common stock resulting in a gain of $2.4 million, or $0.36 per share, on the consolidated statement of operations and recorded as an “Issuance of common stock in exchange for the extinguishment of debt and other liabilities” on the consolidated statement of changes in stockholders’ equity (deficit).

Gain on the Extinguishment of Debt and Other Liabilities (a)

	Common Stock	Gain
Debt and Other Obligations Extinguished	Issued	Recognized

Subordinated Debt and accrued interest of $1.5 million
and $0.3 million, respectively	1,200,000	$1.6 million

Contingent payment liability of $0.8 million	457,494	$0.8 million

(b)	Represents the exchange of Aly Operating redeemable preferred stock and Aly Centrifuge redeemable preferred stock for common stock resulting in a gain of $14.4 million, or $2.14 per share, and recorded as an “Issuance of common stock in exchange for the extinguishment of preferred stock” on the consolidated statement of changes in stockholders’ equity (deficit).

Gain on the Extinguishment of Redeemable Preferred Stock (b)

	Common Stock	Gain
Redeemable Preferred Stock and Other Obligations	Issued	Recognized

Aly Centifuge preferred and accrued dividends of $8.9
million and $1.2 million, respectively	3,039,517	$9.8 million

Aly Operating preferred and accrued dividends of $4.0
million and $0.9 million, respectively	2,414,971	$4.6 million

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

(Continued)

2. Pro Forma Adjustments (Continued)

Given the nature of the related party relationship between the Company and Pelican, the extinguishment of our old credit facility was accounted for as a capital transaction whereby we issued Series A Convertible Preferred Stock in exchange for the extinguishment of long-term debt and the issuance of a new credit facility; which resulted in a gain on the extinguishment of long-term debt calculated as the amount above the estimated fair value of the equity interest granted. The share price of common stock as of January 31, 2017 of $0.12 per share was used as the basis of fair value for the equity interested granted.

The credit facility pro forma adjustments in column (ii) and in the below table are as follows:

(c)	Represents the partial extinguishment and exchange of our Aly Senior Obligations ($16.1 million principal reduction) for shares of our Series A Convertible Preferred Stock resulting in a gain of $9.5 million recorded as an “Issuance of preferred shares in exchange for the extinguishment of debt and other liabilities - Pelican” on the consolidated statement of changes in stockholders’ equity (deficit). The components of Aly Senior Obligations are as follows (in thousands):

Aly Senior Obligations as of December 31, 2016 (c)

Debt and Other Obligations Extinguished	Amount

Credit facility	$17,772
Accrued fees and interest on credit facility	1,254
Capital lease obligations	1,930
Accrued interest on capital lease obligations	19
Pelican working capital line of credit	498

Total	$21,473

(d)	Represents the recording of our new credit agreement with Pelican consisting of a $5.1 million term loan and $0.5 million outstanding under a revolving credit facility (which was $5.0 million and $0.8 million, respectively, as of June 30, 2017 in addition to $0.3 million outstanding under a delayed draw term loan with Pelican) upon the full extinguishment of our old credit facility.

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

Cautionary Note Regarding Forward-Looking Statements

This Current Report on Form 10-Q (this “Report”) contains certain statements and information that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "anticipate," "believe," "ensure," "expect," "if," "intend," "plan," "estimate," "project," "forecasts," "predict," "outlook," "aim," "will," "could," "should," "potential," "would," "may," "probable," "likely," and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

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

To date, we have acquired three businesses:

•	Austin Chalk Petroleum Services Corp. (“Austin Chalk”) - In October 2012, we acquired Austin Chalk a provider of high performance, explosion-resistant rental equipment used primarily in land-based horizontal drilling. Austin Chalk currently offers a robust inventory of surface rental equipment as well as roustabout services, including the rig-up and rig-down of equipment and the hauling of equipment to and from the customer's location;
•	United Centrifuge LLC and the leased fixed assets associated with that business (collectively “United”) - United, acquired in April 2014, operates within the solids control sector of the oilfield services industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day. United owns centrifuges which are differentiated from the competition due to the ability to remove the rotating assembly from a centrifuge within 45 minutes while on the rig site thereby minimizing customer down time; and
•	Evolution Guidance Systems Inc. (“Evolution”) - In July 2014, we acquired Evolution which specialized as an operator of Measurement-While-Drilling (“MWD”) downhole tools. Effective October 26, 2016, we abandoned these operations as a part of a restructuring event (see “Note 2 – Recent Developments and Subsequent Events” in the notes to our consolidated financial statements for further detail).

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Components of EBITDA:
Net loss	$(3,056)	$(1,572)	$(4,931)	$(3,011)
Less: Loss from discontinued operations, net of income taxes	1,257	654	1,382	1,239
Net loss from continuing operations	(1,799)	(918)	(3,549)	(1,772)

Non-GAAP adjustments:
Depreciation and amortization	1,393	1,516	2,834	2,974
Interest expense, net	560	455	1,148	945
Income tax benefit	(1,636)	(769)	(2,534)	(1,333)
EBITDA	(1,482)	284	(2,101)	814

Adjustments to EBITDA:
Reduction in value of assets	543	-	843	-
Expenses in connection with lender negotiations and Recapitalization	96	-	106	-
Employee-related reorganization expenses, including severance	456	131	456	155
Bad debt expense	13	126	34	141
Settlements and other losses	10	53	63	107
Fair value adjustments to contingent payment liability	(227)	29	(206)	(311)
Stock-based compensation	-	100	-	100
Transaction costs	-	-	-	-
Adjusted EBITDA	$(591)	$723	$(805)	$1,006

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

Business Outlook

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and available supply of and demand for the services we provide. Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and that trend continued into 2016. As a result, the rig count and demand for our products and services declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially. While we have reshaped our organizational and cost structure to mitigate the negative impact of these declines and to improve our ability to react to future declines, we continued to experience negative operating results and cash flows from operations throughout 2016. Beginning in 2017, we began to see a significant growth in demand and we have experienced a corresponding increase in revenues and operating results.

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

The obligations under the credit facility are guaranteed by all our subsidiaries and secured by substantially all our assets. The credit agreement contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The credit facility does not include any financial covenants. We are in full compliance with the credit facility as of June 30, 2017.

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

For a discussion of the accounting treatment for the Recapitalization, see “Note 2 – Recent Developments and Subsequent Events” in the notes to our consolidated financial statements included elsewhere in this document.

Results of Operations

Results for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table summarizes the change in our results of operations for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015 (in thousands):

	For the Three Months Ended June 30,				Variance
	2016	% of Revenue	2015	% of Revenue	$	%
	(unaudited)		(unaudited)

Revenue	$2,669	100.0%	$6,222	100.0%	$(3,553)	-57.1%

Expenses:
Operating expenses	2,308	86.5%	3,882	62.4%	(1,574)	-40.5%
Depreciation and amortization	1,393	52.2%	1,516	24.4%	(123)	-8.1%
Selling, general and administrative expenses	1,300	48.7%	2,056	33.0%	(756)	-36.8%
Reduction in value of assets	543	20.3%	-	0.0%	543	NM
Total expenses	5,544	207.7%	7,454	119.8%	(1,910)	-25.6%

Loss from continuing operations	(2,875)	NM	(1,232)	NM	(1,643)	NM

Interest expense, net	560	21.0%	455	7.3%	105	23.1%
Loss from continuing operations before income taxes	(3,435)	NM	(1,687)	NM	(1,748)	NM

Income tax benefit	(1,636)	NM	(769)	NM	(867)	NM
Net loss from continuing operations	(1,799)	NM	(918)	NM	(881)	NM

Loss from discontinued operations, net of income taxes	1,257	47.1%	654	10.5%	603	92.2%
Net loss	$(3,056)	NM	$(1,572)	NM	$(1,484)	NM

Revenue. Our revenue for the three months ended June 30, 2016 was $2.7 million, a decrease of 57.1%, compared to $6.2 million for the three months ended June 30, 2015. Our activity is directly tied to drilling activity and the U.S. land-based rig count dropped to less than 400 rigs in June 2016 from more than 900 rigs in April 2015. This decrease in drilling activity resulted in intense competition in the oilfield services sector, which, in turn, required us to reduce pricing significantly in order to retain existing customers and attract new customers. Pricing for our primary surface rental products and solids control products decreased more than 15% and 35%, respectively, when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015. In addition, demand for our services, particularly our solids control services, declined throughout 2015 and through the first half of 2016 resulting in reduced utilization of equipment and further contributing to our decline in revenue.

Operating Expenses. Our operating expenses for the three months ended June 30, 2016 decreased to $2.3 million, or 86.5% of revenue, from $3.9 million, or 62.4% of revenue, for the three months ended June 30, 2015. The decrease of $1.6 million from the three months ended June 30, 2015 is primarily due to the decline in activity described above, specifically the resulting decline in payroll and other variable expenses. During 2016, payroll decreased due to both a decline in headcount and decreases in average wage rates. The increase in the percentage of operating expenses to revenue between the years is primarily due to the significant decline in pricing and the inability to reduce our costs to mirror the timing and magnitude of the reduction in customer pricing (see further discussion of cost cuts in “Operational Restructuring” section above).

Depreciation and Amortization. Depreciation and amortization expense decreased 8.1% to $1.4 million for the three months ended June 30, 2016 compared to $1.5 million for the three months ended June 30, 2015. The decrease is due primarily to the disposition of underutilized assets during the second half of 2015 and the first half of 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.3 million, or 48.7% of revenue, for the three months ended June 30, 2016 compared to $2.1 million, or 33.1% of revenue, for the three months ended June 30, 2015. Selling, general and administrative expenses consist primarily of overhead costs which we generally consider to be fixed. The period-over-period decline of $0.8 million, or 36.9%, reflects the cost cutting initiatives started in 2015 which continued in 2016. These initiatives, implemented in response to the massive downturn in the industry, included headcount and wage rate decreases, the reduction of executive management salaries and elimination of bonuses, and significant reductions in travel, entertainment and office expense. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of $0.9 million and $0.4 million during the three months ended June 30, 2016 and 2015, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Reduction in Value of Assets. During the three months ended June 30, 2016, we recorded a $0.5 million reduction in an intangible associated with a non-compete which management determined was non-enforceable. There were no reduction in value of assets charges during the three months ended June 30, 2015.

Interest Expense, net. Interest expense and amortization of deferred loan costs was $0.6 million for the three months ended June 30, 2016 compared to $0.5 million for the three months ended June 30, 2015. The $0.1 million increase is due primarily to the accrual of a quarterly ticking fee effective with the debt modification in September 2015 and an increased interest rate on our primary credit facility partially offset by interest being charged on a reduced outstanding debt balance.

Income Taxes. Income taxes decreased to a benefit of $1.6 million, or an effective tax rate of 47.6%, for the three months ended June 30, 2016 from a benefit of $0.8 million, or an effective tax rate of 45.6%, for the three months ended June 30, 2015. The effective tax rate remained relatively unchanged when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Losses from discontinued operations, net of income taxes, were $1.3 million during the three months ended June 30, 2016, as compared to $0.7 million during the three months ended June 30, 2015. The loss from operations, prior to charges related to a reduction in value of assets, declined to $0.2 million from $0.7 million when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015. This period-over-period decline was offset by a $1.3 million impairment of property and equipment during the three months ended June 30, 2016 in connection with the Recapitalization and the abandonment of the Evolution assets.

Results for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table summarizes the change in our results of operations for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015 (in thousands):

	For the Six Months Ended June 30,				Variance
	2016	% of Revenue	2015	% of Revenue	$	%
	(unaudited)		(unaudited)

Revenue	$6,777	100.0%	$13,284	100.0%	$(6,507)	-49.0%

Expenses:
Operating expenses	5,349	78.9%	8,494	63.9%	(3,145)	-37.0%
Depreciation and amortization	2,834	41.8%	2,974	22.4%	(140)	-4.7%
Selling, general and administrative expenses	2,686	39.6%	3,976	29.9%	(1,290)	-32.4%
Reduction in value of assets	843	12.4%	-	0.0%	843	NM
Total expenses	11,712	172.8%	15,444	116.3%	(3,732)	-24.2%

Loss from continuing operations	(4,935)	NM	(2,160)	NM	(2,775)	NM

Interest expense, net	1,148	16.9%	945	7.1%	203	21.5%
Loss from continuing operations before income taxes	(6,083)	NM	(3,105)	NM	(2,978)	NM

Income tax benefit	(2,534)	NM	(1,333)	NM	(1,201)	NM
Loss from continuing operations	(3,549)	NM	(1,772)	NM	(1,777)	NM

Loss from discontinued operations, net of income taxes	1,382	20.4%	1,239	9.3%	143	11.5%
Net loss	$(4,931)	NM	$(3,011)	NM	$(1,920)	NM

Revenue. Our revenue for the six months ended June 30, 2016 was $6.8 million, a decrease of 49.0%, compared to $13.3 million for the six months ended June 30, 2015. Utilization of our equipment and services is directly tied to U.S. land-based drilling activity which decreased significantly from January 2015, when the U.S. land-based drilling rig count was over 1500 rigs, to June 2016, when the U.S. land-based drilling rig count was less than 400 rigs. The decrease in drilling activity resulted in significant decreases in demand for and utilization of our equipment and services, particularly our solids control equipment and services. In addition, the decline in the number of rigs available to service caused competition to intensify in the oilfield services sector which, in turn, forced us to reduce pricing to retain existing customers and attract new customers. Pricing for our primary rental products and services decreased approximately 20% to 25% when comparing the six months ended June 30, 2016 to the six months ended June 30, 2015, further contributing to the period-over-period declines in revenue.

Operating Expenses. Our operating expenses for the six months ended June 30, 2016 decreased to $5.3 million, or 78.9% of revenue, from $8.5 million, or 63.9% of revenue, for the six months ended June 30, 2015. The decrease of $3.1 million from the six months ended June 30, 2015 is primarily due to the decline in activity described above, specifically the resulting decline in payroll and other variable expenses. During 2016, payroll decreased due to both a decline in headcount and decreases in average wage rates. The increase in the percentage of operating expenses to revenue between the years is primarily due to the significant decline in pricing and the inability to reduce our costs to mirror the timing and magnitude of the reduction in customer pricing (see further discussion of cost cuts in “Operational Restructuring” section above).

Depreciation and Amortization. Depreciation and amortization expense decreased 4.7% to $2.8 million for the six months ended June 30, 2016 compared to $3.0 million for the six months ended June 30, 2015. The decrease is due primarily to the disposition of underutilized assets during the second half of 2015 and the first half of 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2.7 million, or 39.6% of revenue, for the six months ended June 30, 2016 compared to $4.0 million, or 29.9% of revenue, for the six months ended June 30, 2015. Selling, general and administrative expenses consist primarily of overhead costs which we generally consider to be fixed. The period-over-period decline of $1.3 million, or 32.4%, reflects the cost cutting initiatives started in 2015 which continued in 2016. These initiatives, implemented in response to the massive downturn in the industry, included headcount and wage rate decreases, the reduction of executive management salaries and elimination of bonuses, and significant reductions in travel, entertainment and office expense. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of $1.3 million and $0.2 million during the six months ended June 30, 2016 and 2015, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Reduction in Value of Assets. During the six months ended June 30, 2016, we recorded a reduction in value of assets of $0.8 million, comprised of a $0.5 million reduction in an intangible associated with a non-compete which management determined was non-enforceable and a $0.3 million loss on the disposal of underutilized assets. We did not recognize any reduction in value of assets during the six months ended June 30, 2015.

Interest Expense, net. Interest expense and amortization of deferred loan costs was $1.1 million for the six months ended June 30, 2016 compared to $0.9 million for the six months ended June 30, 2015. The $0.2 million increase is due primarily to the accrual of the quarterly ticking fee effective with the debt modification in September 2015.

Income Taxes. Income taxes increased to a benefit of $2.5 million, or an effective tax rate of 41.6%, for the six months ended June 30, 2016 from a benefit of $1.3 million, or an effective tax rate of 42.9%, for the six months ended June 30, 2015. The effective tax rate remained relatively unchanged when comparing the six months ended June 30, 2016 to the six months ended June 30, 2015.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Losses from discontinued operations, net of income taxes, were $1.4 million during the six months ended June 30, 2016, as compared to $1.2 million during the six months ended June 30, 2015. The loss from operations, prior to charges related to a reduction in value of assets, declined to $0.4 million from $1.3 million when comparing the six months ended June 30, 2016 to the six months ended June 30, 2015. This period-over-period decline was offset by a $1.3 million impairment of property and equipment during the six months ended June 30, 2016 in connection with the Recapitalization and the abandonment of the Evolution assets.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Cash flow provided by operating activities was approximately $0.1 million for the six months ended June 30, 2016 as compared to cash provided by operations of $3.4 million for the six months ended June 30, 2015. The decrease in 2016 was due primarily to an increase in the net loss from continuing operations, resulting from the downturn in the industry, and a decrease in cash provided by discontinued operations as most of our directional drilling and MWD customers had ceased using our services by mid-2016.

Liquidity. As a result of the industry downturn, many customers have experienced a significant reduction in their liquidity and have faced challenges accessing the capital markets. Several energy service and equipment companies have declared bankruptcy, or have had to exchange equity for the forgiveness of debt, while others have been forced to sell assets in an effort to preserve liquidity. We faced similar challenges requiring us to undergo a capital restructuring. For a discussion of the Recapitalization and its restructuring of our credit facility, see “Note 2 – Recent Developments and Subsequent Events” in the notes to our consolidated financial statements included elsewhere in this document.

While as of June 30, 2016, our liquidity was limited solely to cash and cash equivalents of $0.5 million, the Recapitalization increased our liquidity. The table below reflects our liquidity as of June 30, 2017 (in thousands):

Cash and cash equivalents	$573
Revolving facility availability (1) , (3)	250
Delayed draw term loan availability (2) , (3)	975

Total liquidity	$1,798

______________
(1) Based on eligible receivables as of June 30, 2017.
(2) Available to finance 90% of purchase price for capital expenditures.
(3) With Permian Pelican LLC, our controlling shareholder.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Cash capital expenditures for the six months ended June 30, 2016 decreased to $0.3 million from $1.1 million for the six months ended June 30, 2015 due to a significant decrease in expansionary capital expenditures and the minimization of maintenance capital expenditures. In 2017, our cash flows for capital expenditures are limited to maintenance capital expenditures and acquiring assets to replace equipment which we sub-rent to meet customer demand when our owned equipment is fully utilized. Although we do not budget acquisitions in the normal course of business, we regularly engage in discussions related to potential acquisitions of companies which provide oilfield services.

Credit Facility. As of June 30, 2017, we have availability to borrow an incremental $1.2 million under our credit facility with Pelican and, effective January 31, 2017 through the maturity date of December 31, 2019, principal payments on our credit facility are based solely on excess free cash flows, significantly reducing our overall debt service requirements. For a discussion of the Recapitalization and its restructuring of our credit facility, see “Note 2 – Recent Developments and Subsequent Events” in the notes to our consolidated financial statements included elsewhere in this document.

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

Management's Remediation Initiatives

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ALY ENERGY SERVICES, INC.

October 27, 2017	By:	/s/ Shauvik Kundagrami
Date Shauvik Kundagrami Vice-Chairman and Chief Executive Officer (Principal Executive Officer)

