Form 10-Q
period 2016-09-30
Aly Energy Services, Inc.
filed 2017-10-27
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended September 30, 2016

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

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1b. Unaudited Pro Forma Consolidated Balance Sheet

Index	Page

Unaudited Pro Forma Consolidated Balance Sheet as of December 31, 2016	25

Notes to Unaudited Pro Forma Consolidated Balance Sheet	26

ALY ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$380	$514
Restricted cash	30	-
Receivables, net	1,556	4,409
Prepaid expenses and other current assets	229	957
Assets associated with discontinued operations	1,388	3,428
Total current assets	3,583	9,308

Property and equipment, net	47,176	51,789
Intangible assets, net	5,792	7,409
Other assets	12	21
Total assets	$56,563	$68,527

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,125	$3,331
Current portion of long-term debt	21,702	20,353
Current portion of contingent payment liability	984	652
Liabilities associated with discontinued operations	531	1,211
Total current liabilities	26,342	25,547

Long-term debt, net	1,458	3,185
Contingent payment liability, net	-	530
Deferred tax liabilities	4,515	7,941
Other long-term liabilities	28	31
Total liabilities	32,343	37,234

Commitments and contingencies

Aly Operating redeemable preferred stock	4,853	4,647
Aly Centrifuge redeemable preferred stock	9,997	9,755
	14,850	14,402

Stockholders' equity (deficit)
Preferred stock of $0.001 par value	-	-
Authorized - 10,000,000, none issued and outstanding as of September 30, 2016
Authorized - 25,000,000, none issued and outstanding as of December 31, 2015
Common stock of $0.001 par value	7	7
Authorized - 25,000,000; issued - 6,707,039; outstanding - 6,706,814 as of September 30, 2016
Authorized - 100,000,000; issued - 6,707,039; outstanding - 6,706,814 as of December 31, 2015
Additional paid-in-capital	28,461	28,909
Accumulated deficit	(19,096)	(12,023)
Treasury stock, 225 shares at cost	(2)	(2)
Total stockholders' equity (deficit)	9,370	16,891
Total liabilities and stockholders' equity (deficit)	$56,563	$68,527

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Revenue	$2,071	$6,542	$8,848	$19,826

Expenses:
Operating expenses	1,537	4,019	6,886	12,513
Depreciation and amortization	1,328	1,507	4,162	4,481
Selling, general and administrative expenses	841	1,854	3,527	5,830
Reduction in value of assets	787	205	1,630	205
Total expenses	4,493	7,585	16,205	23,029

Loss from continuing operations	(2,422)	(1,043)	(7,357)	(3,203)

Interest expense, net	629	457	1,777	1,402
Loss from continuing operations before income taxes	(3,051)	(1,500)	(9,134)	(4,605)

Income tax benefit	(872)	(927)	(3,406)	(2,260)
Net loss from continuing operations	(2,179)	(573)	(5,728)	(2,345)

Loss (income) from discontinued operations, net of income taxes	(37)	460	1,345	1,698
Net loss	(2,142)	(1,033)	(7,073)	(4,043)

Preferred stock dividends	183	175	542	528
Accretion of preferred stock, net	(32)	(32)	(94)	(97)
Net loss available to common stockholders	$(2,293)	$(1,176)	$(7,521)	$(4,474)

Basic and diluted earnings per share information:
Net loss from continuing operations available to common stockholders	$(0.35)	$(0.13)	$(0.92)	$(0.49)
Loss (income) from discontinued operations, net of income taxes	0.01	(0.08)	(0.20)	(0.30)
Net loss available to common stockholders	$(0.34)	$(0.21)	$(1.12)	$(0.79)

Weighted-average shares - basic and diluted	6,706,814	5,659,390	6,706,814	5,649,636

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
	(unaudited)

Cash flows from operating activities:
Net loss	$(7,073)	$(4,043)
Less: Loss from discontinued operations, net of income taxes	1,345	1,698
Net loss from continuing operations	(5,728)	(2,345)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,162	4,481
Amortization of deferred loan costs	250	311
Reduction in value of assets	1,630	204
Stock-based compensation	-	100
Bad debt expense	44	252
Fair value adjustments to contingent payment liability	(198)	(580)
Deferred taxes	(3,426)	(2,290)
Changes in operating assets and liabilities:
Receivables	2,809	4,111
Prepaid expenses and other assets	737	591
Accounts payable, accrued expenses and other liabilities	(209)	(1,950)
Net cash provided by continuing operations	71	2,885
Net cash provided by (used in) discontinued operations	(5)	1,189
Net cash provided by operating activities	66	4,074

Cash flows from investing activities:
Purchases of property and equipment	(330)	(1,328)
Proceeds from disposal of property and equipment	766	170
Net cash provided by (used in) continuing operations	436	(1,158)
Net cash provided by discontinued operations	39	21
Net cash provided by (used in) investing activities	475	(1,137)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	3,872
Repayment of long-term debt	(628)	(5,215)
Payment of contingent payment liability	-	(862)
Payment of deferred loan costs	-	(35)
Net cash used in continuing operations	(628)	(2,240)
Net cash used in discontinued operations	(7)	(8)
Net cash used in financing activities	(635)	(2,248)

Net increase (decrease) in cash, cash equivalents, and restricted cash - total operations	(94)	689
Cash, cash equivalents, and restricted cash, beginning of period	497	2,050
Cash, cash equivalents, and restricted cash, end of period	$403	$2,739

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

The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 and the related condensed consolidated statements of operations and cash flows for each of the periods presented. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2016 are not indicative of results that were realized for the full year ending December 31, 2016. For more detail, please see the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on September 5, 2017.

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

During the three and nine months ended September 30, 2016 and 2015, the Company incurred losses from continuing operations; therefore, the impact of any incremental shares would be anti-dilutive.

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

Gain on the Extinguishment of Debt and Other Liabilities
		Gain Included in
	Common Stock	Other Expense
Debt and Other Liabilities Extinguished	Issued	(Income)
Subordinated debt and accrued interest of $1.5 million
and $0.3 million, respectively	1,200,000	$1.6 million

Contingent payment liability of $0.8 million	457,494	$0.8 million

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

Gain on the Extinguishment of Redeemable Preferred Stock
		Gain Included in
	Common Stock	Additional Paid-in-
Redeemable Preferred Stock and Other Obligations	Issued	Capital
Aly Centifuge preferred and accrued dividends of $8.9
million and $1.2 million, respectively	3,039,516	$9.8 million

Aly Operating preferred and accrued dividends of $4.0
million and $0.9 million, respectively	2,414,971	$4.6 million

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

The following table summarizes the components of loss from discontinued operations, net of income taxes included in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Revenue	$-	$394	$251	$3,254

Expenses:
Operating expenses	2	363	129	3,103
Depreciation and amortization	172	195	516	586
Selling, general and administrative expenses	47	284	206	1,333
Reduction in value of assets	-	4	1,255	4
Total expenses	221	846	2,106	5,026

Loss from discontinued operations	(221)	(452)	(1,855)	(1,772)

Interest expense, net	-	2	1	2
Loss from discontinued operations before income taxes	(221)	(454)	(1,856)	(1,774)

Income tax expense (benefit)	(258)	6	(511)	(76)
Income (loss) from discontinued operations, net of income taxes	$37	$(460)	$(1,345)	$(1,698)

In connection with the Recapitalization and the abandonment of the Evolution assets, we recorded an impairment of property and equipment totaling $1.3 million during the nine months ended September 30, 2016 which is included in the line item “Reduction in value of assets” in the above table. The value remaining for property and equipment, intangibles and goodwill associated with these discontinued operations was reduced to zero on October 26, 2016 upon the execution of the transaction with Tiger.

During the three and nine months ended September 30, 2015, we incurred a loss on sale of assets of approximately $4,000.

The following summarizes the assets and liabilities associated with discontinued operations as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)

Current assets	$-	$222
Property and equipment, net	442	1,933
Intangible assets, net	264	1,004
Goodwill	687	264
Other assets	3	5
Total assets	1,396	3,428

Current liabilities	279	436
Deferred tax liabilities	250	754
Other liabilities	10	21
Total liabilities	539	1,211

Net assets	$857	$2,217

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

NOTE 3 — REDUCTION IN VALUE OF ASSETS AND OTHER CHARGES

During the three months and nine months ended September 30, 2016, the Company incurred a reduction in value of assets of $0.8 million and $1.6 million, respectively. During the three and nine months ended September 30, 2015, the Company incurred a reduction in value of $0.2 million.

The components of reduction in value of assets are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Reduction in value of property and equipment - disposals	$787	$205	$1,087	$205
Reduction in value of intangibles	-	-	543	-
Total reduction in value of assets	$787	$205	$1,630	$205

Reduction in Value of Property and Equipment – Disposals

During the nine months ended September 30, 2016, the Company recorded an aggregate loss on the disposal of property and equipment of $1.1 million which consisted of a loss of $0.3 million during the first quarter and $0.8 million during the third quarter.

During the three months ended March 31, 2016, the Company recorded a loss on disposal of property and equipment of $0.3 million when the Company sold idle and underutilized equipment and vehicles with a net book value of $0.8 million for cash proceeds of approximately $0.5 million. Due to the depressed market for oilfield services, these assets were sold for proceeds significantly less than the net book value resulting in higher losses than normal. These assets were sold within the basket of permitted asset sales, as defined in our credit facility, and the Company used the proceeds to fund working capital needs created by the significant deterioration in the industry throughout 2015.

During the three months ended September 30, 2016, the Company recorded a loss on the disposal of property and equipment of $0.8 million when the Company sold idle and underutilized equipment and vehicles with a net book value of $1.1 million for cash proceeds of approximately $0.3 million. Due to the depressed market for oilfield services, these assets were sold for proceeds significantly less than the net book value resulting in higher losses than normal. Wells Fargo provided the required consent to sell the assets subject to all proceeds, net of commission, being immediately used to pay down outstanding balances owed to Wells Fargo under the terms of our credit facility.

During the nine months ended September 30, 2015, the Company recorded a loss on the disposal of property and equipment of $0.3 million when the Company sold idle and underutilized equipment and vehicles. These assets were sold within the basket of permitted asset sales, as defined in our credit facility, and the Company used the proceeds to fund working capital needs created by the significant deterioration in the industry.

Reduction in Value of Intangibles

During the nine months ended September 30, 2016, the Company recorded a $0.5 million reduction in an intangible associated with a non-compete which management determined was non-enforceable. As of September 30, 2016, this intangible was recorded with no value on the condensed consolidated balance sheet. As of December 31, 2015, the non-compete was recorded at $0.7 million on the consolidated balance sheet.

Professional Fees – Recapitalization

During the three and nine months ended September 30, 2016, in connection with forbearance agreements and other negotiations with its former lender, Wells Fargo, and in connection with the Recapitalization, the Company recorded an aggregate of approximately $0.3 million and $0.4 million in charges, primarily for professional fees, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Severance Expense – Operational Restructuring

During the nine months ended September 30, 2016 and 2015, the Company recorded $0.5 million and approximately $95,000 in charges relating to severance due to the significant downturn in the industry. In 2016, we ceased making cash severance payments due to our limited liquidity and we do not know when or if we will be able to satisfy the remaining outstanding severance claims. As such, there was an accrued severance liability balance of $0.5 million as of September 30, 2016 which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2015, an accrued severance liability of $0.1 is included in accrued expenses on the consolidated balance sheet.

NOTE 4 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)

Machinery and equipment	$52,664	$53,677
Vehicles, trucks and trailers	4,582	5,699
Office furniture, fixtures and equipment	544	544
Leasehold improvements	203	213
Buildings	212	212
	58,205	60,345

Less: Accumulated depreciation and amortization	(11,039)	(8,758)
	47,166	51,587

Assets not yet placed in service	10	202
Property and equipment, net	$47,176	$51,789

See “Note 3 – Reduction in Value of Assets and Other Charges” for further discussion on asset disposals during the three and nine months ended September 30, 2016 and 2015.

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2016 and 2015 was $1.0 million and $1.1 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2016 and 2015 was $3.1 million and $3.3 million, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Non-Compete	Supply Agreements	Total

As of September 30, 2016 (unaudited):
Cost	$5,322	$2,174	$492	$1,686	$9,674
Less: Accumulated amortization	(1,767)	(694)	(385)	(1,036)	(3,882)
Net book value	$3,555	$1,480	$107	$650	$5,792

As of December 31, 2015:
Cost	$5,322	$2,174	$1,651	$1,686	$10,833
Less: Accumulated amortization	(1,367)	(531)	(806)	(720)	(3,424)
Net book value	$3,955	$1,643	$845	$966	$7,409

Amortization expense in each of the three-month periods ended September 30, 2016 and 2015 was approximately $0.3 million and $0.4 million. Amortization expense during the nine months ended September 30, 2016 and 2015 was approximately $1.1 million and $1.2 million, respectively.

See further discussion of reduction in value of intangibles during the three and nine months ended September 30, 2016 and 2015 in “Note 3 – Reduction in Value of Assets and Other Charges” and “Note 2 –Recent Developments and Subsequent Events” within the Discontinued Operations heading.

NOTE 5 — LONG-TERM DEBT

Credit Facility: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

Our primary credit facility with Wells Fargo consisted of a term loan, a delayed draw term loan, and a revolving credit facility (“Credit Facility”, as amended). Obligations under the Credit Facility were as follows:

•	Term loan – In 2014, our original principal balance on the term loan was $25.0 million; this loan required principal payments each quarter of $1.3 million.
•	Delayed draw term loan – In 2014, our original availability under the delayed draw term loan was $5.0 million; the full availability of the loan was reached in May 2015 and beginning in June 2015 the principal balance of $5.0 million required scheduled principal payments each quarter of $0.3 million.
•	Revolving credit facility – In 2014, our original availability under the revolving credit facility was $5.0 million; however, after subsequent amendments, our availability was reduced to $1.0 million as of December 31, 2015 and then to zero as of December 31, 2016. There were no outstanding borrowings under the revolving credit facility as of September 30, 2016 and December 31, 2015.

Borrowings under the Credit Facility were subject to interest at the annual base rate at the greater of:

(i)	the Wells Fargo’s Prime Rate, plus a margin of 1.75%,
(ii)	the Federal Funds Rate plus 0.5%, plus a margin of 1.75% or
(iii)	the one-month LIBOR rate on such day plus 1.00%, plus a margin of 1.75%.

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

Deferred Loan Costs

Costs incurred to obtain financing are capitalized and amortized on a straight-line basis over the term of the loan, which approximates the effective interest method. The amortization of these costs is classified within interest expense on the accompanying condensed consolidated statements of operations and was approximately $0.1 million in each of the three-month periods ended September 30, 2016 and 2015 and approximately $0.2 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively.

During the fourth quarter of 2016, in connection with various amendments to our credit facility and in connection with the Recapitalization, we incurred an aggregate charge of $0.1 million, classified within interest expense, to write-off all remaining unamortized deferred loan costs. There were no new deferred loan costs recorded in connection with the Recapitalization.

As a result of the adoption of Accounting Standards Update ("ASU") 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on January 1, 2016, the Company reclassified debt issuance costs of $0.2 million and retrospectively reclassified debt issuance costs of $0.4 million as a reduction in the carrying amount of the related Credit Facility as of September 30, 2016 and December 31, 2015, respectively.

Deferred loan costs and accumulated amortization were $1.0 million and $0.8 million, respectively, as of September 30, 2016. Deferred loan costs and accumulated amortization were $1.0 million and $0.6 million, respectively, as of December 31, 2015.

Long-term debt consists of the following (in thousands):

	September 30, 2016		December 31, 2015
	Current	Long-Term	Current	Long-Term
	(unaudited)

Credit facility
Term loan	$15,339	$-	$15,573	$-
Delayed draw term loan	4,432	-	4,500	-
Subordinated note payable	1,500	-	-	1,500
Equipment financing and capital leases	584	1,458	683	1,685
	21,855	1,458	20,756	3,185
Less: Deferred loan costs, net	(153)	-	(403)	-
Total	$21,702	$1,458	$20,353	$3,185

As of September 30, 2016 and December 31, 2015, we had approximately $2.1 million and $2.4 million outstanding under equipment financing and capital leases, respectively. The gross amount of equipment held under capital leases and accumulated amortization of that same equipment was approximately $3.5 million and $1.0 million, respectively, as of December 31, 2015. There were no additions or disposals of equipment held under capital lease during the nine months ended September 30, 2016.

NOTE 6 — REDEEMABLE PREFERRED STOCK

Two of our subsidiaries had redeemable preferred stock outstanding as of September 30, 2016. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk (“Aly Operating Redeemable Preferred Stock”) and Aly Centrifuge issued redeemable preferred stock in connection with the United Acquisition (“Aly Centrifuge Redeemable Preferred Stock”).

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

The following table describes the changes in Aly Operating Redeemable Preferred Stock for the nine months ended September 30, 2016 (in thousands, except for shares):

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock
	(unaudited)

January 1, 2016	$4,647	4,000,000	$4,685
Accrued dividends	178	-	178
Accretion	28	-	-
September 30, 2016	$4,853	4,000,000	$4,863

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

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock for the nine months ended September 30, 2016 (in thousands, except for shares):

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock
	(unaudited)

January 1, 2016	$9,755	8,876	$9,590
Accrued dividends	364	-	364
Amortization	(122)	-	-
September 30, 2016	$9,997	8,876	$9,954

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

NOTE 7 — STOCK-BASED COMPENSATION

Stock-Based Payments

We issued 15,625 shares of our stock during the three months ended September 30, 2015 as part of compensation to one of our former employees in accordance with his employment agreement. In connection with this issuance, we recognized stock-based compensation expense of $0.1 million for the three and nine months ended September 30, 2015.

Stock Options

As of September 30, 2016 and 2015, we had a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors.

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

As of September 30, 2016 and December 31, 2015, options to purchase 330,111 common shares under the Plan were outstanding and there was $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options were granted during the three months ended September 30, 2016 and 2015 or the nine months ended September 30, 2016 and 2015. No forfeitures during the three and nine months ended September 30, 2016 and 2015.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
	(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$835	$1,100
Cash paid for interest - discontinued operations	1	1
Cash paid for income taxes, net	5	109

Non-cash investing and financing activities:
Purchase of equipment through a capital lease obligation	$-	$1,067
Accretion of preferred stock liquidation preference, net	94	97
Paid-in-kind dividends on preferred stock	542	528
Common shares issued for transaction cost of equity raise	-	26
Liability for transaction cost of equity raise	-	618

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

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2016

(in thousands, except share and per share data)

		RecapitalizationAdjustments
	Asof			Credit Facility
	December 31,	TDR Pro Forma		ProForma
	2016	Adjustments (i)	Notes	Adjustments (ii)	Notes	Pro Forma

ASSETS
Current assets
Cash and cash equivalents	$681	$-		$-		$681
Restricted cash	30					30
Receivables, net	1,448					1,448
Prepaid expenses and other current assets	496	(31)	(b)			465
Total current assets	2,655	(31)		-		2,624
Property and equipment, net	28,226					28,226
Intangible assets, net	4,931					4,931
Other assets	14					14
Total Assets	$35,826	$(31)		$-		$35,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$912	$-		$-		$912
Accrued expenses	1,163	(263)	(a)			900
Accrued interest and other - Pelican	1,277			(1,277)	(c)	-
Current portion of long-term debt	1,593	(1,500)	(a)		(c)	93
Current portion of long-term debt - Pelican	18,880			(18,880)	(c)(d)	-
Current portion of contingent payment liability	810	(810)	(a)			-
Total current liabilities	24,635	(2,573)		(20,157)		1,905
Long-term debt, net	10					10
Long-term debt, net - Pelican	1,315			4,235	(c)(d)	5,550
Other long-term liabilities	708					708
Total liabilities	26,668	(2,573)		(15,922)		8,173
Aly Operating redeemable preferred stock	4,924	(4,924)	(b)			-
Aly Centrifuge redeemable preferred stock	10,080	(10,080)	(b)			-
	15,004	(15,004)		-		-
Stockholders' equity (deficit)						6,435
Preferred stock	-			6,435	(c)
Common stock of $0.001 par value	7	7	(a)(b)			14
Additional paid-in-capital	28,307	15,164	(a)(b)	9,487	(c)	52,958
Accumulated deficit	(34,158)	2,375	(a)(b)			(31,783)
Treasury stock, 225 shares at cost	(2)					(2)
Total stockholders' equity (deficit)	(5,846)	17,546		15,922		27,622
Total liabilities and stockholders' equity (deficit)
	$35,826	$(31)		$-		$35,795

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Components of EBITDA:
Net loss	$(2,142)	$(1,033)	$(7,073)	$(4,043)
Less: Loss (income) from discontinued operations, net of income taxes	(37)	460	1,345	1,698
Net loss from continuing operations	(2,179)	(573)	(5,728)	(2,345)
Non-GAAP adjustments:
Depreciation and amortization	1,328	1,507	4,162	4,481
Interest expense, net	629	457	1,777	1,402
Income tax benefit	(872)	(927)	(3,406)	(2,260)
EBITDA	(1,094)	464	(3,195)	1,278
Adjustments to EBITDA:
Reduction in value of assets	787	205	1,630	205
Expenses in connection with lender negotiations and Recapitalization	281	-	387	-
Employee-related reorganization expenses, including severance	-	-	456	155
Bad debt expense	10	111	44	252
Settlements and other losses	6	463	69	567
Fair value adjustments to contingent payment liability	8	(269)	(198)	(580)
Stock-based compensation	-	-	-	100
Adjusted EBITDA	$(2)	$974	$(807)	$1,977

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

Results of Operations

Results for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table summarizes the change in our results of operations for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 (in thousands):

	For the Three Months Ended September 30,				Variance
	2016	% of Revenue	2015	% of Revenue	$	%
	(unaudited)		(unaudited)

Revenue	$2,071	100.0%	$6,542	100.0%	$(4,471)	-68.3%

Expenses:
Operating expenses	1,537	74.2%	4,019	61.4%	(2,482)	-61.8%
Depreciation and amortization	1,328	64.1%	1,507	23.0%	(179)	-11.9%
Selling, general and administrative expenses	841	40.6%	1,854	28.3%	(1,013)	-54.6%
Reduction in value of assets	787	38.0%	205	3.1%	582	283.9%
Total expenses	4,493	216.9%	7,585	115.9%	(3,092)	-40.8%

Loss from continuing operations	(2,422)	NM	(1,043)	NM	(1,379)	NM

Interest expense, net	629	30.4%	457	7.0%	172	37.6%
Loss from continuing operations before income taxes	(3,051)	NM	(1,500)	NM	(1,551)	NM

Income tax benefit	(872)	-42.1%	(927)	NM	55	NM
Net loss from continuing operations	(2,179)	NM	(573)	NM	(1,606)	NM

Loss (income) from discontinued operations, net of income taxes	(37)	-1.8%	460	7.0%	(497)	NM
Net loss	$(2,142)	NM	$(1,033)	NM	$(1,109)	NM

Revenue. Our revenue for the three months ended September 30, 2016 was $2.1 million, a decrease of 68.3%, compared to $6.5 million for the three months ended September 30, 2015. Our activity is directly tied to drilling activity and the U.S. land-based rig count dropped to less than 400 rigs in June 2016 from more than 800 rigs in July 2015. This decrease in drilling activity resulted in intense competition in the oilfield services sector, which, in turn, required us to reduce pricing significantly in order to retain existing customers and attract new customers. Pricing for our primary rental products decreased approximately 15% to 20% when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015. In addition, demand for our services, particularly our solids control services, declined throughout 2015 and through the greater part of 2016 resulting in reduced utilization of equipment and further contributing to our decline in revenue. During the third quarter of 2016, the U.S. land-based drilling rig count began to increase and there were approximately 490 U.S. land-based drilling rigs at the end of September compared to approximately 400 rigs at the beginning of the quarter. Although we began to see corresponding increases in demand during the third quarter of 2016 when compared to the second quarter of 2016, particularly in Texas, the impact on revenue was insignificant when compared to the massive decline experienced throughout 2015 and the beginning of 2016.

Operating Expenses. Our operating expenses for the three months ended September 30, 2016 decreased to $1.5 million, or 74.2% of revenue, from $4.0 million, or 61.4% of revenue, for the three months ended September 30, 2015. The decrease of $2.5 million from the three months ended September 30, 2015 is primarily due to the decline in activity described above, specifically the resulting decline in payroll and other variable expenses. The increase in the percentage of operating expenses to revenue between the years is primarily due to the significant decline in pricing and the inability to reduce our costs to mirror the timing and magnitude of the reduction in customer pricing (see further discussion of cost cuts in “Operational Restructuring” section above).

Depreciation and Amortization. Depreciation and amortization expense decreased 11.9% to $1.3 million for the three months ended September 30, 2016 compared to $1.5 million for the three months ended September 30, 2015. The decrease is due primarily to the disposition of underutilized assets during the second half of 2015 and the first nine months of 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $0.8 million, or 40.6% of revenue, for the three months ended September 30, 2016 compared to $1.9 million, or 28.3% of revenue, for the three months ended September 30, 2015. Selling, general and administrative expenses consist primarily of overhead costs which we generally consider to be fixed. The period-over-period decline of $1.0 million, or 54.6%, reflects the cost cutting initiatives started in 2015 which continued in 2016. These initiatives, implemented in response to the massive downturn in the industry, included headcount and wage rate decreases, the reduction of executive management salaries and elimination of bonuses, and significant reductions in travel, entertainment and office expense. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of $0.3 million during the three months ended September 30, 2016 and 2015 (see further discussion in “How We Evaluate Our Operations” section above).

Reduction in Value of Assets. During the three months ended September 30, 2016, we recorded a $0.8 million loss on sale of underutilized assets. Due to the depressed market for oilfield services, these assets were sold for proceeds significantly less than the net book value resulting in higher losses than normal. Wells Fargo provided the required consent to sell the assets subject to all proceeds, net of commission, being immediately used to pay down outstanding balances owed to Wells Fargo under the terms of our credit facility. During the three months ended September 30, 2015, we recorded a $0.2 million loss on sale of underutilized assets.

Interest Expense, net. Interest expense and amortization of deferred loan costs was $0.6 million for the three months ended September 30, 2016 compared to $0.5 million for the three months ended September 30, 2015. The $0.1 million increase is due primarily to the accrual of a quarterly ticking fee effective with the debt modification in September 2015.

Income Taxes. Income taxes decreased to a benefit of $0.9 million, or an effective tax rate of 28.6%, for the three months ended September 30, 2016 from a benefit of $0.9 million, or an effective tax rate of 61.8%, for the three months ended September 30, 2015. The effective tax rate was impacted by the offset of taxable income from discontinued operations to taxable loss from continuing operations when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015; however, the effective tax rate remained relatively unchanged when comparing combined continuing and discontinued operations for the nine months ended September 30, 2016 to the nine months ended September 30, 2015.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Discontinued operations, net of income taxes, was recorded as income of approximately $37,000 for the three months ended September 30, 2016 compared to a loss of $0.5 million for the three months ended September 30, 2015. Discontinued operations had ceased generating revenue and operating expenses by the beginning of the third quarter of 2016.

Results for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table summarizes the change in our results of operations for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 (in thousands):

	For the Nine Months Ended September 30,				Variance
	2016	% of Revenue	2015	% of Revenue	$	%
	(unaudited)		(unaudited)

Revenue	$8,848	100.0%	$19,826	100.0%	$(10,978)	-55.4%

Expenses:
Operating expenses	6,886	77.8%	12,513	63.1%	(5,627)	-45.0%
Depreciation and amortization	4,162	47.0%	4,481	22.6%	(319)	-7.1%
Selling, general and administrative expenses	3,527	39.9%	5,830	29.4%	(2,303)	-39.5%
Reduction in value of assets	1,630	18.4%	205	1.0%	1,425	695.1%
Total expenses	16,205	183.1%	23,029	116.2%	(6,824)	-29.6%

Loss from continuing operations	(7,357)	NM	(3,203)	NM	(4,154)	NM

Interest expense, net	1,777	20.1%	1,402	7.1%	375	26.7%
Loss from continuing operations before income taxes	(9,134)	NM	(4,605)	NM	(4,529)	NM

Income tax benefit	(3,406)	-38.5%	(2,260)	NM	(1,146)	NM
Loss from continuing operations	(5,728)	NM	(2,345)	NM	(3,383)	NM

Loss from discontinued operations, net of income taxes	1,345	15.2%	1,698	8.6%	(353)	-20.8%
Net loss	$(7,073)	NM	$(4,043)	NM	$(3,030)	NM

Revenue. Our revenue for the nine months ended September 30, 2016 was $8.8 million, a decrease of 55.4%, compared to $19.8 million for the nine months ended September 30, 2015. Utilization of our equipment and services is directly tied to U.S. land-based drilling activity which decreased significantly from January 2015 through the first half of 2016 and increased only marginally during the third quarter of 2016. The decrease in drilling activity resulted in significant decreases in demand for and utilization of our equipment and services, particularly our solids control equipment and services. In addition, the decline in the number of rigs requiring oilfield services caused competition to intensify in the sector which, in turn, forced us to reduce pricing to retain existing customers and attract new customers. Pricing for our primary rental products and services decreased approximately 20% to 30% when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015, further contributing to the period-over-period declines in revenue.

Operating Expenses. Our operating expenses for the nine months ended September 30, 2016 decreased to $6.9 million, or 77.8% of revenue, from $12.5 million, or 63.1% of revenue, for the nine months ended September 30, 2015. The decrease of $5.6 million from the nine months ended September 30, 2015 is primarily due to the decline in activity described above, specifically the resulting decline in payroll and other variable expenses. During 2016, payroll decreased due to both a decline in headcount and decreases in average wage rates. The increase in the percentage of operating expenses to revenue between the years is primarily due to the significant decline in pricing and the inability to reduce our costs to mirror the timing and magnitude of the reduction in customer pricing (see further discussion of cost cuts in “Operational Restructuring” section above).

Depreciation and Amortization. Depreciation and amortization expense decreased 7.1% to $4.2 million for the nine months ended September 30, 2016 compared to $4.5 million for the nine months ended September 30, 2015. The decrease is primarily due to the disposition of underutilized assets during the second half of 2015 and the first nine months of 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3.5 million, or 39.9% of revenue, for the nine months ended September 30, 2016 compared to $5.8 million, or 29.4% of revenue, for the nine months ended September 30, 2015. Selling, general and administrative expenses consist primarily of overhead costs which we generally consider to be fixed. The period-over-period decline of $2.3 million, or 39.5%, reflects the cost cutting initiatives started in 2015 which continued in 2016. These initiatives, implemented in response to the massive downturn in the industry, included headcount and wage rate decreases, the reduction of executive management salaries and elimination of bonuses, and significant reductions in travel, entertainment and office expense. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of $0.8 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Reduction in Value of Assets. During the nine months ended September 30, 2016, we recorded a reduction in value of assets of $1.6 million, comprised of a $0.5 million reduction in an intangible associated with a non-compete which management determined was non-enforceable and a $1.1 million loss on the sale of underutilized assets. The proceeds from these sales were used for working capital purposes and to repay a portion of our debt held by Wells Fargo. During the nine months ended September 30, 2015, we incurred a loss on the sale of underutilized assets of $0.2 million.

Interest Expense, net. Interest expense and amortization of deferred loan costs was $1.8 million for the nine months ended September 30, 2016 compared to $1.4 million for the nine months ended September 30, 2015. The $0.4 million increase is due primarily to the accrual of the quarterly ticking fee effective with the debt modification in September 2015.

Income Taxes. Income taxes decreased to a benefit of $3.4 million, or an effective tax rate of 37.3%, for the nine months ended September 30, 2016 from a benefit of $2.3 million, or an effective tax rate of 49.1%, for the nine months ended September 30, 2015. The effective tax rate was impacted by the offset of taxable income from discontinued operations to taxable loss from continuing operations when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015; however, the effective tax rate remained relatively unchanged when comparing combined continuing and discontinued operations for the nine months ended September 30, 2016 to the nine months ended September 30, 2015.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Losses from discontinued operations, net of income taxes, were $1.3 million during the nine months ended September 30, 2016, as compared to $1.7 million during the nine months ended September 30, 2015. The loss from operations, prior to charges related to a reduction in value of assets, declined to $0.6 million from $1.8 million when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015 reflecting the wind-down of the operations. This period-over-period decline was offset by a $1.3 million impairment of property and equipment during the nine months ended September 30, 2016 in connection with the Recapitalization and the abandonment of the Evolution assets.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Cash flow provided by operating activities was approximately $66,000 for the nine months ended September 30, 2016 as compared to $4.1 million for the nine months ended September 30, 2015. The decrease in 2016 was due primarily to an increase in the net loss from continuing operations, resulting from the downturn in the industry, and a significant decrease in cash provided by discontinued operations as most of our directional drilling and MWD customers had ceased using our services by mid-2016.

Liquidity. As a result of the industry downturn, many customers have experienced a significant reduction in their liquidity and have faced challenges accessing the capital markets. Several energy service and equipment companies have declared bankruptcy, or have had to exchange equity for the forgiveness of debt, while others have been forced to sell assets in an effort to preserve liquidity. We faced similar challenges requiring us to undergo a capital restructuring. For a discussion of the Recapitalization and the restructuring of our credit facility, see “Note 2 Recent Developments and Subsequent Events” in the notes to our consolidated financial statements included elsewhere in this document. While as of September 30, 2016, our liquidity was limited solely to cash and cash equivalents of $0.4 million, the Recapitalization increased our liquidity. The table below reflects our liquidity as of June 30, 2017 (in thousands):

Cash and cash equivalents	$573
Revolving facility availability (1) , (3)	250
Delayed draw term loan availability (2), (3)	975
Total liquidity	$1,798

________

(1)	Based on eligible receivables as of June 30, 2017.
(2)	Available to finance 90% of purchase price for capital expenditures.
(3)	With Permian Pelican LLC, our controlling shareholder.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Cash capital expenditures for the nine months ended September 30, 2016 decreased to $0.3 million from $1.3 million for the nine months ended September 30, 2015 due to a significant decrease in expansionary capital expenditures and the minimization of maintenance capital expenditures. In 2017, our cash flows for capital expenditures are limited to maintenance capital expenditures and acquiring assets to replace equipment which we sub-rent to meet customer demand when our owned equipment is fully utilized. Although we do not budget acquisitions in the normal course of business, we regularly engage in discussions related to potential acquisitions of companies which provide oilfield services.

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ALY ENERGY SERVICES, INC.

Date: October 27, 2017	By:	/s/ Shauvik Kundagrami
Shauvik Kundagrami
Vice-Chairman and Chief Executive Officer
(Principal Executive Officer)

