Form 10-Q
period 2017-06-30
Aly Energy Services, Inc.
filed 2017-10-27
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended June 30, 2017

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

At October 20, 2017, the registrant had 13,818,795 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

3

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$521	$681
Restricted cash	30	30
Receivables, net	3,280	1,448
Prepaid expenses and other current assets	172	496
Total current assets	4,003	2,655

Property and equipment, net	27,547	28,226
Intangible assets, net	4,507	4,931
Other assets	8	14

Total assets	$36,065	$35,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,408	$2,075
Accrued interest and other - Pelican	-	1,277
Current portion of long-term debt	7	1,593
Current portion of long-term debt - Pelican	-	18,880
Current portion of contingent payment liability	-	810
Total current liabilities	2,415	24,635

Long-term debt, net	-	10
Long-term debt, net - Pelican	6,052	1,315
Other long-term liabilities	701	708
Total liabilities	9,168	26,668

Commitments and contingencies

Aly Operating redeemable preferred stock	-	4,924
Aly Centrifuge redeemable preferred stock	-	10,080
	-	15,004

Stockholders' equity (deficit)
Series A convertible preferred stock of $0.001 par value (liquidation preference of $17,292)	6,755	-
Authorized - 20,000; Issued and outstanding - 17,292 as of June 30, 2017
Authorized, issued, and outstanding - none as of December 31, 2016
Preferred stock of $0.001 par value	-	-
Authorized - 9,980,000; none issued and outstanding as of June 30, 2017
Authorized - 10,000,000; none issued and outstanding as of December 31, 2016
Common stock of $0.001 par value	14	7
Authorized - 25,000,000; Issued - 13,819,020; Outstanding - 13,818,795 as of June 30, 2017
Authorized - 25,000,000; Issued - 6,707,039; Outstanding - 6,706,814 as of December 31, 2016
Additional paid-in-capital	53,754	28,307
Accumulated deficit	(33,624)	(34,158)
Treasury stock, 225 shares at cost	(2)	(2)
Total stockholders' equity (deficit)	26,897	(5,846)

Total liabilities and stockholders' equity (deficit)	$36,065	$35,826

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Revenue	$4,184	$2,669	$7,036	$6,777

Expenses:
Operating expenses	2,619	2,308	4,559	5,349
Depreciation and amortization	922	1,393	1,849	2,834
Selling, general and administrative expenses	1,277	1,300	1,818	2,686
Reduction in value of assets	-	543	40	843
Total expenses	4,818	5,544	8,266	11,712

Loss from continuing operations	(634)	(2,875)	(1,230)	(4,935)

Other expense (income):
Interest expense, net	3	560	16	1,148
Interest expense - Pelican	384	-	595	-
Gain on extinguishment of debt and other liabilities	-	-	(2,387)	-
Total other expense (income)	387	560	(1,776)	1,148

Income (loss) from continuing operations before income taxes	(1,021)	(3,435)	546	(6,083)

Income tax expense (benefit)	3	(1,636)	12	(2,534)
Net income (loss) from continuing operations	(1,024)	(1,799)	534	(3,549)

Loss from discontinued operations, net of income taxes	-	1,257	-	1,382
Net income (loss)	(1,024)	(3,056)	534	(4,931)

Preferred stock dividends	-	181	63	359
Accretion of preferred stock, net	-	(33)	-	(62)
Net income (loss) available to common stockholders	$(1,024)	$(3,204)	$471	$(5,228)

Basic earnings per share information:
Net income (loss) from continuing operations available to common stockholders	$(0.07)	$(0.29)	$0.04	$(0.57)
Loss from discontinued operations, net of income taxes	-	(0.19)	-	(0.21)

Net income (loss) available to common stockholders	$(0.07)	$(0.48)	$0.04	$(0.78)

Weighted-average shares - basic	13,818,795	6,706,814	12,600,721	6,706,814

Diluted earnings per share information:
Net income (loss) from continuing operations available to common stockholders	$(0.07)	$(0.29)	$0.01	$(0.57)
Loss from discontinued operations, net of income taxes	-	(0.19)	-	(0.21)

Net income (loss) available to common stockholders	$(0.07)	$(0.48)	$0.01	$(0.78)

Weighted-average shares - diluted	13,818,795	6,706,814	60,880,655	6,706,814

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands, except share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Stock	Total

Balance as of January 1, 2017	-	$-	6,707,039	$7	$28,307	$(34,158)	$(2)	$(5,846)

Preferred stock dividends	-	-	-	-	(63)	-	-	(63)
Issuance of common shares in exchange for the
extinguishment of debt and other liabilities (note 3)	-	-	1,657,494	2	197	-	-	199
Issuance of common shares in exchange for the
extinguishment of redeemable preferred stock (note 3)	-	-	5,454,487	5	15,031	-	-	15,036
Issuance of preferred shares in exchange for the
extinguishment of debt and other liabilities - Pelican (note 3)	16,092	6,435	-	-	9,657	-	-	16,092
Issuance of preferred shares in exchange for an
amendment to credit facility	1,200	320	-	-	-	-	-	320
Issuance of stock options	-	-	-	-	625	-	-	625
Net income	-	-	-	-	-	534	-	534
Balance as of June 30, 2017	17,292	$6,755	13,819,020	$14	$53,754	$(33,624)	$(2)	$26,897

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2017	2016
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$534	$(4,931)
Less: Loss from discontinued operations, net of income taxes	-	1,382
Net income (loss) from continuing operations	534	(3,549)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,849	2,834
Amortization of deferred loan costs	-	173
Reduction in value of assets	40	843
Stock-based compensation	625	-
Bad debt expense	35	34
Fair value adjustments to contingent payment liability	-	(206)
Gain on extinguishment of debt and other liabilities	(2,387)	-
Debt modification fee	320	-
Deferred taxes	-	(2,550)
Changes in operating assets and liabilities:
Receivables	(1,867)	2,257
Prepaid expenses and other assets	299	545
Accounts payable, accrued expenses and other liabilities	602	(266)
Accrued interest and other - Pelican	170	-
Net cash provided by continuing operations	220	115
Net cash used in discontinued operations	-	(18)
Net cash provided by operating activities	220	97

Cash flows from investing activities:
Purchases of property and equipment	(915)	(264)
Proceeds from disposal of property and equipment	15	459
Net cash provided by (used in) continuing operations	(900)	195
Net cash provided by discontinued operations	-	39
Net cash provided by (used in) investing activities	(900)	234

Cash flows from financing activities:
Borrowings on long-term debt - Pelican	525	-
Repayment of long-term debt	(5)	(307)
Net cash provided by (used in) continuing operations	520	(307)
Net cash used in discontinued operations	-	(5)
Net cash provided by (used in) financing activities	520	(312)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(160)	19
Cash, cash equivalents, and restricted cash, beginning of period	711	497
Cash, cash equivalents, and restricted cash, end of period	$551	$516

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

On April 15, 2014, we acquired the equity interests of United Centrifuge, LLC (“United”) as well as certain assets used in United’s business that were owned by related parties of United (collectively the “United Acquisition”). In connection with the United Acquisition, United merged with and into Aly Centrifuge Inc. (“Aly Centrifuge”), a wholly-owned subsidiary of Aly Energy. Aly Centrifuge operates within the solids control and fluids management sectors of the oilfield services and rental equipment industry, offering its customers the option of renting centrifuges and auxiliary solids control equipment without personnel or the option of paying for a full-service solids control package which includes operators on-site 24 hours a day.

Discontinued Operations

In July 2014, we acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”), an operator of Measurement-While-Drilling (“MWD”) downhole tools. From July 2014 through October 2016, Evolution provided directional drilling and MWD services to a variety of exploration and production companies. On October 26, 2016, we abandoned these operations as a part of a restructuring transaction. The abandonment of these operations meets the criteria established for recognition as discontinued operations under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Therefore, the financial results of our directional drilling and MWD services are presented as discontinued operations in the Company’s condensed consolidated financial statements. The results of the discontinued operations are included in the line item “Loss from discontinued operations, net of income taxes” on the condensed consolidated statements of operations for all periods presented. Cash flows from discontinued operations appear in the line items “Net cash provided by (used in) discontinued operations” on the condensed consolidated statements of cash flows.

Basis of Presentation

Aly Energy has three wholly-owned subsidiaries, Aly Operating Inc. (“Aly Operating”) of which Austin Chalk is a wholly-owned subsidiary, Aly Centrifuge and Evolution. We operate as one business segment which services customers within the United States.

The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, the related condensed consolidated statements of operations for each of the three- and six-month periods ended June 30, 2017 and 2016, stockholders’ equity (deficit) for the six months ended June 30, 2017, and cash flows for each of the six-month periods ended June 30, 2017 and 2016. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

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

Subsequent Events

We conducted our subsequent events review through the date these condensed consolidated financial statements were filed with the U.S. Securities and Exchange Commission ("SEC").

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

Subsequent to the Recapitalization, we entered into several further amendments to capitalize on improved market conditions and increased activity in our business:

•	Amendment No. 1, effective March 1, 2017, provided for a delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures. The agreement permitted us to draw on the delayed draw term loan from time-to-time up until the maturity date of the facility in order to fund up to 80% of the cost of capital expenditures subject to a $0.5 million limit on aggregate borrowings.
•	Amendment No. 2, effective May 23, 2017, increased the maximum revolving credit amount from $1.0 million to $1.8 million and extended the final maturity date of the facility to December 31, 2019. In consideration of the increase in the revolving credit facility and the extension of the final maturity date, we agreed to issue to Pelican, the lender, as an amendment fee, 1,200 shares of our Series A convertible preferred stock. See further discussion in “Note 7 – Controlling Shareholder and Other Related Party Transactions”.
•	Amendment No. 3, effective June 15, 2017, modified maximum potential borrowings under each of the revolving credit facility and the delayed draw term loan without changing the aggregate available borrowings under the credit facility. The amendment reduced the maximum revolving credit amount from $1.8 million to $1.0 million and increased the maximum delayed draw loan borrowings from $0.5 million to $1.3 million and the amendment also increased permitted draws on the delayed draw loan from 80% of the cost of capital expenditures being funded to 90% of the cost of capital expenditures being funded.

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

Severance Expense – Operational Restructuring

During 2016 and 2015, the Company recorded $0.5 million and $0.3 million, respectively, in charges relating to severance due to the significant downturn in the industry. The accrued severance liability balance was $0.7 million as of June 30, 2017.

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

NOTE 4 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)

Machinery and equipment	$31,978	$31,541
Vehicles, trucks and trailers	4,275	4,523
Office furniture, fixtures and equipment	546	544
Leasehold improvements	203	203
Buildings	212	212
	37,214	37,023

Less: Accumulated depreciation and amortization	(10,032)	(8,807)
	27,182	28,216

Assets not yet placed in service	365	10
Property and equipment, net	$27,547	$28,226

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2017 and 2016 was $0.7 million and $1.0 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2017 and 2016 was $1.4 million and $2.1 million, respectively.

Repurchase of Assets - Recapitalization

In 2016, and as a part of the Recapitalization, we sold certain excess equipment and vehicles. In June 2017, we repurchased $0.3 million of certain equipment to be deployed and utilized for operations. Upon repurchase, the cost basis for these assets was recorded at the fair value for which they were sold in the transaction and, accordingly, there was no step-up in basis.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Non-Compete	Total

As of June 30, 2017 (unaudited):
Cost	$5,323	$2,174	$491	$7,988
Less: Accumulated amortization	(2,165)	(858)	(458)	(3,481)
Net book value	$3,158	$1,316	$33	$4,507

As of December 31, 2016:
Cost	$5,323	$2,174	$492	$7,989
Less: Accumulated amortization	(1,900)	(749)	(409)	(3,058)
Net book value	$3,423	$1,425	$83	$4,931

Total amortization expense for the three months ended June 30, 2017 and 2016 was approximately $0.2 million and $0.4 million, respectively. Total amortization expense for the six months ended June 30, 2017 and 2016 was approximately $0.4 million and $0.8 million, respectively.

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

Subsequent to the Recapitalization, we entered into several further amendments to capitalize on improved market conditions and increased activity in our business:

•	Amendment No. 1, effective March 1, 2017, provided for a delayed draw term loan to be added to the Pelican Credit Facility for the purpose of financing capital expenditures. The amendment permitted us to draw on an added delayed draw term loan from time-to-time up until December 31, 2018 in order to fund up to 80% of the cost of capital expenditures subject to a $0.5 million limit on aggregate borrowings.
•	Amendment No. 2, effective May 23, 2017, increased the maximum revolving credit amount from $1.0 million to $1.8 million and extended the final maturity date of the facility to December 31, 2019. In consideration of the increase in the revolving credit facility and the extension of the final maturity date, we agreed to issue to Pelican an amendment fee of 1,200 shares of our Series A convertible preferred stock. See further discussion in “Note 7 – Controlling Shareholder and Other Related Party Transactions”.
•	Amendment No. 3, effective June 15, 2017, modified maximum potential borrowings under each of the revolving credit facility and the delayed draw term loan without changing the aggregate available borrowings under the credit facility. The amendment reduced the maximum revolving credit amount from $1.8 million to $1.0 million and increased the maximum delayed draw loan borrowings from $0.5 million to $1.3 million and the amendment also increased permitted draws on the delayed draw loan from 80% of the cost of capital expenditures being funded to 90% of the cost of capital expenditures being funded.

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

Long-term debt – Pelican consists of the following (in thousands):

	June 30, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term
	(unaudited)

Credit facility
Term loan	$-	$5,027	$13,339	$-
Revolving credit facility	-	750	-	-
Delayed draw term loan	-	275	4,433	-
Line of credit - Pelican	-	-	494	-
Equipment financing and capital leases	-	-	614	1,315
Total	$-	$6,052	$18,880	$1,315

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

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares) for the six months ended June 30, 2017:

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock
	(unaudited)

January 1, 2017	$4,924	4,000,000	$4,924
Accrued dividends	21	-	21
Exchange for common stock in connection with Recapitalization	(4,945)	(4,000,000)	(4,945)
June 30, 2017	$-	-	$-

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

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares) for the six months ended June 30, 2017:

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock
	(unaudited)

January 1, 2017	$10,080	8,876	$10,080
Accrued dividends	42	-	42
Exchange for common stock in connection with Recapitalization	(10,122)	(8,876)	(10,122)
June 30, 2017	$-	-	$-

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

On May 23, 2017 and in consideration of the increase in the revolving credit facility and the extension of the maturity date of December 31, 2019, the Company agreed to issue Pelican an amendment fee of 1,200 shares of our Series A convertible preferred stock. Given the nature of the related party relationship between the Company and Pelican, the debt modification fee was accounted for as a capital transaction whereby we issued Series A convertible preferred stock in exchange for the modification of our Pelican Credit Facility which resulted in a debt modification fee equal to the estimated fair value of the equity interest granted. The share price of common stock as of May 23, 2017 of $0.08 per share was used as the basis of fair value for the equity interested granted. The debt modification fee is included in “Interest expense – Pelican” on the condensed consolidated statement of operations recorded as an “Issuance of preferred shares in exchange for the amendment to credit facility - Pelican” on the condensed consolidated statement of changes in stockholders’ equity (deficit).

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

For the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2016, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the six months ended June 30, 2017 is shown below (in thousands, except for shares):

For the Six Months Ended June 30,
2017
(unaudited)
Numerator:
Net income from continuing operations	$534
Less: Aly Operating Redeemable Preferred Stock dividends	(21)
Numerator for diluted earnings per share - continuing operations	513
Less: Loss from discontinued operations, net of income taxes	-
Numerator for diluted earnings per share	513

Numerator for diluted earnings per share - continuing operations	513
Less: Aly Centrifuge Redeemable Preferred Stock dividends	(42)
Numerator for basic earnings per share - continuing operations	471
Less: Loss from discontinued operations, net of income taxes	-
Numerator for basic earnings per share	$471

Denominator: (1)
Weighted average shares used in basic earnings per share	12,600,721
Effect of dilutive shares:
Aly Centrifuge Redeemable Preferred Stock (2)	108,586
Series A Convertible Preferred Stock	45,283,397
Stock options	2,887,951
Weighted average shares used in diluted earnings per share	60,880,655

Basic earnings per share - continuing operations	$0.04
Basic earnings per share - discontinued operations	$-
Diluted earnings per share - continuing operations	$0.01
Diluted earnings per share - discontinued operations	$-

________

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

Securities excluded from the computation of basic and diluted earnings per share are shown below:

For the Six Months Ended June 30,
2017
(unaudited)

Unvested stock options (1)	235,576

Aly Operating Redeemable Preferred Stock (2)	-

________

(1) The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan. As of March 31, 2017, the stock options were unvested.

(2) Prior to January 31, 2017, the Aly Operating Redeemable Preferred Stock was exchangeable only upon the occurrence of certain events, as defined in the Aly Operating Redeemable Preferred Stock Agreement. Upon occurrence of such events, the Aly Operating Redeemable Preferred Stock could have been, at the holder's option, converted into common shares. The conversion ratio, determined by a calculation defined in the agreement of which the components included trailing twelve-month financial performance and magnitude of investment in new equipment, remained undeterminable until an event would cause the Aly Operating Redeemable Preferred Stock to become exchangeable. In connection with the Recapitalization, the Aly Operating Redeemable Preferred Stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017.

NOTE 9 — STOCK-BASED COMPENSATION

Stock Options

Effective April 4, 2017, the 2017 Stock Option Plan (the “2017 Plan”) was approved by the board of directors. On May 30, we granted approximately 16.9 million common shares under the 2017 Plan which was the maximum amount authorized. The option contract term is 10 years and the exercise price is $0.10. The options vested and became exercisable immediately upon grant. The fair value of the award was estimated using a Black-Scholes fair value model. The valuation of stock options requires us to estimate the expected term of award, which was estimated using the simplified method, as the Company does not have sufficient historical exercise information. Additionally, the valuation of stock option awards is also dependent on historical stock price volatility. In view of our being listed on the pink sheets, volatility was calculated based on historical stock price volatility of the Company’s peer group. As a result, we recorded share-based compensation of $0.6 million for the full value of the grant as a component of selling, general and administrative expenses during the three months ended June 30, 2017.

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	For the Six Months Ended June 30,
	2017	2016
	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid for interest	$108	$585
Cash paid for income taxes, net	35	5

Non-cash investing and financing activities:
Accretion of preferred stock liquidation preference, net	$-	$62
Paid-in-kind dividends on preferred stock	63	359
Returned equipment to lessor in exchange for release from capital lease obligation	91	-
Principal payments financed through disposition of assets	23	-
Extinguishment of debt and other liabilities in exchange for common stock in connection with Recapitalization	2,586	-
Extinguishment of redeemable preferred stock in exchange for common stock in connection with Recapitalization	15,036	-
Extinguishment of debt and other liabilities - Pelican in exchange for Series A convertible preferred stock	16,092	-

NOTE 11 — NEW ACCOUNTING STANDARDS

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

Overview of Our Business

We are a provider of solids control systems and surface rental equipment. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes centrifuges and auxiliary solids control equipment, mud circulating tanks (400- and 500-barrel capacity) and auxiliary surface rental equipment, portable mud mixing plants and containment systems. In conjunction with the rental of some of our solids control packages, we provide personnel at the customer’s well site to operate our equipment. We also provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location. We operate primarily in Texas (West Texas and South Texas), Oklahoma, New Mexico, and Louisiana. Our primary operating yards, shop and repair facilities, and division management are located in Giddings, Texas, San Angelo, Texas, and Houston, Texas.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Components of EBITDA:
Net income (loss)	$(1,024)	$(3,056)	$534	$(4,931)
Less: Loss from discontinued operations, net of income taxes	-	1,257	-	1,382
Net income (loss) from continuing operations	(1,024)	(1,799)	534	(3,549)

Non-GAAP adjustments:
Depreciation and amortization	922	1,393	1,849	2,834
Interest expense, net	3	560	16	1,148
Interest expense, net - Pelican	384	-	595	-
Income tax expense (benefit)	3	(1,636)	12	(2,534)
EBITDA	288	(1,482)	3,006	(2,101)

Adjustments to EBITDA:
Reduction in value of assets	-	543	40	843
Gain on extinguishment of debt and other liabilities	-	-	(2,387)	-
Expenses in connection with lender negotiations and Recapitalization	59	96	65	106
Employee-related reorganization expenses, including severance	-	456	-	456
Bad debt expense	20	13	35	34
Settlements and other losses	8	10	30	63
Fair value adjustments to contingent payment liability	-	(227)	-	(206)
Stock-based compensation	625	-	625	-
Adjusted EBITDA	$1,000	$(591)	$1,414	$(805)

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

Subsequent to the Recapitalization, we entered into several further amendments to capitalize on improved market conditions and increased activity in our business:

•	Amendment No. 1, effective March 1, 2017, provided for a delayed draw term loan to be added to the credit facility for the purpose of financing capital expenditures. The agreement permitted us to draw on the delayed draw term loan from time-to-time up until the maturity date of the facility in order to fund up to 80% of the cost of capital expenditures subject to a $0.5 million limit on aggregate borrowings.
•	Amendment No. 2, effective May 23, 2017, increased the maximum revolving credit amount from $1.0 million to $1.8 million and extended the final maturity date of the facility to December 31, 2019. In consideration of the increase in the revolving credit facility and the extension of the final maturity date, we agreed to issue to Pelican, the lender, as an amendment fee, 1,200 shares of our Series A convertible preferred stock. See further discussion in “Note 7 – Controlling Shareholder and Other Related Party Transactions” in the notes to our condensed consolidated financial statements included elsewhere in this document.
•	Amendment No. 3, effective June 15, 2017, modified maximum potential borrowings under each of the revolving credit facility and the delayed draw term loan without changing the aggregate available borrowings under the credit facility. The amendment reduced the maximum revolving credit amount from $1.8 million to $1.0 million and increased the maximum delayed draw loan borrowings from $0.5 million to $1.3 million and the amendment also increased permitted draws on the delayed draw loan from 80% of the cost of capital expenditures being funded to 90% of the cost of capital expenditures being funded.

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

Results of Operations

Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table summarizes the change in our results of operations for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 (in thousands):

	For the Three Months Ended June 30,				Variance
	2017	% of Revenue	2016	% of Revenue	$	%
	(unaudited)		(unaudited)
Revenue	$4,184	100.0%	$2,669	100.0%	$1,515	56.8%
Expenses:
Operating expenses	2,619	62.6%	2,308	86.5%	311	13.5%
Depreciation and amortization	922	22.0%	1,393	52.2%	(471)	-33.8%
Selling, general and administrative expenses	1,277	30.5%	1,300	48.7%	(23)	-1.8%
Reduction in value of assets	-	0.0%	543	20.3%	(543)	-100.0%
Total expenses	4,818	115.2%	5,544	207.7%	(726)	-13.1%
Loss from continuing operations	(634)	NM	(2,875)	NM	2,241	NM
Other expense:
Interest expense, net	3	0.1%	560	13.4%	(557)	-99.5%
Interest expense - Pelican	384	9.2%	-	0.0%	384	NM
Total other expense	387	9.2%	560	13.4%	(173)	-30.9%
Loss from continuing operations before income taxes	(1,021)	NM	(3,435)	NM	2,414	-70.3%
Income tax expense (benefit)	3	0.1%	(1,636)	NM	1,639	NM
Net loss from continuing operations	(1,024)	NM	(1,799)	NM	775	NM
Loss from discontinued operations, net of income taxes	-	0.0%	1,257	47.1%	(1,257)	NM
Net loss	$(1,024)	NM	$(3,056)	NM	$2,032	NM

Overview. Our results of operations depend on the demand for our services and our ability to provide high quality equipment and service to satisfy that demand while maintaining an efficient cost structure. During the three months ended June 30, 2017, the average U.S. land-based rig count was approximately 850 compared to less than 400 for the three months ended June 30, 2016. The substantial increase in rig count was heavily concentrated in Texas, particularly in the Permian Basin, and our operations in Texas expanded significantly year-over-year. The increase in demand for our services in Texas was offset by the decrease in revenue from the northeast region where we ceased operations during the fourth quarter of 2016. During the second quarter of 2017, the financial results reflect the benefit of minimal variable and fixed costs in the northeast and increased efficiencies year-over-year due to extensive cost cuts during 2016.

Revenue. Our revenue for the three months ended June 30, 2017 was $4.2 million, an increase of 56.8%, compared to $2.7 million for the three months ended June 30, 2016. The primary driver of the improvement was an increase in utilization of our equipment and services in Texas, primarily in the Permian Basin, due to increased demand. In addition, we were able to increase pricing on our primary surface rental products by approximately 10% when comparing the three months ended June 30, 2017 to the three months ended June 30, 2016. The substantial increase in activity in our Texas operations was partially offset by the elimination of revenue generated from the northeast region due to our decision to cease operations in that area in the fourth quarter of 2016.

Operating Expenses. Our operating expenses for the three months ended June 30, 2017 increased to $2.6 million, or 62.6% of revenue, from $2.3 million, or 86.5% of revenue, for the three months ended June 30, 2016. The 13.5% increase in operating expenses was significantly less than the 56.8% increase in revenue which reflects the substantial efficiencies achieved through our cost cuts in 2016 (see further discussion of cost cuts in “Operational Restructuring” section above). We also benefitted from the decline in variable and fixed costs associated with our decision to cease operations in the northeast in the fourth quarter of 2016.

Depreciation and Amortization. Depreciation and amortization expense decreased 33.8% to $0.9 million for the three months ended June 30, 2017 compared to $1.4 million for the three months ended June 30, 2016. The decrease is due primarily to the disposition of assets to Tiger in connection with the Recapitalization (see further discussion in “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained flat at $1.3 million but decreased to 30.5% of revenue for the three months ended June 30, 2017 from 48.7% of revenue for the three months ended June 30, 2016. The significant decline in selling, general and administrative expenses as a percentage of revenue reflects our ability to maintain an efficient and lean overhead cost structure while experiencing significant increases in activity. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of approximately $0.7 million and $0.3 million during the three months ended June 30, 2017 and 2016, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Interest Expense, net. Interest expense was reduced to approximately $3,000 for the three months ended June 30, 2017 compared to $0.6 million for the three months ended June 30, 2016. The $0.6 million decrease is due primarily to the impact of the Recapitalization.

Interest Expense – Pelican. During the three months ended June 30, 2017, we recorded $0.4 million of interest expense due to Pelican, a related party, which consisted primarily of a debt modification fee of $0.3 million. The debt modification fee reflects the value of 1,200 shares of our Series A convertible preferred stock issued to Pelican in exchange for an amendment to our credit facility. The amendment increased the maximum revolving credit amount and extended the final maturity date of the facility.

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense is from Texas Margin Tax. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Losses from discontinued operations, net of income taxes, were $1.3 million during the three months ended June 30, 2016. The operations were completely abandoned by December 31, 2016 and there was no income or loss from discontinued operations during the three months ended June 30, 2017.

Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table summarizes the change in our results of operations for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016 (in thousands):

	For the Six Months Ended June 30,				Variance
	2017	% of Revenue	2016	% of Revenue	$	%
	(unaudited)		(unaudited)
Revenue	$7,036	100.0%	$6,777	100.0%	$259	3.8%
Expenses:
Operating expenses	4,559	64.8%	5,349	78.9%	(790)	-14.8%
Depreciation and amortization	1,849	26.3%	2,834	41.8%	(985)	-34.8%
Selling, general and administrative expenses	1,818	25.8%	2,686	39.6%	(868)	-32.3%
Reduction in value of assets	40	0.6%	843	12.4%	(803)	-95.3%
Total expenses	8,266	117.5%	11,712	172.8%	(3,446)	-29.4%
Loss from continuing operations	(1,230)	NM	(4,935)	NM	3,705	NM
Other expense (income):
Interest expense, net	16	0.2%	1,148	16.3%	(1,132)	-98.6%
Interest expense - Pelican	595	8.4%	-	0.0%	595	NM
Gain on extinguishment of debt and other liabilities	(2,387)	NM	-	0.0%	(2,387)	NM
Total other expense (income)	(1,776)	NM	1,148	16.3%	(2,924)	NM
Income (loss) from continuing operations before income taxes	546	7.8%	(6,083)	NM	6,629	NM
Income tax expense (benefit)	12	0.2%	(2,534)	NM	2,546	NM
Net income (loss) from continuing operations	534	7.6%	(3,549)	NM	4,083	NM
Loss from discontinued operations, net of income taxes	-	0.0%	1,382	20.4%	(1,382)	NM
Net income (loss)	$534	7.6%	$(4,931)	NM	$5,465	NM

Overview. Our results of operations depend on the demand for our services and our ability to provide high quality equipment and service to satisfy that demand while maintaining an efficient cost structure. During the six months ended June 30, 2017, the average U.S. land-based rig count was approximately 750, an increase of over 250 rigs when compared to less than 500 for the six months ended June 30, 2016. The increase in rig count was heavily concentrated in Texas, particularly in the Permian Basin, and our operations in Texas expanded throughout the first six months of 2017 in conjunction with the increase in rig count.

Revenue. Our revenue for the six months ended June 30, 2017 was $7.0 million, an increase of 3.8%, compared to $6.8 million for the six months ended June 30, 2016. Although there was an increase in demand during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, the increases were heavily weighted towards the end of the period so the full benefit is not reflected when comparing the financial results of the six-month periods. In addition, the increases in demand and activity in Texas were offset by the elimination of revenue generated from the northeast region due to our decision to cease operations in that area in the fourth quarter of 2016.

Operating Expenses. Our operating expenses for the six months ended June 30, 2017 decreased to $4.6 million, or 64.8% of revenue, from $5.3 million, or 78.9% of revenue, for the six months ended June 30, 2016. Our ability to reduce operating expenses by 14.8% year-over-year while revenue remained flat illustrates the substantial efficiencies achieved through our cost cuts in 2016 (see further discussion of cost cuts in “Operational Restructuring” section above). We also benefitted from the decline in variable and fixed costs associated with our decision to cease operations in the northeast in the fourth quarter of 2016.

Depreciation and Amortization. Depreciation and amortization expense decreased 34.8% to $1.8 million for the six months ended June 30, 2017 compared to $2.8 million for the six months ended June 30, 2016. The decrease is due primarily to the disposition of assets to Tiger in connection with the Recapitalization (see further discussion in “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.8 million, or 25.8% of revenue, for the six months ended June 30, 2017 from $2.7 million, or 39.6% of revenue, for the six months ended June 30, 2016. The 32.3% decline in expenses reflects the severe cost cutting initiatives started in 2015 which continued throughout 2016. These initiatives, implemented in response to the massive downturn in the industry, included headcount and wage rate decreases, the reduction of executive management salaries and elimination of bonuses, and significant reductions in travel, entertainment and office expense. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of approximately $0.7 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Interest Expense, net. Interest expense was reduced to approximately $16,000 for the six months ended June 30, 2017 compared to $1.1 million for the six months ended June 30, 2016. The decrease is due primarily to the impact of the Recapitalization.

Interest Expense – Pelican. During the six months ended June 30, 2017, we recorded $0.6 million of interest expense due to Pelican, a related party, which consisted primarily of a debt modification fee of $0.3 million. The debt modification fee reflects the value of 1,200 shares of our Series A convertible preferred stock issued to Pelican in exchange for an amendment to our credit facility. The amendment increased the maximum revolving credit amount and extended the final maturity date of the facility.

Gain on Extinguishment of Debt and Other Liabilities. During the six months ended June 30, 2017, we recorded a gain on extinguishment of debt and other liabilities of $2.4 million due to our troubled debt restructuring in connection with the Recapitalization (see further discussion in “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense is from Texas Margin Tax. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Losses from discontinued operations, net of income taxes, were $1.4 million during the six months ended June 30, 2016. The operations were completely abandoned by December 31, 2016 and there was no income or loss from discontinued operations during the six months ended June 30, 2017.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Operating activities provided $0.2 million in cash during the six months ended June 30, 2017 compared to providing $0.1 million of cash during the six months ended June 30, 2016 due to improved operating results after adjusting net income for non-cash items offset by increases in working capital resulting from our rapid growth in 2017.

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

While as of June 30, 2017, our liquidity was increased by the Recapitalization, we have continued to use our sources of liquidity to fund working capital needs resulting from the increase in activity and, to a lesser extent, to purchase equipment needed to service existing contracts. The table below reflects our liquidity as of June 30, 2017 (in thousands):

As of June 30, 2017
(unaudited)
Cash and cash equivalents	$573
Revolving facility availability (1) , (3)	250
Delayed draw term loan availability (2), (3)	975
Total liquidity	$1,798

________________

(1)	Based on eligible receivables as of June 30, 2017.

(2)	Available to finance 90% of purchase price for capital expenditures, including 90% of existing purchase commitments of $346k for eight diesel mud pumps.

(3)	With Permian Pelican LLC, our controlling shareholder.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Since 2015, our capital expenditures have been limited to maintenance capital expenditures, purchases of equipment requested by existing customers for ongoing jobs, and the acquisition of assets to replace equipment which we sub-rent to meet customer demand when our owned equipment is fully utilized. During the second quarter of 2017, due to significant increases in demand, we spent $0.3 million to repurchase certain assets which had been disposed of in connection with the Recapitalization and we spent $0.2 million on diesel mud pumps to replace the use of certain sub-rented pumps on existing jobs.

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

