Form 10-Q
period 2017-09-30
Aly Energy Services, Inc.
filed 2017-11-14
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended September 30, 2017

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Transition Period From _____________to _____________

Commission File Number 033-92894

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

At November 14, 2017, the registrant had 13,818,795 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$151	$681
Restricted cash	30	30
Receivables, net	4,049	1,448
Prepaid expenses and other current assets	82	496
Total current assets	4,312	2,655

Property and equipment, net	27,207	28,226
Intangible assets, net	4,295	4,931
Other assets	6	14

Total assets	$35,820	$35,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,278	$2,075
Accrued interest and other - Pelican	23	1,277
Current portion of long-term debt	5	1,593
Current portion of long-term debt - Pelican	-	18,880
Current portion of contingent payment liability	-	810
Total current liabilities	2,306	24,635

Long-term debt, net	-	10
Long-term debt, net - Pelican	6,127	1,315
Other long-term liabilities	516	708
Total liabilities	8,949	26,668

Commitments and contingencies

Aly Operating redeemable preferred stock	-	4,924
Aly Centrifuge redeemable preferred stock	-	10,080
	-	15,004

Stockholders' equity (deficit)
Series A convertible preferred stock of $0.001 par value (liquidation preference of $17,292) Authorized - 20,000; Issued and outstanding - 17,292 as of September 30, 2017 Authorized, issued, and outstanding - none as of December 31, 2016	6,755	-
Preferred stock of $0.001 par value Authorized - 9,980,000; none issued and outstanding as of September 30, 2017 Authorized - 10,000,000; none issued and outstanding as of December 31, 2016	-	-
Common stock of $0.001 par value Authorized - 25,000,000; Issued - 13,819,020; Outstanding - 13,818,795 as of September 30, 2017 Authorized - 25,000,000; Issued - 6,707,039; Outstanding - 6,706,814 as of December 31, 2016	14	7
Additional paid-in-capital	53,754	28,307
Accumulated deficit	(33,650)	(34,158)
Treasury stock, 225 shares at cost	(2)	(2)
Total stockholders' equity (deficit)	26,871	(5,846)

Total liabilities and stockholders' equity (deficit)	$35,820	$35,826

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Revenue	$4,143	$2,071	$11,179	$8,848

Expenses:
Operating expenses	2,608	1,537	7,167	6,886
Depreciation and amortization	944	1,328	2,793	4,162
Selling, general and administrative expenses	522	841	2,340	3,527
Reduction in value of assets	18	787	58	1,630
Total expenses	4,092	4,493	12,358	16,205

Income (loss) from continuing operations	51	(2,422)	(1,179)	(7,357)

Other expense (income):
Interest expense, net	2	629	18	1,777
Interest expense - Pelican	69	-	664	-
Gain on extinguishment of debt and other liabilities	-	-	(2,387)	-
Total other expense (income)	71	629	(1,705)	1,777

Income (loss) from continuing operations before income taxes	(20)	(3,051)	526	(9,134)

Income tax expense (benefit)	6	(872)	18	(3,406)
Net income (loss) from continuing operations	(26)	(2,179)	508	(5,728)

Loss (income) from discontinued operations, net of income taxes	-	(37)	-	1,345
Net income (loss)	(26)	(2,142)	508	(7,073)

Preferred stock dividends	-	183	63	542
Accretion of preferred stock, net	-	(32)	-	(94)
Net income (loss) available to common stockholders	$(26)	$(2,293)	$445	$(7,521)

Basic earnings per share information:
Net income (loss) from continuing operations available to common stockholders	$0.00	$(0.35)	$0.03	$(0.92)
Income (loss) from discontinued operations, net of income taxes	-	0.01	-	(0.20)

Net income (loss) available to common stockholders	$0.00	$(0.34)	$0.03	$(1.12)

Weighted-average shares - basic	13,818,795	6,706,814	13,011,207	6,706,814

Diluted earnings per share information:
Net income (loss) from continuing operations available to common stockholders	$0.00	$(0.35)	$0.01	$(0.92)
Income (loss) from discontinued operations, net of income taxes	-	0.01	-	(0.20)

Net income (loss) available to common stockholders	$0.00	$(0.34)	$0.01	$(1.12)

Weighted-average shares - diluted	13,818,795	6,706,814	70,123,810	6,706,814

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands, except share amounts)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Treasury Stock	Total

Balance as of January 1, 2017	-	$-	6,707,039	$7	$28,307	$(34,158)	$(2)	$(5,846)
Preferred stock dividends	-	-	-	-	(63)	-	-	(63)
Issuance of common shares in exchange for the extinguishment of debt and other liabilities (note 3)	-	-	1,657,494	2	197	-	-	199
Issuance of common shares in exchange for the extinguishment of redeemable preferred stock (note 3)	-	-	5,454,487	5	15,031	-	-	15,036
Issuance of preferred shares in exchange for the extinguishment of debt and other liabilities - Pelican (note 3)	16,092	6,435	-	-	9,657	-	-	16,092
Issuance of preferred shares in exchange for an amendment to credit facility	1,200	320	-	-	-	-	-	320
Issuance of stock options	-	-	-	-	625	-	-	625
Net income	-	-	-	-	-	508	-	508
Balance as of September 30, 2017	17,292	$6,755	13,819,020	$14	$53,754	$(33,650)	$(2)	$26,871

See accompanying notes to condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$508	$(7,073)
Less: Loss from discontinued operations, net of income taxes	-	1,345
Net income (loss) from continuing operations	508	(5,728)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,793	4,162
Amortization of deferred loan costs	-	250
Reduction in value of assets	58	1,630
Stock-based compensation	625	-
Bad debt expense	56	44
Fair value adjustments to contingent payment liability	-	(198)
Gain on extinguishment of debt and other liabilities	(2,387)	-
Debt modification fee	320	-
Deferred taxes	-	(3,426)
Changes in operating assets and liabilities:
Receivables	(2,657)	2,809
Prepaid expenses and other assets	391	737
Accounts payable, accrued expenses and other liabilities	287	(209)
Accrued interest and other - Pelican	193	-
Net cash provided by continuing operations	187	71
Net cash used in discontinued operations	-	(5)
Net cash provided by operating activities	187	66

Cash flows from investing activities:
Purchases of property and equipment	(1,325)	(330)
Proceeds from disposal of property and equipment	15	766
Net cash provided by (used in) continuing operations	(1,310)	436
Net cash provided by discontinued operations	-	39
Net cash provided by (used in) investing activities	(1,310)	475

Cash flows from financing activities:
Borrowings on long-term debt - Pelican	600	-
Repayment of long-term debt	(7)	(628)
Net cash provided by (used in) continuing operations	593	(628)
Net cash used in discontinued operations	-	(7)
Net cash provided by (used in) financing activities	593	(635)

Net decrease in cash, cash equivalents, and restricted cash	(530)	(94)
Cash, cash equivalents, and restricted cash, beginning of period	711	497
Cash, cash equivalents, and restricted cash, end of period	$181	$403

See accompanying notes to condensed consolidated financial statements.

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

Discontinued Operations

In July 2014, we acquired all of the issued and outstanding stock of Evolution Guidance Systems Inc. (“Evolution”), an operator of Measurement-While-Drilling (“MWD”) downhole tools. From July 2014 through October 2016, Evolution provided directional drilling and MWD services to a variety of exploration and production companies. On October 26, 2016, we abandoned these operations as a part of a restructuring transaction. The abandonment of these operations meets the criteria established for recognition as discontinued operations under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Therefore, the financial results of our directional drilling and MWD services are presented as discontinued operations in the Company’s condensed consolidated financial statements. The results of the discontinued operations are included in the line item “Loss from discontinued operations, net of income taxes” on the condensed consolidated statements of operations for all periods presented. Cash flows from discontinued operations appear in the line items “Net cash provided by (used in) discontinued operations” on the condensed consolidated statements of cash flows. By December 31, 2016, the abandonment of these operations and sell-off of the assets was completed with approximately $0.2 million of remaining liabilities assumed by the continuing operations of the Company; accordingly, there was income or loss from discontinued operations during the nine months ending September 30, 2017.

Basis of Presentation

Aly Energy has three wholly-owned subsidiaries, Aly Operating Inc. (“Aly Operating”) of which Austin Chalk is a wholly-owned subsidiary, Aly Centrifuge and Evolution. We operate as one business segment which services customers within the United States.

The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, the related condensed consolidated statements of operations for each of the three- and nine-month periods ended September 30, 2017 and 2016, stockholders’ equity (deficit) for the nine months ended September 30, 2017, and cash flows for each of the nine-month periods ended September 30, 2017 and 2016. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenue and expenses recognized during the reporting period. Areas where critical accounting estimates are made by management include:

•	Allowance for doubtful accounts,
•	Depreciation and amortization of property and equipment and intangible and other assets,
•	Impairment of property and equipment, intangible and other assets, and goodwill,
•	Litigation settlement accrual,
•	Contingent payment liability,
•	Share-based compensation, and
•	Income taxes.

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

The obligations under the credit facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit agreement contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets. The credit facility does not include any financial covenants. We are in full compliance with the credit facility as of September 30, 2017.

As of September 30, 2017, there were outstanding borrowings of $5.0 million, $0.8 million, and $0.4 million on the term loan, revolving credit facility, and delayed draw term loan, respectively. As of September 30, 2017, we have the availability to borrow an incremental $0.3 million under the revolving credit facility and, if we have capital expenditures which are eligible to be financed, an incremental $0.9 million under the delayed draw term loan to finance 90% of such expenditures.

Severance Expense – Operational Restructuring

During 2016 and 2015, the Company recorded $0.5 million and $0.3 million, respectively, in charges relating to severance due to the significant downturn in the industry. The accrued severance liability balance of $0.7 million as of December 31, 2016 was reduced to $0.5 million as a result of the settlement of certain obligations during the three months ended September 30, 2017. There have been no incremental severance charges during 2017.

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

Gain on the Extinguishment of Debt and Other Liabilities

Debt and Other Obligations Extinguished	Common Stock Issued	Gain Included in Other Expense (Income)

Subordinated Debt and accrued interest of $1.5 million and $0.3 million, respectively	1,200,000	$1.6 million

Contingent payment liability of $0.8 million	457,494	$0.8 million

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

New Credit Facility. Our new credit agreement with Pelican consists of a $5.1 million term loan and $1.0 million revolving credit facility ($5.1 million and $0.5 million outstanding as of January 31, 2017) completing the full extinguishment of our old credit facility.

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

NOTE 4 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)

Machinery and equipment	$32,691	$31,541
Vehicles, trucks and trailers	4,275	4,523
Office furniture, fixtures and equipment	547	544
Leasehold improvements	95	203
Buildings	212	212
	37,820	37,023

Less: Accumulated depreciation and amortization	(10,666)	(8,807)
	27,154	28,216

Assets not yet placed in service	53	10
Property and equipment, net	$27,207	$28,226

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2017 and 2016 was $0.7 million and $1.0 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2017 and 2016 was $2.2 million and $3.1 million, respectively.

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

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Non-Compete	Total

As of September 30, 2017 (unaudited):
Cost	$5,323	$2,174	$492	$7,989
Less: Accumulated amortization	(2,299)	(912)	(483)	(3,694)
Net book value	$3,024	$1,262	$9	$4,295

As of December 31, 2016:
Cost	$5,323	$2,174	$492	$7,989
Less: Accumulated amortization	(1,900)	(749)	(409)	(3,058)
Net book value	$3,423	$1,425	$83	$4,931

Total amortization expense for the three months ended September 30, 2017 and 2016 was approximately $0.2 million and $0.3 million, respectively. Total amortization expense for the nine months ended September 30, 2017 and 2016 was approximately $0.6 million and $1.1 million, respectively.

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

On January 31, 2017, in conjunction with the Recapitalization transaction, the line matured, and the balance was aggregated with the Aly Senior Obligations in the new credit facility with Pelican.

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

Effective January 31, 2017, the Recapitalization was completed, and the credit facility was amended in its entirety. The amended facility consisted of a term loan of $5.1 million and a revolving credit facility of up to $1.0 million (“Pelican Credit Facility”, as amended).

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

The obligations under the Pelican Credit Facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The Pelican Credit Facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The Pelican Credit Facility does not include any financial covenants. We are in full compliance with the credit facility as of September 30, 2017.

Under the Pelican Credit Facility, as of September 30, 2017, we have the availability to borrow an incremental $0.3 million under the revolving credit facility and, if we have capital expenditures which are eligible to be financed, an incremental $0.9 million under the delayed draw term loan to finance 90% of such expenditures.

Equipment Financing and Capital Leases - Pelican

Effective December 12, 2016, Pelican acquired the Aly Senior Obligations which included $1.9 million of outstanding equipment financing and capital leases plus associated accrued interest.

On January 31, 2017, in connection with the Recapitalization, the Aly Senior Obligations, including the equipment financing and capital leases, were refinanced under the Pelican Credit Facility, see “Note 3 – Recapitalization”. Future borrowings required for equipment financing are likely to be funded through the delayed term loan included in the Pelican Credit Facility.

Long-term debt – Pelican consists of the following (in thousands):

	September 30, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term
	(unaudited)

Credit facility
Term loan	$-	$5,027	$13,339	$-
Revolving credit facility	-	750	-	-
Delayed draw term loan	-	350	4,433	-
Line of credit - Pelican	-	-	494	-
Equipment financing and capital leases	-	-	614	1,315
Total	$-	$6,127	$18,880	$1,315

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

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares) for the nine months ended September 30, 2017:

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock
	(unaudited)

January 1, 2017	$4,924	4,000,000	$4,924
Accrued dividends	21	-	21
Exchange for common stock in connection with Recapitalization	(4,945)	(4,000,000)	(4,945)
September 30, 2017	$-	-	$-

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

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares) for the nine months ended September 30, 2017:

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock
	(unaudited)

January 1, 2017	$10,080	8,876	$10,080
Accrued dividends	42	-	42
Exchange for common stock in connection with Recapitalization	(10,122)	(8,876)	(10,122)
September 30, 2017	$-	-	$-

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

For the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2016, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the nine months ended September 30, 2017 is shown below (in thousands, except for shares):

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017		2017
	(unaudited)		(unaudited)
Numerator:		Denominator: (1)
Net income from continuing operations	$508	Weighted average shares used in basic earnings per share	13,011,207
Less: Aly Operating Redeemable Preferred Stock dividends	(21)	Effect of dilutive shares:
Numerator for diluted earnings per share - continuing operations	487	Aly Centrifuge Redeemable Preferred Stock (2)	71,993
Less: Loss from discontinued operations, net of income taxes	-	Series A Convertible Preferred Stock	49,443,487
Numerator for diluted earnings per share	487	Stock options	7,597,123
		Weighted average shares used in diluted earnings per share	70,123,810
Numerator for diluted earnings per share - continuing operations	487
Less: Aly Centrifuge Redeemable Preferred Stock dividends	(42)	Basic earnings per share - continuing operations	$0.03
Numerator for basic earnings per share - continuing operations	445	Basic earnings per share - discontinued operations	$-
Less: Loss from discontinued operations, net of income taxes	-	Diluted earnings per share - continuing operations	$0.01
Numerator for basic earnings per share	$445	Diluted earnings per share - discontinued operations	$-

__________

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

Securities excluded from the computation of basic and diluted earnings per share are shown below:

For the Nine Months Ended
September 30, 2017
(unaudited)

Unvested stock options (1)	235,094

Aly Operating Redeemable Preferred Stock (2)	-

________

(1) The stock options vest upon the occurrence of certain events as defined in the Omnibus Incentive Plan. As of September 30, 2017, the stock options were unvested.

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

NOTE 9 — STOCK-BASED COMPENSATION

Stock Options

Effective April 4, 2017, the 2017 Stock Option Plan (the “2017 Plan”) was approved by the board of directors. On May 30, we granted approximately 16.9 million common shares under the 2017 Plan which was the maximum amount authorized. The option contract term is 10 years and the exercise price is $0.10. The options vested and became exercisable immediately upon grant. The fair value of the award was estimated using a Black-Scholes fair value model. The valuation of stock options requires us to estimate the expected term of award, which was estimated using the simplified method, as the Company does not have sufficient historical exercise information. Additionally, the valuation of stock option awards is also dependent on historical stock price volatility. In view of our being listed on the Over-the-Counter Bulletin Board, volatility was calculated based on historical stock price volatility of the Company’s peer group. As a result, we recorded share-based compensation of $0.6 million for the full value of the grant as a component of selling, general and administrative expenses during the nine months ended September 30, 2017.

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid for interest	$156	$835
Cash paid for interest - discontinued operations	-	1
Cash paid for income taxes, net	50	5

Non-cash investing and financing activities:
Accretion of preferred stock liquidation preference, net	$-	$94
Paid-in-kind dividends on preferred stock	63	542
Returned equipment to lessor in exchange for release from capital lease obligation	91	-
Principal payments financed through disposition of assets	23	-
Extinguishment of redeemable preferred stock in exchange for common stock in connection with Recapitalization	15,036	-
Extinguishment of debt and other liabilities - Pelican in exchange for Series A convertible preferred stock	16,092	-

NOTE 11 — NEW ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

In January 2017, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments should be applied on a prospective basis. The new standard is effective for the Company on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the accounting guidance as of January 1, 2017. The newly adopted accounting principle is preferable because it reduces the cost and complexity of evaluating goodwill for impairment. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). Among other things, this ASU incorporates into the FASB ASC Topic 250, SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on the financial statements of recently issued accounting standards when adopted, and specifically for ASU 2014-09, ASU 2016-02, and ASU 2016-03. If a registrant does not know or cannot reasonably estimate the impact of adoption of the above standards, the SEC staff expects the registrant to make a statement to that effect. Consistent with SAB Topic 11.M, the SEC staff also expects the registrant to provide qualitative disclosures to help users assess the significance the adoption will have on the financial statements. Other than our continued assessment of ASU 2014-09 through the date of adoption, the adoption of ASU 2017-03 did not have an impact on our financial statements.

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

In March 2016, the FASB Issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance in this ASU applies to all entities that change the terms or conditions of a share-based payment award. The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is effective for the Company beginning on January 1, 2018 and should be applied prospectively to awards modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The new standard is effective for the Company beginning on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to ASC Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the ASC Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. We are currently evaluating the impact this ASU will have on the financial position or financial statement disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The guidance in this ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The new standard is effective for the Company beginning on January 1, 2018. The Company is evaluating the effect that ASU 2016-16 will have on its condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in GAAP and align GAAP more closely with International Financial Reporting Standards (IFRS). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Entities must apply a five-step process to (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also mandates disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The disclosure requirements include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 must be adopted using either a full retrospective method or a modified retrospective method. The new standard is effective for the Company beginning on January 1, 2018.

The Company is in the process of determining the impacts the new standard will have on its various revenue streams. The Company’s approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance. The Company does not incur significant contract costs. The Company’s services and rental contracts are primarily short-term in nature, and therefore, based on the initial assessment, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements, other than the additional disclosure requirements. Remaining implementation matters include establishing new policies, procedures, controls, and quantifying any adoption date adjustments. The Company will adopt this standard on January 1, 2018 utilizing the modified retrospective method and elect to apply the revenue standard only to contracts that are not completed as of the date of initial application.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our business and results of operations together with our present financial condition. Unless otherwise noted, all discussion and analysis relate to continuing operations. This section should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in “Item 1. Condensed Consolidated Financial Statements” in this Form 10-Q.

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

Our operating costs do not fluctuate in direct proportion to changes in revenue. Our operating costs include both fixed and variable costs; although most variable costs are highly correlated with revenue and activity, certain variable costs, such as sub-rental equipment expenses and third-party trucking expenses, can be reduced as a percentage of revenue by our investment in new rental and transportation equipment.

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

The decline in both oil prices and the U.S. land-based rig count continued during the first half of 2016. Barring a few brief rallies, the price of oil bottomed out in February 2016 at less than $30 per barrel and the U.S. land-based rig count reached its low of less than 400 rigs in July 2016. After reaching its low point, the price of oil then increased steadily for several months and has hovered between $45 per barrel and $50 per barrel since June 2016. With the price of oil fairly constant for the past twelve months at a level which is economical for exploration and production operators, the U.S. land-based rig count has increased steadily, and in July 2017, the count had increased to over 900 rigs, an increase of greater than 100% compared to its low of less than 400 rigs in July 2016.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Month Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Components of EBITDA:
Net income (loss)	$(26)	$(2,142)	$508	$(7,073)
Loss (income) from discontinued operations, net of income taxes	-	(37)	-	1,345
Net income (loss) from continuing operations	(26)	(2,179)	508	(5,728)

Non-GAAP adjustments:
Depreciation and amortization	944	1,328	2,793	4,162
Interest expense, net	2	629	18	1,777
Interest expense, net - Pelican	69	-	664	-
Income tax expense (benefit)	6	(872)	18	(3,406)
EBITDA	995	(1,094)	4,001	(3,195)

Adjustments to EBITDA:
Reduction in value of assets	18	787	58	1,630
Gain on extinguishment of debt and other liabilities	-	-	(2,387)	-
Expenses in connection with lender negotiations and Recapitalization	47	281	112	387
Employee-related restructuring expenses, including severance	(145)	-	(145)	456
Bad debt expense	21	10	56	44
Settlements and other losses	47	6	77	69
Fair value adjustments to contingent payment liability	-	8	-	(198)
Stock-based compensation	-	-	625	-
Adjusted EBITDA	$983	$(2)	$2,397	$(807)

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

Oil prices have improved off the low point of 2016 with the November 2016 decision by OPEC to curtail the cartel’s oil production, the Baker Hughes U.S. land drilling rig count has increased significantly from its low point in mid-2016, and our revenue has improved substantially during the first nine months of 2017. We believe that stability in oil prices at an attractive price to our customers coupled with the increases in drilling activity during the first half of 2017 will result in further increases in demand for our services and will provide us opportunities to increase the price of our products and services, particularly in 2018. However, with increased demand for oilfield services broadly, the demand for qualified employees and the demand for the sub-rental equipment we require to increase our activity will increase and we may experience increases in costs which we cannot completely offset with price increases to our customers. As of September 30, 2017, based on our expectations of improved activity levels and pricing throughout the remainder of 2017 and 2018, we believe that we will be able to service our debt obligations and ongoing operations through operating cash flow and, if necessary, availability under our credit facility.

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

The obligations under the credit facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit agreement contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The credit facility does not include any financial covenants. We are in full compliance with the credit facility as of September 30, 2017.

As of September 30, 2017, there were outstanding borrowings of $5.0 million, $0.8 million, and $0.3 million on the term loan, revolving credit facility, and delayed draw term loan, respectively. As of September 30, 2017, we have the availability to borrow an incremental $0.3 million under the revolving credit facility and, if we have capital expenditures which are eligible to be financed, an incremental $0.9 million under the delayed draw term loan to finance 90% of such expenditures.

For a discussion of the accounting treatment for the Recapitalization, see “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements included elsewhere in this document.

Results of Operations

Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table summarizes the change in our results of operations for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 (in thousands):

	For the Three Months Ended September 30,				Variance
	2017	% of Revenue	2016	% of Revenue	$	%
	(unaudited)		(unaudited)

Revenue	$4,143	100.0%	$2,071	100.0%	$2,072	100.0%

Expenses:
Operating expenses	2,608	62.9%	1,537	74.2%	1,071	69.7%
Depreciation and amortization	944	22.8%	1,328	64.1%	(384)	-28.9%
Selling, general and administrative expenses	522	12.6%	841	40.6%	(319)	-37.9%
Reduction in value of assets	18	0.4%	787	38.0%	(769)	-97.7%
Total expenses	4,092	98.8%	4,493	216.9%	(401)	-8.9%

Income (loss) from continuing operations	51	1.2%	(2,422)	NM	2,473	NM
Other expense:
Interest expense, net	2	0.0%	629	15.2%	(627)	-99.7%
Interest expense - Pelican	69	1.7%	-	0.0%	69	NM
Total other expense	71	1.7%	629	15.2%	(558)	-88.7%

Loss from continuing operations before income taxes	(20)	NM	(3,051)	NM	3,031	NM

Income tax expense (benefit)	6	0.1%	(872)	NM	878	NM
Net loss from continuing operations	(26)	NM	(2,179)	NM	2,153	NM

Income from discontinued operations, net of income taxes	-	0.0%	(37)	NM	37	NM
Net loss	$(26)	NM	$(2,142)	NM	$2,116	NM

NM - Not meaningful

Overview. Our results of operations depend on the demand for our services and our ability to provide high quality equipment and service to satisfy that demand while maintaining an efficient cost structure. During the three months ended September 30, 2017, the average U.S. land-based rig count was over 900 compared to approximately 450 for the three months ended September 30, 2016. The substantial increase in rig count was heavily concentrated in Texas, particularly in the Permian Basin, and our operations in Texas expanded significantly year-over-year. The increase in demand for our services in Texas was slightly offset by the decrease in revenue from the northeast region where we ceased operations during the fourth quarter of 2016. The financial results for the three months ended September 30, 2017 reflect the benefit of minimal variable and fixed costs in the northeast and increased efficiencies year-over-year due to extensive cost cuts during 2016.

Revenue. Our revenue for the three months ended September 30, 2017 was $4.1 million, an increase of 100.0%, compared to $2.1 million for the three months ended September 30, 2016. The primary driver of the improvement was an increase in utilization of our equipment and services in Texas, primarily in the Permian Basin, due to increased demand. In addition, we were able to increase pricing on our primary rental products by approximately 10% when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016. The substantial increase in activity in our Texas operations was slightly offset by the elimination of revenue generated from the northeast region due to our decision to cease operations in that area in the fourth quarter of 2016.

Operating Expenses. Our operating expenses for the three months ended September 30, 2017 increased to $2.6 million, or 62.9% of revenue, from $1.5 million, or 74.2% of revenue, for the three months ended September 30, 2016. The 69.7% increase in operating expenses was significantly less than the 100.0% increase in revenue which reflects the substantial efficiencies achieved through our cost cuts in 2016, particularly those related to labor (see further discussion of cost cuts in “Operational Restructuring” section above). We also experienced a substantial period-over-period increase in third-party services as the primary surface rental products in our inventory have been fully utilized since early 2017 and the vast majority of incremental rental revenue throughout 2017 has been derived from equipment which we sub-rent.

Depreciation and Amortization. Depreciation and amortization expense decreased 28.9% to $0.9 million for the three months ended September 30, 2017 compared to $1.3 million for the three months ended September 30, 2016. The decrease is due primarily to the disposition of assets to Tiger in connection with the Recapitalization (see further discussion in “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $0.5 million or 12.6% of revenue, for the three months ended September 30, 2017 from $0.8 million, or 40.6% of revenue, for the three months ended September 30, 2016. The significant decline in selling, general and administrative expenses as a percentage of revenue reflects our ability to maintain an efficient and lean overhead cost structure while experiencing significant increases in activity. During the three months ended September 30, 2017, selling, general and administrative expenses were offset by an aggregate net benefit of approximately $30,000 from items that are either non-recurring or non-cash in nature. The comparable items aggregated to a net expense of $0.3 million for the three months ended September 30, 2016 (see further discussion in “How We Evaluate Our Operations” section above).

Interest Expense, net. Interest expense was reduced to approximately $2,000 for the three months ended September 30, 2017 compared to $0.6 million for the three months ended September 30, 2016. The decrease is due primarily to the impact of the Recapitalization.

Interest Expense – Pelican. During the three months ended September 30, 2017, we recorded approximately $69,000 of interest expense due to Pelican, a related party.

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense is from Texas Margin Tax. The Company has sufficient NOL carryforwards to offset Federal income tax and other state income taxes.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Income from discontinued operations, net of income taxes, was approximately $37,000 during the three months ended September 30, 2016. The operations were completely abandoned by December 31, 2016 and there was no income or loss from discontinued operations during the three months ended September 30, 2017.

Results for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table summarizes the change in our results of operations for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 (in thousands):

	For the Nine Months Ended September 30,				Variance
	2017	% of Revenue	2016	% of Revenue	$	%
	(unaudited)		(unaudited)

Revenue	$11,179	100.0%	$8,848	100.0%	$2,331	26.3%

Expenses:
Operating expenses	7,167	64.1%	6,886	77.8%	281	4.1%
Depreciation and amortization	2,793	25.0%	4,162	47.0%	(1,369)	-32.9%
Selling, general and administrative expenses	2,340	20.9%	3,527	39.9%	(1,187)	-33.7%
Reduction in value of assets	58	0.5%	1,630	18.4%	(1,572)	-96.5%
Total expenses	12,358	110.5%	16,205	183.1%	(3,847)	-23.7%

Loss from continuing operations	(1,179)	NM	(7,357)	NM	6,178	NM
Other expense (income):
Interest expense, net	18	0.2%	1,777	15.9%	(1,759)	-99.0%
Interest expense - Pelican	664	5.9%	-	0.0%	664	NM
Gain on extinguishment of debt and other liabilities	(2,387)	NM	-	0.0%	(2,387)	NM
Total other expense (income)	(1,705)	NM	1,777	15.9%	(3,482)	NM

Income (loss) from continuing operations before income taxes	526	4.7%	(9,134)	NM	9,660	NM

Income tax expense (benefit)	18	0.2%	(3,406)	NM	3,424	NM
Net income (loss) from continuing operations	508	4.5%	(5,728)	NM	6,236	NM

Loss from discontinued operations, net of income taxes	-	0.0%	1,345	15.2%	(1,345)	NM
Net income (loss)	$508	4.5%	$(7,073)	NM	$7,581	NM

NM - Not meaningful

Overview. Our results of operations depend on the demand for our services and our ability to provide high quality equipment and service to satisfy that demand while maintaining an efficient cost structure. During the nine months ended September 30, 2017, the average U.S. land-based rig count was over 800, an increase of over 300 rigs when compared to less than 500 for the nine months ended September 30, 2016. The increase in rig count was heavily concentrated in Texas, particularly in the Permian Basin, and our operations in Texas expanded throughout the first nine months of 2017 in conjunction with the increase in rig count.

Revenue. Our revenue for the nine months ended September 30, 2017 was $11.2 million, an increase of 26.3%, compared to $8.8 million for the nine months ended September 30, 2016. There was a substantial increase in demand for our services during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, particularly in Texas. However, the resulting increase in revenues in 2017 was significantly offset by the elimination of revenue generated from the northeast region due to our decision to cease operations in that area in the fourth quarter of 2016.

Operating Expenses. Our operating expenses for the nine months ended September 30, 2017 increased to $7.2 million, or 64.1% of revenue, from $6.9 million, or 77.8% of revenue, for the nine months ended September 30, 2016. The 4.1% increase in operating expenses was significantly less than the 26.3% increase in revenue which reflects the substantial efficiencies achieved through our cost cuts in 2016, particularly those related to labor (see further discussion of cost cuts in “Operational Restructuring” section above) and the elimination of variable and fixed costs associated with our decision to cease operations in the northeast in the fourth quarter of 2016. These decreases were partially offset by a substantial increase in third-party services as the primary surface rental products in our inventory have been fully utilized since early 2017 and the vast majority of incremental rental revenue throughout 2017 has been derived from equipment which we sub-rent.

Depreciation and Amortization. Depreciation and amortization expense decreased 32.9% to $2.8 million for the nine months ended September 30, 2017 compared to $4.2 million for the nine months ended September 30, 2016. The decrease is due primarily to the disposition of assets to Tiger in connection with the Recapitalization (see further discussion in “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2.3 million, or 20.9% of revenue, for the nine months ended September 30, 2017 from $3.5 million, or 39.9% of revenue, for the nine months ended September 30, 2016. The 33.7% decline in expenses reflects the severe cost cutting initiatives started in 2015 which continued throughout 2016. These initiatives, implemented in response to the massive downturn in the industry, included headcount and wage rate decreases, the reduction of executive management salaries and elimination of bonuses, and significant reductions in travel, entertainment and office expense. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of approximately $0.7 million and $0.8 million during the nine months ended September 30, 2017 and 2016, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Interest Expense, net. Interest expense was reduced to approximately $18,000 for the nine months ended September 30, 2017 compared to $1.8 million for the nine months ended September 30, 2016. The decrease is due primarily to the impact of the Recapitalization.

Interest Expense – Pelican. During the nine months ended September 30, 2017, we recorded $0.7 million of interest expense due to Pelican, a related party, which includes a debt modification fee of $0.3 million. The debt modification fee reflects the value of 1,200 shares of our Series A convertible preferred stock issued to Pelican in exchange for an amendment to our credit facility in May 2017.

Gain on Extinguishment of Debt and Other Liabilities. During the nine months ended September 30, 2017, we recorded a gain on extinguishment of debt and other liabilities of $2.4 million due to our troubled debt restructuring in connection with the Recapitalization (see further discussion in “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense is from Texas Margin Tax. The Company has sufficient NOL carryforwards to offset Federal income tax and other state income taxes.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. Losses from discontinued operations, net of income taxes, were $1.3 million during the nine months ended September 30, 2016. The operations were completely abandoned by December 31, 2016 and there was no income or loss from discontinued operations during the nine months ended September 30, 2017.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. Operating activities provided $0.2 million in cash during the nine months ended September 30, 2017 compared to approximately $71,000 during the nine months ended September 30, 2016 due to improved operating results after adjusting net income for non-cash items offset by significant increases in working capital resulting from our rapid growth in 2017.

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

While our liquidity was increased by the Recapitalization, we have continued to use our sources of liquidity to fund working capital needs resulting from the increase in activity and, to a lesser extent, to purchase equipment needed to service existing contracts. During the nine months ended September 30, 2017, we used $1.8 million to fund working capital needs. We anticipate that working capital requirements will decrease significantly during the fourth quarter of 2017, and may even be a source of cash, as the pace of growth in activity slows. As of October 31, our cash on hand had increased substantially to a closing bank balance of $0.9 million, compared to a closing bank balance of $0.4 million as of September 30, 2017, due primarily to extremely strong collections during the month of October after a slow collection month in September. The table below reflects our liquidity as of September 30, 2017 (in thousands):

As of
September 30, 2017
(unaudited)

Cash and cash equivalents	$151
Revolving facility availability (1),(3)	250
Delayed draw term loan availability (2),(3)	900
Total liquidity	$1,301

____________
(1) Based on eligible receivables as of September 30, 2017.
(2) Available to finance 90% of the purchase price for capital expenditures, including 90% of existing purchase commitments of $0.2 million for 4 diesel mud pumps.
(3) With Permian Pelican, our controlling shareholder.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Since 2015, our capital expenditures have been limited to maintenance capital expenditures, purchases of equipment requested by existing customers for ongoing jobs, and the acquisition of assets to replace equipment which we sub-rent to meet customer demand when our owned equipment is fully utilized. During the nine months ended September 30, 2017, due to significant increases in demand, we spent $0.3 million to repurchase certain assets which had been disposed of in connection with the Recapitalization and we spent $0.3 million on diesel mud pumps to replace the use of certain sub-rented pumps on existing jobs.

Although we do not budget acquisitions in the normal course of business, we regularly engage in discussions related to potential acquisitions of companies which provide oilfield services.

Credit Facility. As of September 30, 2017, we have availability to borrow an incremental $1.2 million under our credit facility with Pelican and, effective January 31, 2017 through the maturity date of December 31, 2019, principal payments on our credit facility are based solely on excess free cash flows, significantly reducing our overall debt service requirements. For a discussion of the Recapitalization and the restructuring of our credit facility, see “Note 2 – Recent Developments” in the notes to our condensed consolidated financial statements included elsewhere in this document.

We have experienced significant growth during the beginning of 2017 and we believe that our cash flow from operations combined with access to capital through our lender and controlling shareholder, Pelican, will be sufficient to fund our working capital needs, contractual obligations and maintenance capital expenditures for the next twelve months.

Net Operating Losses

As of December 31, 2016, we had approximately $29.5 million of federal net operating loss carryforwards. As a result of the Recapitalization, it is possible that the net operating losses may be subject to limitation under Internal Revenue Code Section 382. The Company is currently in the process of completing an analysis to determine the extent, if any, of any limitation under this section. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in these certain state tax jurisdictions.

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ALY ENERGY SERVICES, INC.

Date November 14, 2017	By:	/s/ Shauvik Kundagrami
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

