Form 10-K
period 2017-12-31
Aly Energy Services, Inc.
filed 2018-04-02
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended December 31, 2017

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

At March 31, 2018, the registrant had 13,818,795 shares of common stock, $0.001 par value, outstanding.

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
•

other factors affecting our business described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in the other reports we file with the Securities and Exchange Commission.

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

PART I

Item 1. Business

General

Throughout this report, we refer to Aly Energy Services, Inc., together with its subsidiaries, as “we,” “our”, “us,” “Aly Energy” or the “Company.” References to financial results and operations of the Company are limited to continuing operations unless otherwise specified.

We are a growth-oriented provider of oilfield services to leading oil and gas exploration and production (“E&P”) companies operating in unconventional plays in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental and solids control. Our surface rental equipment includes a wide variety of large capacity tanks with integral circulating systems, associated pumps, separators, gas busters, mud mix plants and ancillary equipment necessary to manage the flow of mud in and out of the well bore during drilling operations. We also provide environmental containment berms to safeguard against spills from the mud system. Our solids control equipment and services remove low gravity formation particulates that accumulate in mud systems during the drilling process. Solids control equipment includes large centrifuges, shakers, cuttings dryers and ancillary components that can be integrated into a closed loop mud system. Once processed, the mud can be reused which eliminates unnecessary waste and disposal.

History

On July 17, 2012, Munawar “Micki” Hidayatallah founded Aly Energy with the strategic objective of creating an oilfield services company that would serve E&P companies operating in unconventional plays. Previously, Mr. Hidayatallah had followed a similar strategy at Allis-Chalmers Energy Inc., a company which he founded in 2001. Allis-Chalmers Energy Inc. grew organically and through acquisitions over a 10-year period and generated over $675 million in revenue during 2011. Aly Energy has created a public platform to pursue a similar strategy to Allis-Chalmers Energy Inc.

From 2012 through 2014, we grew our business substantially both through the strategic acquisition of certain businesses operating in our industry and through organic growth. We have fully integrated the completed acquisitions and we operate as a single provider which offers our customers a comprehensive solution for their drilling fluid management needs.

Beginning in the fourth quarter of 2014, in conjunction with depressed commodity prices and a substantial decrease in the U.S. land-drilling rig count (“Rig Count”), there was a massive decline in demand for oilfield services which continued through the first half of 2016. The industry downturn negatively impacted our financial results in both 2015 and 2016 and we had very limited liquidity throughout both years.

Recent Trends and Outlook

By January 31, 2017, we had successfully navigated through the industry downturn by implementing an operational restructuring, including severe cost cutting measures, and significantly deleveraging the business by successfully entering into a capital restructuring transaction, the “Recapitalization”. (See further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements.) As a direct result of the Recapitalization, we were well-positioned to take advantage of growth opportunities in 2017.

Such growth opportunities were created primarily from a significant increase in demand for oilfield services when compared to the two preceding years. Two of the most significant drivers of demand for our services, the price of oil and the Rig Count, increased substantially year-over-year from 2016 to 2017. The positive impact of these improved industry conditions on the Company is reflected in the increased utilization of our equipment and services and our ability to raise the prices we charge to our customers. Increased utilization and increased pricing resulted in a significant amount of incremental revenue in 2017 when compared to 2016 and a significant overall improvement in our financial results and liquidity.

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of E&P companies onshore in the U.S. These activity and spending levels are strongly influenced by the current and expected oil price. Commodity prices declined significantly between the third quarter of 2014 and the first quarter of 2016. However, oil prices have since gradually increased and this price recovery has stimulated an increase in onshore drilling and completion activity and a consequent increase in demand for our services. The average Rig Count for the year ended December 31, 2017 increased 77.4% to 864 rigs as compared to 487 for the year ended December 31, 2016. The favorable impact of the recent increase in the Rig Count on demand for our services has been magnified by an increase in the proportion of rigs drilling directional and horizontal wells. Rigs drilling directional and horizontal wells typically utilize oil-based or other sophisticated mud systems which creates demand for our specialized mud circulating tanks, pumps, containment systems, solids control and associated equipment. The proportion of rigs drilling directional and horizontal wells as a percentage of total U.S. land-based rigs has increased to 93.1% during the fourth quarter of 2017 from approximately 88.7% in the first quarter of 2016.

If the current commodity price environment holds or continues to improve, we anticipate a further increase in demand for our services. In addition, our customers are increasingly focused on efficient drilling of high intensity wells with long laterals which further enhances the demand for our services. As demand increases, we expect that utilization will increase and our ability to increase the prices for our equipment and services will improve resulting in greater margins and increased margins as a percent of revenue.

We will continue to expand our business through a low risk strategy of growing organically by replacing our sub-rented equipment with newly purchased, refurbished or fabricated equipment. We will also evaluate strategic acquisition opportunities that would provide geographic diversification, expand our products and services and introduce us to new customers.

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

Our Rental Products:

Centrifuges: We currently own approximately 48 centrifuges. We provide two different sizes of centrifuges to meet varying client specifications (SS1000 and SS2000). We believe our centrifuges provide a competitive advantage because the rotating assembly within each centrifuge can be removed and replaced on a customer’s well site within 45 minutes if it fails thereby minimizing downtime. Certain customers rent centrifuges with auxiliary equipment such as shakers, vertical dryers, waste removal units, and/or various tanks.

Mud Circulating Tanks (“MCTs”): We currently own approximately 60 vertical 400-barrel MCTs and approximately 129 500-barrel MCTs. We developed vertical 400-barrel MCTs as an innovative solution that minimizes location size, which we believe is an attractive feature for customers. The majority of our 500-barrel MCTs are highly mobile with rounded bottoms and customized jet-lines to ensure more consistent mud and easier cleanout at the completion of a job. In addition to the 500-barrel MCTs we own, we sub-rent 500-barrel MCTs (approximately 230 sub-rented as of December 31, 2017) in order to satisfy demand for our services. MCTs are typically rented to customers with auxiliary equipment such as diesel or electric mud pumps, hoses, and wooden mats.

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

Geographic Markets

We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico. Within these states, we have a very strong footprint in the Permian Basin, one of the largest and most prolific shale plays in the U.S., and we also provide services in the Scoop/Stack region and Eagle Ford shale.

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

Customers

We cultivate and maintain strong relationships with our customers which include some of the largest independent oil and gas E&P companies operating in the U.S. shale basins. During 2017, we serviced over 40 customers, including leading companies such as EOG Resources, Inc., Pioneer Natural Resources, XTO Energy Inc., Sanchez Oil and Gas Corporation and Devon Energy Corporation.

For the years ended December 31, 2017 and 2016, our top three customers represented approximately 56.0% and 43.5% of total revenue, respectively.

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

Employees

As of March 26, 2018, we employed approximately 65 individuals. The corporate cost center employs six individuals, including the chairman, the chief executive officer, the chief operating officer and the chief financial officer, approximately 48 individuals work primarily in the field, and the remaining employees provide selling, general, and administrative services. We believe we have good relationships with our employees.

Seasonality

We have historically experienced a slowdown during the Thanksgiving and Christmas holiday seasons and demand in the fourth quarter sometimes slows as our customers exhaust their annual spending budgets.

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

Increased prices charged by suppliers and/or interruptions in deliveries of products could adversely affect our profitability, margins, and revenue.

We depend upon a number of vendors for supplies and equipment. Increased prices charged by these suppliers could materially and adversely impact our results of operations. In addition, interruptions or a work stoppage by our suppliers could adversely affect our operations until arrangements with alternate suppliers could be made. Such alternate arrangements may be less favorable to us and could further adversely affect our results of operations. We have experienced a substantial increase in third-party services as the primary surface rental products in our inventory have been fully utilized since early 2017 and the vast majority of incremental rental revenue since 2017 has been derived from equipment which we sub-rent. The availability of supply of sub-rental equipment, as well as the prices charged by such suppliers, are factors beyond our control.

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

We may need to raise funds through debt or equity financings in the future. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, we may be unable to support and grow our ongoing operations, meet our debt obligations, fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business.

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

We derive a significant amount of our revenue from exploration and production companies that are active in our markets. For the year ended December 31, 2017, our top three customers accounted for approximately 56.0% of total revenue. If we fail to retain a number of our large existing customers or if we incur significant price reductions in order to retain the business of key customers, our business and operations could be adversely affected. Moreover, if any of these customers fails to remain competitive in their respective markets, encounters financial or operational problems or consolidates with a third party, our revenue and profitability may decline.

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

We have recorded reductions in the value of our assets in the past. We periodically evaluate our long-lived assets, including our property and equipment and intangible assets for impairment. In performing these assessments, we project future cash flows on an undiscounted basis and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and other judgmental assumptions. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If conditions in our industry worsen, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. Although we did not record any impairment charges during the year ended December 31, 2017, there is no assurance as to whether we may record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations. During 2016, our continuing operations recorded $17.7 million in a reduction in value of assets in connection with the Recapitalization (see further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements).

Severe weather could have a material adverse effect on our business.

Our business could be materially and adversely affected by severe weather. Our customers’ oil and natural gas operations located in parts of Texas may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for our services. Furthermore, our customers’ operations may be adversely affected by seasonal weather conditions. Adverse weather can also directly impede our own operations. Repercussions of severe weather conditions may include:

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

We are subject to income and other taxes in the U.S. Changes in applicable U.S. tax laws and regulations, such as the December 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provision and accruals. Changes in our tax provision or an increase in our tax liability, whether due to changes in applicable laws and regulation, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

If we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence in our company and the market price of our common stock may be adversely affected.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. We may experience difficulty in maintaining management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices required for us as a publicly traded and reporting company. It may be difficult to design and implement effective internal control over financial reporting for combined operations following the addition of other businesses which we may acquire in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For further details on our internal controls over financial reporting see Item 9A of this annual report.

We depend on computer and telecommunications systems and failures in our systems or cyber security attacks could significantly disrupt our business operations.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed management reporting and other information which requires software licensed from third parties. It is possible we could incur interruptions from cyber security attacks, computer viruses or malware. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties to our computing and communications infrastructure or our information systems could significantly disrupt our business operations. For further details on our internal controls over informational technology see Item 9A of this annual report.

Future indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We will likely incur future indebtedness, the terms of which could have important consequences to our stockholders. For example, agreements relating to such future indebtedness could:

•	require us to maintain compliance under various covenants;
•	require us to raise additional capital;
•	impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;
•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness;
•	make us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow will be required to make principal and interest payments on our indebtedness, making it more difficult to react to changes in our business and in industry and market conditions; or,
•	put us at a competitive disadvantage to competitors that have less debt.

We may not be able to generate sufficient cash flow to meet future debt service and other obligations.

Our ability to make payments in respect of any future indebtedness and to fund planned capital expenditures depends on our ability to generate cash flow. Due to the cyclical nature of the industry we operate in, our cash flow from operations can vary significantly from year to year. Further, our credit facility matures on December 31, 2019 and we are required to make a prepayment of principal equal to 50% of our “excess cash flow,” as defined under the credit facility, in early 2019. Consequently, our cash flow may be insufficient to service our debt and that could negatively impact our business, financial condition and results of operations. If our cash flow from operations is insufficient to service our debt in the future, we might need to sell assets, seek additional equity or change our business direction to service our debt and there can be no assurance that we could execute these actions in a timely manner sufficient to allow us to service our debt.

Any future variable rate indebtedness would subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Risks Related to Ownership of our Common Stock

The concentration of our common stock ownership limits the ability of other stockholders to influence corporate matters.

As a result of the Recapitalization, Permian Pelican, LLC (“Pelican”), a related party, owns 100% of our outstanding Series A convertible preferred stock, which represents the substantial majority of our fully diluted common stock. Pelican further owns virtually all of our secured debt. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, subject to certain SEC regulations and if Pelican were to convert the preferred stock, Pelican could begin selling shares of our common stock. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

A company in which over 50% of the voting power is held by a single stockholder, such as Pelican, qualifies as a “controlled company” under the listing standards of the principal national securities exchanges and, as such, is exempt from compliance with certain corporate governance requirements generally applicable to publicly traded companies. In the event that we are able to cause our common stock to be listed by a national securities exchange, we will be entitled, and would intend, to qualify as a “controlled company” under those listing standards. As such, we would be exempt from compliance with requirements that (1) a majority of our Board of Directors consist of independent directors, (2) we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) we perform an annual performance evaluation of the nominating/corporate governance committee and compensation committee. We would intend to utilize these exemptions while we are a controlled company. As a result, we will not have a majority of independent directors nor will we establish a nominating and corporate governance committee or a compensation committee. Accordingly, our stockholders will not have all of the corporate governance protections that are customarily available to stockholders of publicly held companies which are not “controlled companies.”

The Recapitalization resulted in substantial dilution to our stockholders, and future issuances will result in additional dilution.

Consummation of the Recapitalization in January 2017 resulted in substantial dilution to our then existing stockholders, whose aggregate fully diluted percentage ownership declined from 100% to 9.9% (see further discussion in Note 2 – Recent Developments and Note 3 – Recapitalization in the notes to our consolidated financial statements). In the future, we may need to raise significant additional funds through equity financings to repay debt, to expand our operations or to execute our acquisition strategy, which would result in even further dilution. Our future capital requirements will primarily depend on our ability to service our debt from operating cash flow and the frequency, timing, and size of future growth opportunities.

Because we have no current plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We have not historically paid, nor do we currently pay, any cash dividends on our common stock. We currently intend to retain all future earnings to service debt and fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. For example, our credit agreement limits our ability to pay dividends. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

Our certificate of incorporation provides authorization to issue up to 9,980,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. The authorization of preferred shares empowers our board, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. If issued, the preferred stock could also dilute the holders of our common stock and could be used to discourage, delay or prevent a change of control.

We are also a Delaware corporation subject to Section 203 of the Delaware General Corporation Law (the “DGCL”). In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•	Before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;
•	Upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding stock held by certain directors and employee stock plans; or
•	Following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66.7% of our outstanding voting stock not owned by the interested stockholder.

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

The market price of our common stock may decline.

Fluctuations in the price of the common stock could contribute to the loss of all or part of our stockholders’ investment. During the time period following our reverse merged and through the present, trading in our common stock has been limited. The trading price of the common stock is and could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the common stock price. In such circumstances, the trading price of the common stock may not recover and may experience a further decline.

Factors affecting the trading price may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	success of competitors;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or our markets in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving us;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of securities available for public sale;
•	any major change in our board or management;
•	sales of substantial amounts of our securities by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recession; interest rate, fuel price, and international currency fluctuations; and acts of war or terrorism.

Many of the factors listed above are beyond our control. In addition, broad market and industry factors may materially harm the market price of the common stock irrespective of our operating performance. The stock market has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. A loss of investor confidence in the market for securities of other companies which investors perceive to be similar to us could depress the price of the common stock regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of the common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our governing instruments provide indemnification for officers, directors and employees.

Our governing instruments provide that officers, directors, employees and other agents and their affiliates shall only be liable to us for losses, judgments, liabilities and expenses that result from matters involving intentional misconduct, fraud or a knowing violation of law. Thus, certain alleged errors or omissions might not be actionable by us. The governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify our officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Company, including liabilities under applicable securities laws.

Item 1B: Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 3 Riverway, Suite 920, Houston, Texas, 77056 and consist of approximately 2,291 square feet of office space under a lease that expires on January 31, 2020. This facility accommodates our executive offices.

We lease facilities and administrative offices in the various geographic areas in which we operate. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. As of March 31, 2018, we leased properties in Texas as follows:

Location	Type of Facility	Size	Lease or Owned	Expiration of Lease

3 Riverway, Suite 920 Houston, TX 77056	Corporate office	2,291 sq. ft.	Leased	January 31, 2020

1885-E FM 448 Giddings, TX 78942	Administrative offices, fabrication/repair shop, equipment yard	6,800 sq. ft.	Leased	October 31, 2020

State Hwy. 85 West/CR 4715 Dilley, TX 78017	Administrative offices, fabrication/repair shop, equipment yard	5.5 acres, 400 sq. ft. building space	Month to Month	N/A

5039 North Chadbourne San Angelo, TX 76903	Administrative offices, equipment yard	2.25 acres, 1,000 sq. ft. of office space	Leased	May 31, 2018

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. While many of these matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or results of operations. We will continue to evaluate proceedings and claims involving us on a quarter-by-quarter basis and will establish and adjust any reserves as appropriate to reflect our assessment of the then-current status of the matters. (See further discussion in “Note 10 – Commitments and Contingencies” in the notes to our consolidated financial statements.)

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTCQB under the symbol ”ALYE”. The following table indicates the quarterly high and low bid price for our common stock on the OTCQB and OTC Pink for the years ended December 31, 2017 and 2016. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, markdowns or commissions.

Fiscal Year 2017	High	Low
4th Quarter (October 1 - December 31, 2017)	$1.00	$0.03
3rd Quarter (July 1 - September 30, 2017)	$0.08	$0.04
2nd Quarter (April 1 - June 30, 2017)	$0.08	$0.03
1st Quarter (January 1 - March 31, 2017)	$0.12	$0.01

Fiscal Year 2016	High	Low
4th Quarter (October 1 - December 31, 2016)	$0.08	$0.01
3rd Quarter (July 1 - September 30, 2016)	$0.11	$0.08
2nd Quarter (April 1 - June 30, 2016)	$0.20	$0.09
1st Quarter (January 1 - March 31, 2016)	$1.00	$1.00

Holders

The number of holders of record of our common stock as of March 23, 2018 was 83. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

Dividends

In the past, we have not distributed earnings to our common stockholders. Our board of directors has complete discretion on whether to pay dividends and, as such, will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for servicing our debt and for developing and expanding our business. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Stock Options – 2017 Stock Option Plan (the “2017 Plan”)

Effective April 4, 2017, the 2017 Plan was approved by the board of directors. On May 30, we granted options to purchase approximately 16.9 million common shares under the 2017 Plan which was the maximum amount authorized. The option contract term is 10 years and the exercise price is $0.10. The options vested and became exercisable immediately upon grant. The fair value of the award was estimated using a Black-Scholes fair value model. The valuation of stock options requires us to estimate the expected term of the award, which was estimated using the simplified method, as the Company does not have sufficient historical exercise information. Additionally, the valuation of stock option awards is also dependent on historical stock price volatility. In view of our limited trading volume, volatility was calculated based on historical stock price volatility of the Company’s peer group. As a result, we recorded stock-based compensation of $0.6 million for the full value of the grant as a component of selling, general and administrative expenses during the year ended December 31, 2017.

As of December 31, 2017, there were options to purchase 16.9 million common shares outstanding under the plan, all of which were fully vested and exercisable.

Stock Options – Omnibus Incentive Plan (the “2013 Plan”)

The 2013 Plan, a stock-based compensation plan available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors, was approved by the board of directors on May 2, 2013. On May 2, 2013, we granted 338,474 common shares under the 2013 Plan, which was the maximum number authorized. On June 5, 2015, a majority of our stockholders approved an amendment to our 2013 Plan to increase the maximum authorized shares to 750,000 common shares.

As of December 31, 2017 and 2016, options to purchase 234,144 and 242,507 common shares, respectively, under the 2013 Plan were outstanding and there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options were granted during the years ended December 31, 2017 and 2016 under the 2013 Plan. No options were vested as of December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, forfeited options totaled 8,363and 87,604, respectively.

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

Overview of Our Business

Aly Energy Services, Inc. (“Aly Energy”, the “Company”, or “we”) is a growth-oriented provider of oilfield services to leading oil and gas exploration and production (“E&P”) companies operating in unconventional plays in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental and solids control. Our surface rental equipment includes a wide variety of large capacity tanks with integral circulating systems, associated pumps, separators, gas busters, mud mix plants and ancillary equipment necessary to manage the flow of mud in and out of the well bore during drilling operations. We also provide environmental containment berms to safeguard against spills from the mud system. Our solids control equipment and services remove low gravity formation particulates that accumulate in mud systems during the drilling process. Solids control equipment includes large centrifuges, shakers, cuttings dryers and ancillary components that can be integrated into a closed loop mud system. Once processed, the mud can be reused which eliminates unnecessary waste and disposal.

We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico. Within these states, we have a very strong footprint in the Permian Basin, one of the largest and most prolific shale plays in the U.S., and we also provide services in the Scoop/Stack region and Eagle Ford shale.

We cultivate and maintain strong relationships with our customers which include some of the largest independent oil and gas E&P companies operating in the U.S. shale basins. During 2017, we serviced over 40 customers, including leading companies such as EOG Resources, Inc., Pioneer Natural Resources, XTO Energy Inc., Sanchez Oil and Gas Corporation and Devon Energy Corporation.

History

On July 17, 2012, Munawar “Micki” Hidayatallah founded Aly Energy with the strategic objective of creating an oilfield services company that would serve E&P companies operating in unconventional plays. Previously, Mr. Hidayatallah had followed a similar strategy at Allis-Chalmers Energy Inc., a company which he founded in 2001. Allis-Chalmers Energy Inc. grew organically and through acquisitions over a 10-year period and generated over $675 million in revenue during 2011. Aly Energy has created a public platform to pursue a similar strategy to Allis-Chalmers Energy Inc.

From 2012 through 2014, we grew our business substantially both through the strategic acquisition of certain businesses operating in our industry and through organic growth. We have fully integrated the completed acquisitions and we operate as a single provider which offers our customers a comprehensive solution for their drilling fluid management needs.

Beginning in the fourth quarter of 2014, in conjunction with depressed commodity prices and a substantial decrease in the U.S. land-drilling rig count (“Rig Count”), there was a massive decline in demand for oilfield services which continued through the first half of 2016. The industry downturn negatively impacted our financial results in both 2015 and 2016 and we had very limited liquidity throughout both years.

By January 31, 2017, we had successfully navigated through the industry downturn by implementing an operational restructuring, including severe cost cutting measures, and significantly delevered the business by successfully entering into a capital restructuring transaction, the “Recapitalization”. (See further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements.) As a direct result of the Recapitalization, we were well-positioned to take advantage of growth opportunities in 2017.

Such growth opportunities were created primarily from a significant increase in demand for oilfield services when compared to the two preceding years. Two of the most significant drivers of demand for our services, the price of oil and the Rig Count, increased substantially year-over-year from 2016 to 2017. The positive impact of these improved industry conditions on the Company is reflected in the increased utilization of our equipment and services and our ability to raise the prices we charge to our customers. Increased utilization and increased pricing resulted in a significant amount of incremental revenue in 2017 when compared to 2016 and a significant overall improvement in our financial results and liquidity.

How We Generate Revenue

We generate our revenues by providing drilling-related support services to E&P companies operating in some of the major onshore unconventional basins in the U.S. We typically enter into a Master Service Agreement (“MSA”) with each of our customers that provides a framework of general terms and conditions of our services that will govern any future transactions or jobs awarded to us. Although MSAs do not typically require a customer to use our equipment and services, we have long-standing relationships with most of our customers and we believe that they will continue to utilize our products and services in 2018 and beyond. Our largest customers, some of the most active E&P companies in the areas in which we operate, have consistently done business with us over the last three years even during the downturn experienced in 2015 and 2016.

During the year ended December 31, 2017, approximately 63.4% of our revenue was derived from the rental of equipment, 34.0% was derived from services we provide, such as the rig-up/rig-down and hauling of our equipment and, in certain cases, the operation of our equipment at the respective customer’s sites, and the remainder of our revenue was derived from reimbursable expenses charged to the customer, including charges for the sale of various items, such as chemicals.

Our revenues fluctuate with the utilization of and the prices we charge for our equipment and services. Utilization of our equipment is primarily determined by the Rig Count because Rig Count is typically representative of the level of activity of E&P companies. We measure equipment utilization as the quantity of days on which we have the ability to charge our customers for the rental of our equipment (“Rental Days”). The types of services we currently offer to our customers are nearly always tied directly to the equipment such customers are renting from us. As such, the utilization of the services we provide is primarily driven by Rental Days.

The prices we charge for our products and services depend on the relationship between the level of activity of E&P companies, or the demand of our potential and existing customers, and the supply of equipment and services available to such E&P companies from us and our competitors. When the supply exceeds the demand, the competitive environment in the areas in which we operate intensifies significantly, particularly because many of the products we supply are not differentiated from the products provided by our competitors. Our customers choose to use our equipment and services, as opposed to those offered by our competitors, primarily based on the pricing we offer and our ability to execute efficiently and safely. As competition increases, downward pressure on pricing strengthens and we are sometimes required to reduce the rates billed to both our existing and future customers. Similarly, when demand exceeds supply, our ability to increase the prices we charge improves significantly.

Due to the significant impact of the volatility of the oil and gas industry on the activity of E&P companies, both the utilization of our equipment and related services and the prices we charge have been, and may be, significantly impacted by numerous factors outside of our control, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and available supply of and demand for the services we provide.

During 2017, stability in oil prices coupled with significant increases in drilling activity resulted in increases in demand for our services and began to provide us with opportunities to increase the prices of our products and services. Oil prices increased approximately 66.9% to an average of $55.37 per barrel during the fourth quarter of 2017 from an average of $33.18 per barrel during the first quarter of 2016. Similarly, the Rig Count increased to 929 as of December 29, 2017 from a low of 374 on May 29, 2016. During the year ended December 31, 2017, the number of rigs on which we operate increased by approximately 50% which was in line with the increase in the Rig Count of 46.5% during the same time period. Pricing for our MCTs, our lead surface rental product, increased by approximately 23.0% when comparing the fourth quarter of 2017 to the third quarter of 2016 when pricing was at its lowest. In 2018, we have increased pricing even further for both surface rental and solids control equipment and services.

Costs of Conducting Our Business

Our operating expenses consist primarily of variable costs, such as labor and third-party services. Labor-related expenses typically fluctuate with the utilization of our equipment and services. Holding all else constant, in periods of increased or decreased activity, we anticipate that labor-related expenses will remain flat as a percent of revenue. However, holding all else constant, in periods of increased or decreased pricing to our customers, we anticipate that labor-related expenses will decrease or increase, respectively, as a percent of revenue.

Expenses associated with services provided by third-parties typically increase with activity. Demand for our equipment has increased so dramatically that, throughout much of 2017, the majority of our available owned equipment was fully utilized and we were required to increase our available equipment fleet and to increase our available labor resources to meet the demand from our customers. We accomplished this by sub-renting equipment, primarily surface rental equipment, and by using sub-contractors to operate our solids control equipment. Because our equipment and labor force are fully utilized, incremental dollars of revenue resulting from increased activity in the future will continue to require the use of third-party equipment and services and third-party expenses will increase as a percent of revenue. In addition, with increased demand for oilfield services, the demand for sub-rental equipment and labor will also increase and we may experience increases in costs for third-party services which would further increase third-party expenses as a percent of revenue. However, as our liquidity continues to improve, we will have the ability to partially mitigate the increase in third-party expenses with investments in new rental and transportation equipment and increases in headcount thereby reducing our reliance on third-party services.

How We Evaluate Our Operations

We utilize multiple metrics to evaluate the results of our operations and efficiently allocate personnel, equipment and capital resources, including, but not limited to, the following:

•	Revenue: We monitor our revenue monthly to analyze trends in the business as it relates to historical revenue drivers and prevailing market metrics. We are particularly interested in understanding the underlying utilization and pricing metrics that drive the positive or negative revenue trends each month.
•	Gross profit: Gross profit is a key metric that we use to evaluate our profitability and determine allocation of equipment and personnel resources. We define gross profit as our revenues less operating expenses. Operating expenses include direct and indirect labor costs, the cost of third-party services, including the sub-rental of equipment and the use of sub-contractors, costs for repairs and maintenance of our equipment and other miscellaneous costs. We continually evaluate our gross profit margin to assist us in making decisions regarding bidding new jobs, allocating resources among various jobs and managing our overall cost structure.
•	EBITDA and Adjusted EBITDA: We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities and Exchange Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies, which may limit its usefulness as a comparative measure.

We also make certain adjustments to EBITDA for (i) non-cash charges, such as reduction in value of assets, bad debt expense, stock-based compensation expense, and changes in fair value of our contingent payment liability and (ii) certain expenses, such as severance, legal settlements, and professional fees and other expenses related to transactions outside the ordinary course of business, to derive a normalized EBITDA run-rate (“Adjusted EBITDA”), which we believe is a useful measure of operating results and the underlying cash generating capability of our business.

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the years ended December 31, 2017 and 2016, respectively (in thousands):

	For the Years Ended December 31,
	2017	2016
	(unaudited)
Components of EBITDA:

Net loss	$(425)	$(22,135)
Less: Loss from discontinued operations, net of income taxes	-	2,491
Net loss from continuing operations	(425)	(19,644)
Non-GAAP adjustments:
Depreciation and amortization	3,701	5,299
Interest expense, net	24	2,378
Debt modification fee	-	629
Debt modification fee - related party	320	-
Interest expense - related party	418	111
Income tax expense (benefit)	59	(7,904)
EBITDA	4,097	(19,131)
Adjustments to EBITDA:
Reduction in value of assets	58	17,736
Gain on extinguishment of debt and other liabilities	(2,388)	-
Expenses in connection with lender negotiations and Recapitalization	138	472
Employee-related reorganization expenses, including severance	(221)	456
Bad debt expense	74	193
Settlements and other losses	80	127
Fair value adjustments to contingent payment liability	-	(372)
Stock-based compensation	625	-
Adjusted EBITDA	$2,463	$(519)

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

General Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of E&P companies onshore in the U.S. These activity and spending levels are strongly influenced by the current and expected oil price. Commodity prices declined significantly between the third quarter of 2014 and the first quarter of 2016. However, oil prices have since gradually increased and this price recovery has stimulated an increase in onshore drilling and completion activity and a consequent increase in demand for our services. The average Rig Count for the year ended December 31, 2017 increased 77.4% to 864 rigs as compared to 487 for the year ended December 31, 2016. The favorable impact of the recent increase in the Rig Count on demand for our services has been magnified by an increase in the proportion of rigs drilling directional and horizontal wells. Rigs drilling directional and horizontal wells typically utilize oil-based or other sophisticated mud systems which creates demand for our specialized mud circulating tanks, pumps, containment systems, solids control and associated equipment. The proportion of rigs drilling directional and horizontal wells as a percentage of total U.S. land-based rigs has increased to 93.1% during the fourth quarter of 2017 from approximately 88.7% in the first quarter of 2016.

If the current commodity price environment holds or continues to improve, we anticipate a further increase in demand for our services. In addition, our customers are increasingly focused on efficient drilling of high intensity wells with long laterals which further enhances the demand for our services. As demand increases, we expect that utilization will increase and our ability to increase the prices for our equipment and services will improve resulting in greater margins and increased margins as a percent of revenue.

We will continue to expand our business through a low risk strategy of growing organically by replacing our sub-rented equipment with newly purchased, refurbished or fabricated equipment. We will also evaluate strategic acquisition opportunities that would provide geographic diversification, expand our products and services and introduce us to new customers.

Results of Operations

The following table summarizes the change in our results of operations for the year ended December 31, 2017 when compared to the year ended December 31, 2016 (in thousands):

	For the Twelve Months Ended December 31,				Change
	2017	% of Revenue	2016	% of Revenue	$	%

Revenue	$14,637	100.00%	$11,002	100.00%	$3,635	33.04%
Expenses:
Operating expenses	9,927	67.82%	8,324	75.66%	1,603	19.26%
Depreciation and amortization	3,701	25.29%	5,299	48.16%	(1,598)	-30.16%
Selling, general and administrative expenses	2,943	20.11%	4,073	37.02%	(1,130)	-27.74%
Reduction in value of assets	58	0.40%	17,736	161.21%	(17,678)	-99.67%
Total expenses	16,629	113.61%	35,432	322.05%	(18,803)	-53.07%
Loss from continuing operations	(1,992)	NA	(24,430)	NA	22,438	NA
Other expense:
Debt modification fee	-	0.00%	629	5.72%	(629)	-100.00%
Debt modification fee - related party	320	1.92%	-	0.00%	320	NA
Interest expense, net	24	0.16%	2,378	21.61%	(2,354)	-98.99%
Interest expense - related party	418	2.86%	111	1.01%	307	276.58%
Gain on extinguishment of debt and other liabilities	(2,388)	NA	-	0.00%	(2,388)	NA
Total other expense	(1,626)	NA	3,118	28.34%	(4,744)	NA
Loss from continuing operations before income taxes	(366)	NA	(27,548)	NA	27,182	NA
Income tax expense (benefit)	59	0.40%	(7,904)	NA	7,963	NA
Net loss from continuing operations	(425)	NA	(19,644)	NA	19,219	NA
Loss from discontinued operations, net of income taxes	-	0.00%	2,491	22.64%	(2,491)	-100.00%
Net loss	(425)	NA	(22,135)	NA	21,710	NA
Preferred stock dividends	63	0.43%	728	6.62%	(665)	-91.35%
Accretion of preferred stock, net	-	0.00%	(126)	NA	126	-100.00%
Net loss available to common stockholders	$(488)	NA	$(22,737)	NA	$22,249	NA

Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Overview. Our results of operations improved significantly when comparing the year ended December 31, 2017 to the year ended December 31, 2016. The improvement was a result of multiple factors, including, but not limited to:

•	Increased demand for our services: We experienced a significant increase in demand for our services when comparing 2017 to 2016 due to an increase in the activity of our customers which consist of E&P companies operating in the Permian Basin, the Eagle Ford shale, and the Scoop/Stack shale;
•	Our ability to provide high quality equipment and services to satisfy demand: We successfully satisfied the increase in demand through investments in equipment and through outsourcing certain equipment and personnel needs; and,
•	Our ability to maintain an efficient cost structure: We monitored our costs and imposed sufficient financial discipline in order to maintain an efficient cost structure in a period of rapidly increasing demand.

Revenue. Our revenue for the year ended December 31, 2017 was $14.6 million, an increase of 33.0%, compared to $11.0 million for the year ended December 31, 2016. The key drivers of revenue are utilization and pricing. Utilization of equipment, which reflects our overall activity level, is directly tied to the drilling activity of E&P companies. The 77.4% increase in the Rig Count to an average of over 864 rigs during 2017 compared to an average of 487 rigs in 2016 is a reflection of the substantial increase in drilling activity of E&P companies. Throughout 2017, the key revenue generating rental products which we own, tanks, pumps and centrifuges, were fully utilized and our labor force was fully utilized. In order to take advantage of the increased demand for our services, we invested in additional equipment, sub-rented equipment from third parties, and used sub-contractors on certain solids control jobs. Rental Days, a key measure of our activity level, for our primary revenue generating rental products increased by more than 60.0% when comparing the year ended December 31, 2017 to the year ended December 31, 2016. A price increase of more than 10%, when comparing the year ended December 31, 2017 to the year ended December 31, 2016, on the day rates for our tanks and pumps further contributed to the increase in revenue. The favorable impact of increased utilization and increased pricing in the Permian Basin, the Scoop/Stack region, and the Eagle Ford shale was slightly offset by the elimination of revenue generated in the northeast, approximately $2.7 million during the year ended December 31, 2016, due to our decision to shut down operations in that region.

Operating Expenses. Our operating expenses for the year ended December 31, 2017 increased 19.3% to $9.9 million from $8.3 million for the year ended December 31, 2016. The increase in costs is a direct reflection of the increased activity when comparing the years ended December 31, 2017 and 2016. Although the costs in dollars increased, the rate at which operating expenses increased was less than the rate at which revenue increased resulting in a decline of operating expenses as a percent of revenue to 67.8% for the year ended December 31, 2017 from 75.7% for the year ended December 31, 2016. The decrease in operating expenses as a percent of revenue is primarily due to our discipline in maintaining the reduced cost structure achieved in 2016 despite the increase in demand, our ability to increase pricing to our customers more quickly than our costs increased, and the spread of certain fixed costs across a larger revenue base. Our primary operating expenses consist of payroll and third-party services. Payroll and related expenses decreased to $3.6 million, or 24.5% of revenue, for the year ended December 31, 2017 from $4.1 million, or 37.2% of revenue, for the year ended December 31, 2016. The decrease in payroll-related expenses and payroll-related expenses as a percent of revenue is primarily a result of closing the solids control operations in the northeast offset slightly by the increases in headcount and labor hours required to support incremental activity in Texas, Oklahoma and New Mexico. Third-party expenses, including the sub-rental of equipment, the use of third-party trucking and washout services, and the use of sub-contractors, increased to $3.9 million in 2017, or 26.4% of revenue, from $1.7 million, or 15.2% of revenue, for the year ended December 31, 2016. In early 2017, our owned equipment and our labor force was fully utilized requiring us to use third-party services to satisfy the significant increases in demand.

Depreciation and Amortization. Depreciation and amortization expense decreased 30.2% to $3.7 million for the year ended December 31, 2017 compared to $5.3 million for the year ended December 31, 2016. The decrease is due primarily to the disposition of assets to Tiger in connection with the Recapitalization (see further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2.9 million, or 20.1% of revenue, for the year ended December 31, 2017 compared to $4.1 million, or 37.0% of revenue, for the year ended December 31, 2016. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year decline of $1.1 million, or 27.8%, is primarily due to the reduction in headcount of selling, general and administrative employees to 15 as of December 31, 2017 from 37 as of January 1, 2016. Our headcount reductions in 2016 were primarily due to a decline in activity and a requirement to cut costs due to the impact of the downturn in the industry. Although we have operated in a time of increasing demand throughout 2017, we have improved the productivity of our employees and successfully modified our selling, general and administrative organization to create efficiencies which allow us to operate under a leaner cost structure than we did in prior years. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of $0.7 million and $0.9 million during the years ended December 31, 2017 and 2016, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Reduction in Value of Assets. In the years ended December 31, 2017 and 2016, we recorded a reduction in value of assets of approximately $58,000 and $17.7 million, respectively. The reduction in value recorded during the year ended December 31, 2017 resulted from the disposal of vehicles and the closure of facilities in connection with ceasing operations in the northeast in late 2016. The primary component of the reduction in value during 2016 was a $15.6 million impairment charge on the transfer of equipment to Tiger in connection with the Recapitalization (see further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements). In addition, in 2016, we recorded a reduction in value of intangibles of $1.1 million and a reduction in value of property and equipment of $1.1 million. The reduction in the value of intangibles consisted of a $0.5 million reduction in an intangible associated with a non-compete which management determined was non-enforceable and a $0.6 million reduction in an intangible associated with a supply agreement which had no value subsequent to the liquidation of the supplier under bankruptcy proceedings. The $1.1 million reduction in value of property and equipment was in connection with asset sales and disposals completed during the year to fund working capital needs and repay debt.

Debt Modification Fee. During the year ended December 31, 2016, we recorded $0.6 million of expense due to a debt modification fee paid to Tiger in connection with the Recapitalization (see further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements).

Debt Modification Fee – Related Party. During the year ended December 31, 2017, we recorded a debt modification fee of $0.3 million which reflects the value of 1,200 shares of our Series A convertible preferred stock issued to Pelican in exchange for an amendment to our credit facility in May 2017.

Interest Expense, net. Interest expense and amortization of deferred loan costs was approximately $24,000 for the year ended December 31, 2017 compared to $2.4 million for the year ended December 31, 2016. The significant decrease is primarily due to the extinguishment of our former credit facility and certain other interest-bearing obligations on January 31, 2017 in connection with the Recapitalization (see further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements).

Interest Expense – Related Party. During the years ended December 31, 2017 and 2016, we recorded $0.4 million and $0.1 million of interest expense, respectively, due to Pelican, a related party. In December 2016, Pelican became our primary lender in connection with the Recapitalization (see further discussion in “Note 2 – Recent Events” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements).

Gain on Extinguishment of Debt and Other Liabilities. During the year ended December 31, 2017, we recorded a gain on extinguishment of debt and other liabilities of $2.4 million due to our troubled debt restructuring in connection with the Recapitalization (see further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our condensed consolidated financial statements).

Income Taxes. From our evaluation as of December 31, 2017 and 2016, the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As such, a valuation allowance of $2.4 million is included on the consolidated balance sheet for the years ended December 31, 2017 and 2016. Income tax expense was approximately $59,000 for the year ended December 31, 2017 which reflects Texas Franchise Tax. Our current tax expense continues to be indicative of the impact of state taxes, due to our continued full valuation allowance on net deferred tax assets. The income tax benefit recognized for the year ended December 31, 2016 was $7.9 million, or an effective tax rate of 28.7%. During the year ended December 31, 2016, we recorded the impact of the initial full valuation allowance which had a significant impact on our effective tax rate.

Discontinued Operations. Discontinued operations include Evolution which specialized as an operator of MWD downhole tools. The operations were completely abandoned by December 31, 2016 and there was no income or loss from discontinued operations during the year ended December 31, 2017. Losses from discontinued operations, net of income taxes, were $2.5 million for the year ended December 31, 2016. (See further discussion in “Note 16 – Discontinued Operations” in the notes to our consolidated financial statements.)

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. During the years ended December 31, 2017 and 2016, cash flows from operating activities were $0.4 million and approximately $9,000, respectively. The increase in cash flows from operating activities is primarily due to the significant improvement in operating results year-over-year, partially offset by requirements to fund changes in working capital. Our working capital needs in 2017 were primarily related to the substantial increase in activity year-over-year as compared to the significant decline in activity in 2016 when compared to 2015. In addition, we had an unusually high balance of unbilled receivables as of December 31, 2017 due to an increased lag time between the end of jobs and invoicing. During the first quarter of 2018, we have addressed this issue and the lag time between the end of jobs and the invoice creation date has decreased substantially when compared to 2017. With projected improved operating results and a shorter billing cycle, we believe we will generate positive cash flows from operating activities during the year ended December 31, 2018.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Cash capital expenditures for the year ended December 31, 2017 increased to $1.7 million from $0.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, we spent approximately $0.5 million to acquire assets, such as flare igniters and diesel mud pumps, to replace equipment which we sub-rent to meet customer demand when our owned equipment is fully utilized. In addition, we repurchased certain equipment, approximately $0.3 million, which had been sold to Tiger in connection with the Recapitalization, specifically centrifuges, in order to meet increasing demand. Every one to two years, our centrifuges require refurbishments. Due to lack of demand in 2015 and 2016, we did not refurbish any centrifuges. In 2017, we spent approximately $0.3 million to refurbish centrifuges in order to meet the increased demand for our solids control services. The remainder of our expenditures during the year ended December 31, 2017 were related to ongoing replacement capital expenditures for items such as hoses and containment liners. In 2018, in addition to capital expenditures required to support the ongoing operations, we anticipate spending at least $0.5 million to refurbish up to 24 centrifuges in order to meet the continuing increase in demand for our solids control services. We are also aggressively seeking opportunities to purchase additional tanks and diesel mud pumps at discounted prices so that we can replace equipment which we are currently sub-renting.

Although we do not budget acquisitions in the normal course of business, we regularly engage in discussions related to potential acquisitions of companies which provide oilfield services.

Liquidity. Although we faced significant challenges with respect to liquidity in 2016, we successfully completed the Recapitalization in January 2017 which significantly improved our liquidity and our access to capital. We were able to strengthen our balance sheet by converting our redeemable preferred stock and certain other obligations into common equity and by restructuring our credit facility. Given that the lender under the new credit facility is Pelican, a related party and owner of over 65.0% of the Company on a fully diluted basis, we have much greater flexibility to modify our credit facility, if and when needed, and we benefit from a credit facility which is structured with no financial covenants and principal payments based solely on free cash flow. (See further discussion in “Note 2 – Recent Developments”, “Note 3 – Recapitalization”, “Note 7 – Long-Term Debt”, and “Note 8 – Long-Term Debt – Related Party”) in the notes to our consolidated financial statements.)

As of December 31, 2017, we had $1.1 million of liquidity when considering our cash on hand and our availability to borrow under our credit facility with Pelican. The table below reflects our liquidity as of December 31, 2017 (in thousands):

December 31, 2017
Cash	$203
Revolving facility availability (1)	250
Delayed draw term loan availability (1) , (2)	675
Total liquidity	$1,128
__________________

(1) With Permian Pelican LLC, our controlling shareholder.
(2) Available to finance 90% of purchase price for capital expenditures.

Subsequent to December 31, 2017, we have improved our liquidity position by entering into an amendment to our credit facility and by generating significant cash from changes in working capital. In January 2018, we entered into an amendment to the credit facility with Pelican in order to transfer $0.6 million of remaining availability on the delayed draw term loan, under which draws must be used to finance capital expenditures, to a swing line which permits draws and repayments with no restrictions on the use of proceeds. The swing line matures on June 30, 2018 at which time all remaining outstanding balances must be repaid. As of March 31, 2018, we have not drawn under the swing line. During the fourth quarter of 2017, we experienced certain delays in billing due to a lack of available personnel. We successfully caught up with all delayed billings in January 2018 and have collected over $4.8 million during the first quarter of 2018 compared to collections of only $3.7 million during the fourth quarter of 2017. As of March 24, 2018, our bank balance had increased to $1.5 million. These improvements in liquidity were slightly offset by a draw of $0.3 million under our revolving credit facility in January 2018 leaving no remaining availability under our revolving credit facility. The table below reflects our liquidity as of March 24, 2018 (in thousands):

March 24, 2018
Cash	$1,472
Outstanding checks	(534)
Swing line availability (1)	600
Revolving facility availability (1)	-
Delayed draw term loan availability (1) , (2)	75
Total liquidity	$1,613
__________________

(1) With Permian Pelican LLC, our controlling shareholder.
(2) Available to finance 90% of purchase price for capital expenditures.

Credit Facility. As of March 31, 2018, we have availability to borrow an incremental $0.7 million under our credit facility with Pelican. Principal payments on the outstanding balances under our credit facility are based solely on excess free cash flows, which are calculated annually each calendar year. Accordingly, there was no principal payment due for the year ended December 31, 2017. We have no borrowings under our swing line as of March 31, 2018; however, to the extent we make a draw on the line, the full amount of any outstanding balances on June 30, 2018 will be immediately due and payable. (See further discussion in “Note 2 – Recent Developments”, “Note 3 – Recapitalization”, and “Note 8 – Long-Term Debt – Related Party” in the notes to our consolidated financial statements.)

We believe that our cash flow from operations combined with access to capital through our lender and controlling shareholder, Pelican, will be sufficient to fund our working capital needs, contractual obligations and maintenance capital expenditures for the next twelve months.

Contractual Obligations

The table below indicates our contractual obligations as of December 31, 2017 (in thousands):

	As of December 31, 2017
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt - related party (1)	$6,352	$-	$6,352	$-	$-
Interest on long-term debt - related party (2)	660	330	330	-	-
Severance obligations (3)	391	-	391	-	-
Operating leases	226	118	108	-	-
Equipment financing	3	3	-	-	-
Total	$7,632	$451	$7,181	$-	$-
________________

(1) Maturity date is December 31, 2019 unless such debt is refinanced.

(2) Interest payments on Pelican credit facility calculated at 5.2% per annum.

(3) See "Note 10 - Commitments and Contingencies" for further detail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Net Operating Losses

As of December 31, 2017 and 2016, we had approximately $31.5 million and $29.5 million, respectively, of federal net operating loss carryforwards. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of December 31, 2017 and 2016, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have a valuation allowance of approximately $2.4 million as of December 31, 2017 and 2016 on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in these certain state tax jurisdictions.

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

We have identified the following critical accounting policies that require a significant amount of estimation or judgment to accurately present our financial position, results of operations and cash flows after the Recapitalization:

•	Revenue Recognition;
•	Allowance for Doubtful Accounts;
•	Estimates of Depreciable Lives;
•	Valuation of Long-lived Assets;
•	Contingencies;
•	Income Taxes; and
•	Cash Flow Estimates.

For a detailed discussion on the application of these, relevant critical accounting policies before the Recapitalization, and other accounting policies, see “Note 4 – Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this document.

Revenue Recognition: We generate revenue primarily from renting equipment at per-day rates. In connection with certain of our solids control operations, we also provide personnel to operate our equipment at the customer’s location at per-day or per-hour rates. In addition, we may provide equipment transportation and rig-up/rig-down services to the customer at flat rates per job or at an hourly rate. Our services are generally sold based upon purchase orders or contracts with customers that include fixed or determinable prices. We recognize revenue when services or equipment are provided, and collectability is reasonably assured. We contract for a majority of our services on a day rate basis. We rent products on a day rate basis, and revenue from the sale of equipment is recognized when the title to the equipment has transferred to the customer.

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

Income Taxes: We account for deferred income taxes using the asset and liability method and provide income taxes for all significant temporary differences. Management determines our current tax liability as well as taxes incurred as a result of current operations yet deferred until future periods. Current taxes payable represents our liability related to our income tax returns for the current year, while net deferred tax expense or benefit represents the change in the balance of deferred tax assets and liabilities reported on our consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that the rate is enacted. Further, management makes certain assumptions about the timing of temporary tax differences for the differing treatment of certain items for tax and accounting purposes or whether such differences are permanent. The final determination of our tax liability involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned, and expenditures incurred.

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

Cash Flow Estimates: Our estimates of future cash flow are based on the most recent available market and operating data for the applicable asset base at the time we made the estimate. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on us. Critical assumptions include projected revenue growth, gross profit margins, selling, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. Our cash flow estimates are used for all our valuation-based estimates detailed above.

Recently Issued Accounting Standards

For a discussion of new accounting standards, see “Note 4 – Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aly Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aly Energy Services, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/S/ RSM US LLP

Houston, Texas

April 2, 2018

ALY ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets
Cash	$203	$681
Restricted cash	30	30
Accounts receivable, net	2,358	1,120
Unbilled receivables	1,525	328
Prepaid expenses and other current assets	390	496
Total current assets	4,506	2,655

Property and equipment, net	26,888	28,226
Intangible assets, net	4,099	4,931
Other assets	9	14
Total assets	$35,502	$35,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,640	$912
Accrued expenses	1,131	1,163
Accrued interest and other - related party	26	1,277
Current portion of long-term debt	3	1,593
Current portion of long-term debt - related party	-	18,880
Current portion of contingent payment liability	-	810
Total current liabilities	2,800	24,635

Long-term debt, net	-	10
Long-term debt, net - related party	6,352	1,315
Other long-term liabilities	412	708
Total liabilities	9,564	26,668

Commitments and contingencies (note 10)
Aly Operating redeemable preferred stock	-	4,924
Aly Centrifuge redeemable preferred stock	-	10,080
	-	15,004
Stockholders' equity (deficit)
Series A convertible preferred stock of $0.001 par value (liquidation preference of $17,292)	6,755	-
Authorized-20,000; issued and outstanding-17,292 as of December 31, 2017
Authorized, issued and outstanding-none as of December 31, 2016
Preferred stock of $0.001 par value	-	-
Authorized-9,980,000; issued and outstanding-none as of December 31, 2017
Authorized-10,000,000; issued and outstanding-none as of December 31, 2016
Common stock of $0.001 par value	14	7
Authorized-25,000,000; Issued-13,819,020; Outstanding-13,818,795 as of December 31, 2017
Authorized-25,000,000; Issued-6,707,039; Outstanding-6,706,814 as of December 31, 2016
Additional paid-in-capital	53,754	28,307
Accumulated deficit	(34,583)	(34,158)
Treasury stock, 225 shares at cost	(2)	(2)
Total stockholders' equity (deficit)	25,938	(5,846)

Total liabilities and stockholders' equity (deficit)	$35,502	$35,826

The accompanying notes are an integral part of these consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2017	2016
Revenue	$14,637	$11,002
Expenses:
Operating expenses	9,927	8,324
Depreciation and amortization	3,701	5,299
Selling, general and administrative expenses	2,943	4,073
Reduction in value of assets	58	17,736
Total expenses	16,629	35,432

Loss from continuing operations	(1,992)	(24,430)

Other expense (income):
Debt modification fee	-	629
Debt modification fee - related party	320	-
Interest expense, net	24	2,378
Interest expense - related party	418	111
Gain on extinguishment of debt and other liabilities	(2,388)	-
Total other expense (income)	(1,626)	3,118

Loss from continuing operations before income taxes	(366)	(27,548)

Income tax expense (benefit)	59	(7,904)
Net loss from continuing operations	(425)	(19,644)

Loss from discontinued operations, net of income taxes	-	2,491
Net loss	(425)	(22,135)

Preferred stock dividends	63	728
Accretion of preferred stock, net	-	(126)
Net loss available to common stockholders	$(488)	$(22,737)

Basic and diluted loss per share information:
Net loss from continuing operations available to common stockholders	$(0.04)	$(3.02)
Less: Loss from discontinued operations, net of income taxes	0.00	0.37
Net loss available to common stockholders	$(0.04)	$(3.39)

Weighted-average shares - basic and diluted	13,214,764	6,706,814

The accompanying notes are an integral part of these consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Stock	Total
Balance as of January 1, 2016	-	$-	6,707,039	$7	$28,909	$(12,023)	$(2)	$16,891
Preferred stock dividends	-	-	-	-	(728)	-	-	(728)
Accretion of preferred stock, net	-	-	-	-	126	-	-	126
Net loss	-	-	-	-	-	(22,135)	-	(22,135)
Balance as of December 31, 2016	-	-	6,707,039	7	28,307	(34,158)	(2)	(5,846)
Preferred stock dividends					(63)	-	-	(63)
Issuance of common shares in exchange for the	-	-	1,657,494	2	197	-	-	199
extinguishment of debt and other liabilities (note 3)
Issuance of common shares in exchange for the	-	-	5,454,487	5	15,031	-	-	15,036
extinguishment of redeemable preferred stock (note 3)
Issuance of preferred shares in exchange for the	16,092	6,435	-	-	9,657	-	-	16,092
extinguishment of debt and other liabilities - related party (note 3)
Issuance of preferred shares in exchange for an	1,200	320	-	-	-	-	-	320
amendment to credit facility - related party
Issuance of stock options	-	-	-	-	625	-	-	625
Net loss	-	-	-	-	-	(425)	-	(425)
Balance as of December 31, 2017	17,292	$6,755	13,819,020	$14	$53,754	$(34,583)	$(2)	$25,938

The accompanying notes are an integral part of these consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(in thousands)

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(425)	$(22,135)
Less: Loss from discontinued operations, net of income taxes	-	2,491
Net loss from continuing operations	(425)	(19,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,701	5,299
Amortization of deferred loan costs	-	403
Reduction in value of assets	58	17,736
Stock-based compensation	625	-
Bad debt expense	74	193
Fair value adjustments to contingent payment liability	-	(372)
Gain on extinguishment of debt and other liabilities	(2,388)	-
Debt modification fee	-	629
Debt modification fee - related party	320	-
Deferred Taxes	-	(7,941)
Changes in operating assets and liabilities:
Cash paid upon assumption of net liabilities from discontinued operations	-	(7)
Receivables	(2,509)	2,768
Prepaid expenses and other assets	80	471
Accounts payable	728	(13)
Accrued interest and other - related party	196	111
Accrued expenses and other liabilities	(51)	376
Net cash provided by continuing operations	409	9
Net cash used in discontinued operations	-	(47)
Net cash provided by (used in) operating activities	409	(38)

Cash flows from investing activities:
Purchases of property and equipment	(1,718)	(389)
Proceeds from disposal of property and equipment	15	465
Net cash provided by (used in) continuing operations	(1,703)	76
Net cash used in discontinued operations	-	39
Net cash provided by (used in) investing activities	(1,703)	115

Cash flows from financing activities:
Proceeds from line of credit - related party	-	494
Borrowings on long-term debt - related party	825	-
Repayment of long-term debt	(9)	(348)
Net cash provided by continuing operations	816	146
Net cash used in discontinued operations	-	(9)
Net cash provided by financing activities	816	137

Net increase (decrease) in cash and restricted cash	(478)	214
Cash and restricted cash, beginning of period	711	497
Cash and restricted cash, end of period	$233	$711

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

By December 31, 2016, the abandonment of these operations and sell-off of the assets was completed with approximately $0.2 million of remaining liabilities assumed by the continuing operations of the Company; accordingly, there was no income or loss from discontinued operations during the year ended December 31, 2017. For the year ended December 31, 2016, the results of the discontinued operations are included in the line item “Loss from discontinued operations, net of income taxes” on the consolidated statement of operations and the cash flows from discontinued operations appear in the line items “Net cash provided by (used in) discontinued operations” on the consolidated statement of cash flows.

Basis of Presentation

Aly Centrifuge and Aly Operating Inc. (“Aly Operating”) are both wholly-owned subsidiaries of Aly Energy. Austin Chalk is a wholly-owned subsidiary of Aly Operating. We operate as one business segment which services customers within the United States.

The consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of Aly Energy and each of its subsidiaries in the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of operations for the years ended December 31, 2017 and 2016, consolidated statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2017 and 2016, and consolidated statements of cash flows for the years ended December 31, 2017 and 2016. All significant intercompany transactions and account balances have been eliminated upon consolidation.

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

During the year ended December 31, 2016, we entered into a series of forbearance agreements with our lender. Under the forbearance agreements, among other provisions, the lenders agreed to forbear from exercising their remedies under the credit agreement. These forbearance agreements permitted us to operate within the parameters of our normal course of business despite the continuing default under the credit agreement. Without these forbearance agreements, our outstanding debt would have been immediately due and payable. Throughout 2016, we remained in default and we did not have sufficient liquidity to repay all of the outstanding debt, $20.1 million as of January 31, 2016, to the lender at any point during the year. As such, we may have been forced to file for protection under Chapter 11 of the U.S. Bankruptcy Code.

In early 2016, we were hopeful that a successful operational restructuring would facilitate negotiations to modify the terms of our existing credit facility with Wells Fargo. Our operational restructuring in 2016 consisted of severe cost cuts which were incremental to the cost cuts already implemented in 2015. In 2016, action steps which resulted in significant cost cuts included, but are not limited to, (i) reducing headcount, (ii) ceasing operations in the northeast, (iii) modifying insurance policies, (iv) minimizing repair and maintenance activities and (v) eliminating new investments in equipment unless required by existing customers. The Company realized additional cost savings on variable costs, such as sub-rental equipment expense and trucking expense, as a direct result of the decline in activity.

In order to further support our working capital needs, we identified and sold idle and underutilized assets. During 2016, we realized aggregate proceeds from asset sales of approximately $0.8 million, of which $0.5 million and $0.3 million was used to fund working capital needs and pay down debt, respectively.

Capital Restructuring

Despite our successful operational restructuring efforts, the decline in our activity levels and the decline in customer pricing outpaced the impact of our cost reductions and it became evident that a capital restructuring would be necessary to continue operations and position our business for an industry turnaround.

In the second quarter of 2016, certain of the Company’s principal stockholders (“Shareholder Group”) began negotiations with Wells Fargo with the objective of consummating a recapitalization transaction (the “Recapitalization”) whereby our obligations under the credit agreement with Wells Fargo, outstanding capital leases in favor of Wells Fargo’s equipment finance affiliate, and certain other obligations of Aly Energy (collectively the “Aly Senior Obligations”) would be restructured. In August 2016, the Shareholder Group was introduced to a third party, Tiger Finance, LLC (“Tiger”), who was interested in providing bridge financing and extending forbearance until such date as sufficient capital could be raised by the Shareholder Group to complete the Recapitalization.

In September 2016, the Shareholder Group formed Permian Pelican, LLC (“Pelican”) with the objective of raising capital and executing the steps necessary to complete the restructuring, inclusive of successfully effecting the exchange of the Aly Operating redeemable preferred stock, the Aly Centrifuge redeemable preferred stock, a subordinated note payable and a liability for a contingent payment into approximately 10% of our common stock on a fully diluted basis.

Effective January 31, 2017, the Recapitalization was completed through the execution and delivery of a Securities Exchange Agreement and a Second Amended and Restated Credit Agreement and, as a result, the new credit facility, in which Pelican was the lender, consisted of a term loan of $5.1 million and a revolving facility of up to $1.0 million as of January 31, 2017. Availability under the revolving credit facility is determined by a borrowing base calculated as 80% of eligible receivables where eligible receivables are defined as all receivables which have been billed to customers and are less than 90 days old. See further discussion in “Note 3 – Recapitalization” and “Note 8 – Long-Term Debt – Related Party”.

Subsequent to the Recapitalization, we entered into several further amendments to capitalize on improved market conditions and increased activity in our business:

•	Amendment No. 1, effective March 1, 2017, provided for a delayed draw term loan to be added to the Pelican Credit Facility for the purpose of financing capital expenditures. The amendment permitted us to draw on the delayed draw term loan from time-to-time up until December 31, 2018 in order to fund up to 80% of the cost of capital expenditures subject to a $0.5 million limit on aggregate borrowings.
•	Amendment No. 2, effective May 23, 2017, increased the maximum revolving credit amount from $1.0 million to $1.8 million and extended the final maturity date of the facility to December 31, 2019. In consideration of the increase in the revolving credit facility and the extension of the final maturity date, we issued Pelican an amendment fee consisting of 1,200 shares of our Series A convertible preferred stock. See further discussion in “Note 12 – Controlling Shareholder and Related Party Transactions”.
•	Amendment No. 3, effective June 15, 2017, modified maximum potential borrowings under each of the revolving credit facility and the delayed draw term loan without changing the aggregate available borrowings under the credit facility. The amendment reduced the maximum revolving credit amount from $1.8 million to $1.0 million and increased the maximum delayed draw loan borrowings from $0.5 million to $1.3 million and the amendment also increased permitted draws on the delayed draw loan from 80% of the cost of capital expenditures being funded to 90% of the cost of capital expenditures being funded.

•	Amendment No. 4, effective January 22, 2018, provided for a Swing Line to be added to the Pelican Credit Facility without changing the aggregate available borrowings under the credit facility. The amendment provided for a maximum availability of $0.6 million under the new Swing Line and reduced the maximum delayed draw loan borrowings from $1.3 million to $0.7 million. Amounts drawn on the Swing Loan may be repaid and reborrowed without penalty until June 30, 2018 at which time the Swing Line matures and all outstanding amounts are immediately due and payable. Interest on the Swing Line is charged at the lower of the (i) highest lawful rate or (ii) 7.0% per annum.

To the extent the Company generates free cash flow, as defined in the credit agreement, during a given calendar year, principal payments of 50% of such free cash flow are due on the earlier of (i) 60 days after the end of such year or, (ii) the date on which the Company’s independent auditors have completed their audit of the financial statements for such year. Accordingly, there was no principal payment due for the year ended December 31, 2017.The maturity date of all remaining outstanding balances under the credit facility is December 31, 2019.

The obligations under the Pelican Credit Facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The Pelican Credit Facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The Pelican Credit Facility does not include any financial covenants. We were in full compliance with the credit facility as of December 31, 2017.

Under the Pelican Credit Facility, as of December 31, 2017, we have the availability to borrow an incremental $0.6 million under the Swing Line and, if we have capital expenditures which are eligible to be financed, an incremental $75,000 under the delayed draw term loan to finance 90% of such expenditures.

NOTE 3 — RECAPITALIZATION

Summary

In September 2016, Pelican was formed with the primary objective of completing the Recapitalization. Pelican agreed to acquire the Aly Senior Obligations, provided the Company was successful in effecting the exchange of the Aly Operating redeemable preferred stock, the Aly Centrifuge redeemable preferred stock, a subordinated note payable and a liability for a contingent payment into approximately 10% of our common stock on a fully diluted basis.

The Recapitalization consisted of three restructuring events which took place in the period beginning October 26, 2016 and ended on January 31, 2017. Below is a description of each event:

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

Effective January 31, 2017, the final restructuring event occurred and the Recapitalization was completed which resulted in the following:

•	an exchange of certain of the Company’s outstanding obligations (namely, the Aly Operating redeemable preferred stock, the Aly Centrifuge redeemable preferred stock, a subordinated note payable and a contingent payment liability) for approximately 10% of our common stock, or 7,111,981 common shares, on a fully diluted basis as of January 31, 2017;
•	an exchange of certain amendments to the Aly Senior Obligations (namely, a $16.1 million principal reduction, removal of restrictive covenants and extended maturity of payment obligations) for shares of our Series A convertible preferred stock (liquidation preference of $16.1 million or $1,000 per share) which represented approximately 80% of our common stock, or 53,628,842 common shares, on a fully diluted basis as of January 31, 2017; and
•	the formation of a new credit agreement with Pelican (consisting of a $5.1 million term loan and $1.0 million revolving credit facility) with an extended maturity date of December 31, 2018.

The Recapitalization had a significant impact to our capital structure and to our consolidated financial statements and there was a significant dilutive effect to those shareholders who held common stock immediately before the transaction was completed.

Troubled Debt Restructuring

Except for the Pelican exchange, each exchange was accounted for as a troubled debt restructuring (“TDR”) since an equity interest in the Company was issued to fully satisfy each debt. A gain on TDR is recognized for the excess of the carrying amount of the debt over the fair value of each equity interest granted. The impact of the Recapitalization includes a “gain on the extinguishment of debt and other liabilities” from the debtors of the subordinated note payable and the contingent payment liability and a “gain on the extinguishment of redeemable preferred stock” from the holders of Aly Operating redeemable preferred stock and Aly Centrifuge redeemable preferred stock. The share price of common stock as of January 31, 2017 of $0.12 per share was used as the basis of fair value for each equity interest granted.

The impact of the TDR is as follows:

Extinguishment of Debt and Other Liabilities. The exchange of the subordinated note payable and the contingent payment liability for common stock resulted in a gain of $2.4 million, or $0.36 per share, on the consolidated statement of operations for the year ended December 31, 2017 and was recorded as an “Issuance of common stock in exchange for the extinguishment of debt and other liabilities” on the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2017. The table below summarizes stock issued and the resulting gain for each extinguishment:

Gain on the Extinguishment of Debt and Other Liabilities
Debt and Other Obligations Extinguished	Common Stock Issued	Gain Included in Other Expense (Income)

Subordinated debt and accrued interest of $1.5 million and $0.3 million, respectively	1,200,000	$1.6 million

Contingent payment liability of $0.8 million	457,494	$0.8 million

Extinguishment of Redeemable Preferred Stock. The exchange of the Aly Operating redeemable preferred stock and the Aly Centrifuge redeemable preferred stock for common stock resulted in a gain of $14.4 million, or $2.14 per share, which was recorded as an “Issuance of common stock in exchange for the extinguishment of redeemable preferred stock” on the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2017. The table below summarizes stock issued and the resulting gain for each extinguishment:

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

On January 31, 2017, we issued 7,111,981 shares of our common stock to the former holders of the Aly Operating redeemable preferred stock, the Aly Centrifuge redeemable preferred stock, the subordinated note payable, and the liability for contingent payment in exchange for the above-mentioned extinguishments in connection with our TDR.

Credit Facility Restructuring

Given the nature of the related party relationship between the Company and Pelican, the extinguishment of our Aly Senior Obligations was accounted for as a capital transaction whereby we issued Series A convertible preferred stock in exchange for the extinguishment of our Aly Senior Obligations and the issuance of a new credit facility. The exchange resulted in a gain on the extinguishment of debt and other liabilities calculated as the amount above the estimated fair value of the equity interest granted. The share price of common stock as of January 31, 2017 of $0.12 per share was used as the basis of fair value for the equity interest granted.

The impact of the exchange and extinguishment of our Aly Senior Obligations is as follows:

Old Credit Facility. The partial extinguishment and exchange of our Aly Senior Obligations ($16.1 million principal reduction) for shares of our Series A convertible preferred stock resulted in a gain of $9.7 million which is recorded as an “Issuance of preferred shares in exchange for the extinguishment of debt and other liabilities – related party” on the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2017. The components of the Aly Senior Obligations were as follows (in thousands):

Aly Senior Obligations as of January 31, 2017
Debt and Other Obligations Extinguished	Amount

Credit facility	$17,772
Accrued fees and interest on credit facility	1,414
Capital lease obligations	1,930
Accrued interest on capital lease obligations	26
Line of credit and accrued interest - related party	500
Total	$21,642

New Credit Facility. On January 31, 2017, we completed the full extinguishment of our old credit facility and we entered into a new credit agreement with Pelican which consisted of a $5.1 million term loan and $1.0 million revolving credit facility ($5.1 million and $0.5 million outstanding as of January 31, 2017). See “Note 8 – Long-Term Debt – Related Party” for further discussion.

On January 31, 2017, we issued 16,092 shares of our Series A convertible preferred stock to Pelican in exchange for the above mentioned $16.1 million reduction of the Aly Senior Obligations.

Professional Fees - Recapitalization

During 2016, we recorded $0.2 million of expenses for professionals engaged by our former lender, Wells Fargo, whom the Company was required to pay under the terms of our credit facility. On December 12, 2016, these fees were assumed by Pelican and, on January 31, 2017, included within the Aly Senior Obligations refinanced in connection with the Recapitalization. These fees are included in “Accrued interest and other – related party” on our consolidated balance sheet as of December 31, 2016.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenue and expenses recognized during the reporting period. Areas where critical accounting estimates are made by management include:

•	Allowance for doubtful accounts,
•	Depreciation and amortization of property and equipment and intangible and other assets,
•	Impairment of property and equipment, intangible and other assets, and goodwill,
•	Litigation settlement accrual,
•	Contingent payment liability,
•	Stock-based compensation, and
•	Income taxes.

The Company analyzes its estimates based on historical experience and various other indicative assumptions that it believes to be reasonable under the circumstances. Under different assumptions or conditions, the actual results could differ, possibly materially from those previously estimated. Many of the conditions impacting these assumptions are outside of the Company’s control.

Revenue Recognition

We generate revenue primarily from renting equipment and, in connection with certain of our solids control operations, providing personnel to operate such equipment at per-day rates. In addition, we may provide equipment transportation and rig-up/rig-down services to our customers at flat rates per job or at an hourly rate. Revenue is recognized when it is realized or realizable and earned and when collectability is reasonably assured.

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

During the year ended December 31, 2017, the Company derived revenue from over 40 customers of which the top three customers generated approximately $8.2 million, or 56.0%, of our revenue. Amounts due from these customers included in accounts receivable and unbilled receivables as of December 31, 2017 are approximately $1.8 million.

During the year ended December 31, 2016, the Company derived revenue from over 50 customers of which the top three customers generated approximately $4.8 million, or 43.5%, of our revenue. Amounts due from these customers included in accounts receivable and unbilled receivables as of December 31, 2016 are approximately $0.6 million.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash is defined as cash on-hand and balances in operating bank accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, we have no cash equivalents. Restricted cash serves as collateral for the Company’s corporate credit card program.

Accounts Receivable, Unbilled Receivables and Allowance for Doubtful Accounts

Accounts receivable and unbilled receivables are stated at the amount which has been or will be billed to customers. Once billed, customer payments are typically due within 30 days. We provide an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, existing economic conditions and specific identification. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments. As of December 31, 2017 and 2016, the allowance for doubtful accounts was approximately $73,000 and $0.6 million, respectively.

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

When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved and the impact of any resulting gain or loss is recognized within “Reduction in value of assets” on the consolidated statement of operations for the period. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred. Refurbishments are capitalized when the value of the equipment is enhanced for an extended period.

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

Management determined that there were no events or changes in circumstances during the year ended December 31, 2017 indicating that the carrying amount of long-lived assets may not have been recoverable and, accordingly, there were no impairments recorded.

Due to the steep downturn in the oilfield services industry which began in late 2014 and continued throughout much of 2016, we evaluated recoverability quarterly during the year ended December 31, 2016. For each quarter, our estimated undiscounted net cash flow exceeded the carrying amount of the assets, and, as such, no impairment losses were recognized; however, in the quarters ended June 30 and September 30, 2016, we recognized an impairment in connection with our discontinued operations and an impairment in connection with the Recapitalization, respectively. See “Note 5 – Reduction in Value of Assets and Other Charges” and “Note 16 – Discontinued Operations” for a further discussion of the reduction in value recorded during 2016.

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

The Company amortizes intangible assets based upon a straight-line basis because the pattern of economic benefits consumption cannot otherwise be reliably estimated. Estimated useful lives of intangible assets are as follows:

Customer relationships	10 years
Tradename	10 years
Non-compete	4 - 5 years

Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for an impairment test of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Management determined that there were no events or changes in circumstances during the year ended December 31, 2017 indicating that the carrying amount of intangibles may not have been recoverable and, accordingly, there were no reductions in value of intangibles recorded. See “Note 5 – Reduction in Value of Assets and Other Charges” and “Note 16 – Discontinued Operations” for a further discussion of the reduction in value recorded during the year ended December 31, 2016.

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

As of January 1, 2016, we had no goodwill associated with continuing operations and $0.3 million of goodwill associated with discontinued operations. On October 26, 2016, in connection with the Recapitalization and the abandonment of the Evolution assets, we reduced the remaining value for the goodwill associated with these discontinued operations to zero. See “Note 16 – Discontinued Operations” for further discussion.

The Company did not have any goodwill recorded as of December 31, 2017 and 2016.

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

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the years ended December 31, 2017 and 2016. We had no uncertain tax positions as of December 31, 2017 and 2016.

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

On January 31, 2017, in connection with the Recapitalization (see further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization”), the sellers converted both (i) the second payment obligation of $0.7 million, which was past due, and (ii) the estimated third payment of $0.1 million, or 5% of estimated gross revenue of the business for the twelve-month period ended March 31, 2017, into 457,494 shares of common stock. This conversion was accounted for as a troubled debt restructuring (see further discussion in “Note 3 - Recapitalization”). There are no further payments due.

Fair Value Measurements

Prior to its conversion into common stock in connection with the Recapitalization, we measured the fair value of our contingent payment liability on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. We are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three distinct levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The following table provides a roll forward of the fair value of our contingent payment liability which includes Level 3 measurements (in thousands):

	For the Years Ended December 31,
	2017	2016

Fair value, beginning of period	$810	$1,182
Changes in fair value	-	(372)
Extinguishment of liability in connection with the Recapitalization	(810)	-
Fair value, end of period	$-	$810

As of December 31, 2017, there was no contingent payment liability recorded. See “Note 2 – Recent Developments” and “Note 3 – Recapitalization” for further details on the conversion of the contingent payment liability to common stock on January 31, 2017 in connection with the Recapitalization.

As of December 31, 2016, the fair value of the contingent payment liability represents the sum of (i) the known required payments for periods which had then ended and (ii) the present value of projected required payments for future periods based upon our internal model and projections. Due to the industry downturn which began in late 2014 and continued through much of 2016, both actual and projected utilization levels and pricing were significantly lower than the peaks experienced in 2014. Consequently, during the year ended December 31, 2016, we recorded a decrease to the fair value of the contingent payment liability as both the actual revenue and the projected revenue on which the contingent payments were based had declined significantly. The change in fair value is included in selling, general, and administrative expenses on our consolidated statement of operations for the year ended December 31, 2016.

As of December 31, 2016, the fair value of the contingent payment liability included (i) the past due payment for the year ended March 31, 2016, (ii) the calculated payment for the nine months ended December 31, 2016, and (iii) the fair value of the liability for the estimated additional cash payment due for the three months ended March 31, 2017.

Stock-Based Compensation

From time-to-time, we issue time-based vesting and performance-based vesting stock options, time-based vesting and performance-based vesting restricted stock units, and restricted stock awards to our employees as part of those employees’ compensation and as a retention tool for non-employee directors. We calculate the fair value of the awards on the grant date and amortize that fair value to compensation expense ratably over the vesting period of the award, net of estimated and actual forfeitures. The grant date fair value of our restricted stock awards and restricted stock units is determined using our stock price on the grant date. The fair value of our stock option awards is estimated using a Black-Scholes fair value model. The valuation of our stock options requires us to estimate the expected term of the award, which we estimate using the simplified method as we do not have sufficient historical exercise information. Additionally, the valuation of our stock option awards is also dependent on historical stock price volatility. In view of our insignificant trading volume, volatility is calculated based on historical stock price volatility of our peer group with a lookback period equivalent to the expected term of the award. Fair value of performance-based stock options and restricted stock units is estimated in the same manner as our time-based awards and assumes that performance goals will be achieved and the awards will vest. If the performance-based awards do not vest, any previously recognized compensation costs will be reversed. We record stock-based compensation as a component of general and administrative or direct operating expense based on the role of the applicable individual.

During the year ended December 31, 2017, we recorded stock-based compensation expense of $0.6 million. See further discussion in “Note 13 – Stock-Based Compensation”.

There was no stock-based compensation expense recorded during the year ended December 31, 2016.

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

During the years ended December 31, 2017 and 2016, the Company incurred net losses; therefore, the impact of any incremental shares would have been anti-dilutive.

Accounting Standards Recently Adopted

In January 2017, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments should be applied on a prospective basis. The new standard is effective for the Company on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the accounting guidance as of January 1, 2017. The newly adopted accounting principle is preferable because it reduces the cost and complexity of evaluating goodwill for impairment. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Related to Revenue from Contracts with Customers (Topic 606)

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters.

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606)—Technical Corrections and Improvements, which provided disclosure relief, and clarified the scope and application of the new revenue standard and related cost guidance. The new guidance for Topic 606 will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016.

The Company has completed its assessment in determining the impacts the new standard will have on its various revenue streams. The Company’s approach included performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance. The Company does not incur significant contract costs. The Company’s services and rental contracts are primarily short-term in nature, and therefore, based on management’s assessment, the Company has determined there will be no impact on its consolidated financial statements from the adoption of Topic 606, other than the additional disclosure requirements. Remaining implementation matters include establishing new policies, procedures, and controls. Any adoption date adjustments will not materially impact the financial statements. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective method and has elected to apply the revenue standard only to contracts that are not completed as of the date of initial application.

Accounting Standards Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance in this ASU applies to all entities that change the terms or conditions of a share-based payment award. The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is effective for the Company beginning on January 1, 2018 and should be applied prospectively to awards modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The new standard is effective for the Company beginning on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The guidance in this ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The new standard is effective for the Company beginning on January 1, 2018. The Company is evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

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

NOTE 5 — REDUCTION IN VALUE OF ASSETS AND OTHER CHARGES

During 2017 and 2016, the Company recorded approximately $58,000 and $17.7 million, respectively, in expense related to reduction in value of assets. See also “Note 16 – Discontinued Operations” for a discussion of the reduction in value of assets associated with discontinued operations.

The components of reduction in value of assets are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Reduction in value of property and equipment:
Impairment in connection with Recapitalization	$-	$15,562
Loss on disposal of assets	58	1,087
Reduction in value of intangibles	-	1,087
Total reduction in value of assets	$58	$17,736

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

Loss on Disposal of Assets

During the year ended December 31, 2017, the Company recorded a loss on the disposal of property and equipment of approximately $58,000 related primarily to the return of excess vehicles to the lessor in exchange for a release from the associated capital lease obligation and the write-off of leasehold improvements associated with the early termination of certain facility leases.

During 2016, the Company recorded a loss on the disposal of property and equipment of $1.1 million when the Company sold idle and underutilized equipment and vehicles with a net book value of $1.9 million for cash proceeds of approximately $0.8 million. Approximately $0.5 million of proceeds were used to fund working capital needs created by the significant deterioration in the industry throughout 2015 and approximately $0.3 million of proceeds were used to pay down outstanding balances owed to Wells Fargo under the terms of our credit facility. Due to the depressed market for oilfield services, these assets were sold for proceeds significantly less than the net book value resulting in higher losses than normal.

Reduction in Value of Intangibles

During 2016, the Company recorded a $1.1 million reduction in value of intangibles which consisted of a $0.5 million reduction in an intangible associated with a non-compete which management determined was non-enforceable and a $0.6 million reduction in an intangible associated with a supply agreement which had no value subsequent to the liquidation of the supplier under bankruptcy proceedings. As of December 31, 2016, these intangibles were recorded with no value on the consolidated balance sheet.

During the years ended December 31, 2017 and 2016, the Company incurred certain charges related to the downturn in the industry and the Recapitalization. These charges are summarized below (in thousands):

	For the Years Ended December 31,
	2017	2016

Debt modification fee - Recapitalization	$-	$629
Debt modification fee - related party	320	-
Professional fees - Recapitalization	138	472
Severance - operational restructuring	(221)	456
	$237	$1,557

Debt Modification Fee – Recapitalization

In October 2016, in connection with our transfer of property and equipment to Tiger, we received certain modifications to our credit facility, including a $2.0 million reduction in our principal outstanding on the Aly Senior Obligations and an extension of the forbearance period to December 9, 2016. We recorded a debt modification fee of $0.6 million as the property and equipment transferred to Tiger had a fair value exceeding the reduction of our obligations. See “Note 2 – Recent Developments” and “Note 3 – Recapitalization” for further details.

Debt Modification Fee – Related Party

On May 23, 2017, in consideration of the increase in the revolving credit facility and the extension of the maturity date of the credit facility with Pelican to December 31, 2019, the Company agreed to issue Pelican an amendment fee of 1,200 shares of our Series A convertible preferred stock. Given the nature of the related party relationship between the Company and Pelican, a debt modification fee – related party of $0.3 million was recorded to interest expense and was equivalent to the estimated fair value of the equity interest granted. The share price of our common stock as of May 23, 2017 of $0.08 per share was used as the basis of fair value for the equity interest granted.

Professional Fees - Recapitalization

During the years ended December 31, 2017 and 2016, the Company incurred professional fees related to the Recapitalization of $0.1 million and $0.5 million, respectively, which are included in selling, general, and administrative expenses on the consolidated statements of operations.

The fees in 2016 were incurred both in connection with forbearance agreements and other negotiations with the Company’s former lender, Wells Fargo, and in connection with the Recapitalization. The charges include $0.2 million of expenses incurred by the Company for financial advisors that Wells Fargo required the Company to retain and $0.1 million of legal and other professional fees. In addition, the charges in 2016 include $0.2 million of expenses the Company incurred for professionals engaged by Wells Fargo whom the Company was required to pay under the terms of our credit facility. On December 12, 2016, these fees were assumed by Pelican and, on January 31, 2017, these fees were included within the Aly Senior Obligations refinanced in connection with the Recapitalization. These fees are recorded in “Accrued interest and other – related party” on our consolidated balance sheet as of December 31, 2016. See “Note 2 – Recent Developments” and “Note 3 – Recapitalization” for further details.

Severance – Operational Restructuring

During the years ended December 31, 2017 and 2016, the Company recorded a benefit of $0.2 million and an expense of $0.5 million, respectively, related to severance obligations. These severance obligations were primarily a result of decisions to reduce headcount in response to the significant downturn in the industry. Due to our limited liquidity in recent years, we did not make certain required cash severance payments. During the year ended December 31, 2017, we settled certain of the obligations; however, we do not know when or if we will be able to satisfy the remaining outstanding severance claims. As such, the accrued severance liability balance of $0.4 million and $0.7 million as of December 31, 2017 and 2016, respectively, is included in other long-term liabilities on the consolidated balance sheets. The severance liability as of December 31, 2017 and 2016 includes a liability of $0.2 million assumed by Aly Energy related to discontinued operations.

NOTE 6 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	As of December 31,
	2017	2016
Machinery and equipment	$33,024	$31,541
Vehicles, trucks and trailers	4,288	4,523
Office furniture, fixtures and equipment	560	544
Leasehold improvements	105	203
Buildings	212	212
	38,189	37,023
Less: Accumulated depreciation and amortization	(11,374)	(8,807)
	26,815	28,216
Assets not yet placed in service	73	10
Property and equipment, net	$26,888	$28,226

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2017 and 2016 was $2.9 million and $3.9 million, respectively.

See “Note 5 – Reduction in Value of Assets and Other Charges” for further discussion on asset disposals during the years ended December 31, 2017 and 2016.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Non-Compete	Total

As of December 31, 2017:
Cost	$5,323	$2,174	$492	$7,989
Less: Accumulated amortization	(2,432)	(966)	(492)	(3,890)
Net book value	$2,891	$1,208	$-	$4,099

As of December 31, 2016:
Cost	$5,323	$2,174	$492	7,989
Less: Accumulated amortization	(1,900)	(749)	(409)	(3,058)
Net book value	$3,423	$1,425	$83	$4,931

Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending December 31,

2018	$750
2019	750
2020	750
2021	750
2022	679
Thereafter	420
$4,099

Total amortization expense for the years ended December 31, 2017 and 2016 was approximately $0.8 million and $1.4 million, respectively.

See further discussion of reduction in value of intangibles during the year ended December 31, 2016 in “Note 5 – Reduction in Value of Assets and Other Charges” and “Note 16 – Discontinued Operations”.

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term
Subordinated note payable	$-	$-	$1,500	$-
Equipment financing and capital leases	3	-	93	10
Total	$3	$-	$1,593	$10

Subordinated Note Payable

On August 15, 2014, we completed a bulk equipment purchase for total consideration of $10.3 million of which $2.0 million was in the form of a subordinated note payable (“Subordinated Note Payable”). Prior to the Recapitalization, payments of interest, incurred at 10% per annum, and principal were not required until the maturity date of June 30, 2017. The Subordinated Note Payable was generally subordinated in right of payment to our indebtedness to its lenders.

In connection with the Recapitalization, the Subordinated Note Payable was converted into 1,200,000 common shares of the Company. This conversion was accounted for as a troubled debt restructuring, see further details in “Note 2 – Recent Developments” and “Note 3 – Recapitalization”. As of January 31, 2017, there were no further obligations due under the Subordinated Note Payable.

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

Effective October 26, 2016, our equipment financing and capital leases with Wells Fargo Equipment Finance were included in the Aly Senior Obligations which were acquired by Tiger, then subsequently acquired on December 12, 2016 by Pelican. See further discussion in “Note 2 – Recent Developments”, “Note 3 – Recapitalization” and “Note 8 – Long-term Debt – Related Party”.

In January 2017, in order to reduce our debt service obligations, we returned certain underutilized and idle vehicles under capital leases with a net book value of $0.1 million to the lessor in exchange for the release of all outstanding obligations, aggregating to approximately $0.1 million, resulting in a reduction in value of assets of approximately $38,000.

As of December 31, 2017, we had one remaining capital lease with a balance of approximately $3,000 which was assumed by the continuing operations of the Company in connection with our discontinued operations effective December 31, 2016.

As of December 31, 2017 and December 31, 2016, we had approximately $3,000 and $0.1 million outstanding under equipment financing and capital leases, respectively. As of December 31, 2017, no value was recorded for equipment held under capital lease as the asset under lease was transferred to Tiger in October 2016 in connection with the Recapitalization. As of December 31, 2016, the gross amount of equipment held under capital leases was approximately $0.3 million and the associated accumulated amortization was $0.2 million.

Credit Facility: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

Our primary credit facility with Wells Fargo consisted of a term loan, a delayed draw term loan, and a revolving credit facility (“Credit Facility”, as amended). Obligations under the Credit Facility were as follows:

•	Term loan – In April 2014, our original principal balance on the term loan was $25.0 million; this loan required principal payments each quarter of $1.3 million.
•	Delayed draw term loan – In November 2014, we entered into an amendment to the Credit Facility, primarily to provide for a delayed draw term loan with a maximum availability of $5.0 million, and, as of December 2014, the full $5.0 million had been drawn; beginning in June 2015, this loan required principal payments each quarter of $0.3 million.
•	Revolving credit facility – In April 2014, our original availability under the revolving credit facility was $5.0 million; however, after subsequent amendments, our availability was reduced to $1.0 million as of December 31, 2015 and then to zero as of December 31, 2016. As such, there were no outstanding borrowings under this loan as of December 31, 2016.

In October 2015, in conjunction with an amendment to the Credit Facility, our interest rate was fixed at 5.25%. Beginning in July 2016, our rate increased to the default rate of 7.25% in connection with further amendments to the Credit Facility and related forbearance agreements.

The obligations under the Credit Facility were guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit agreement contained customary events of default and covenants including restrictions on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, grant liens and sell assets.

Due to the significant downturn in the oilfield services industry throughout 2015, as of January 1, 2016, we were not in compliance with certain financial covenants set forth in our Credit Facility due to our poor financial results.

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

On October 26, 2016, in connection with the Recapitalization, the Aly Senior Obligations, which included the Credit Facility and the outstanding equipment financing and capital leases in favor of Wells Fargo and Well Fargo Equipment Finance, respectively, were acquired by Tiger. Simultaneously, we entered into the Third Limited Forbearance Agreement which extended the forbearance period to December 9, 2016 and reduced the Aly Senior Obligations in the amount of $2.0 million, conditioned upon the following, among other items: (i) Tiger entering into an assignment agreement with Pelican; (ii) Pelican providing $500,000 of unsecured working capital financing to the Company pending the closing; and, (iii) the Company transferring to Tiger certain excess equipment and vehicles which the Company was not utilizing and did not consider as necessary for its operations. The Company recorded a debt modification fee of $0.6 million in connection with the execution of the Third Limited Forbearance Agreement. See “Note 2 – Recent Developments” and “Note 3 – Recapitalization” for further detail.

Effective December 12, 2016, the Aly Senior Obligations were acquired by Pelican. See further discussion in “Note 8 – Long-term Debt – Related Party”.

NOTE 8 — LONG-TERM DEBT – RELATED PARTY

Long-term debt – related party consists of the following (in thousands):

	December 31, 2017		December 31, 2016
	Current	Long-Term	Current	Long-Term
Credit facility
Term loan	$-	$5,027	$13,339	$-
Revolving credit facility	-	750	-	-
Delayed draw term loan	-	575	4,433	-
Line of credit - related party	-	-	494	-
Equipment financing and capital leases	-	-	614	1,315
Total	$-	$6,352	$18,880	$1,315

Line of Credit – Related Party

On October 26, 2016, we entered into an agreement with Tiger and Pelican, in conjunction with the Recapitalization, requiring Pelican to provide a working capital line of credit of $0.5 million. Borrowings under the line accrued interest at a rate of 5% per annum. The line was unsecured and had a maturity date of January 31, 2017.

As of December 31, 2017, there was no outstanding balance under the line. The outstanding balance of $0.5 million as of January 31, 2017 was aggregated with the Aly Senior Obligations and subsequently exchanged into a new credit facility with Pelican in connection with the Recapitalization (see “Note 3 – Recapitalization for further detail). As of December 31, 2016, there was $0.5 million outstanding under the line and no further availability to borrow under the line.

Credit Facility – Related Party: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

Effective October 26, 2016, our Credit Facility with Wells Fargo was included in the Aly Senior Obligations which were acquired by Tiger and then subsequently acquired on December 12, 2016 by Pelican. During this time, interest and ticking fees continued to accrue and there were no modifications to the components of the Credit Facility as a result of these transactions; however, a Fourth Limited Forbearance Agreement was executed with Pelican. The agreement extended the forbearance period to January 31, 2017, conditioned upon the Company using its best efforts to consummate a recapitalization plan, satisfactory to Pelican, that would, at a minimum, result in the conversion of all outstanding Aly Operating redeemable preferred stock and associated accrued dividends, all outstanding Aly Centrifuge redeemable preferred stock and associated accrued dividends, the subordinated note payable and associated accrued interest, and the contingent payment liability into common stock on or prior to January 31, 2017.

Effective January 31, 2017, the Recapitalization was completed, and the Credit Facility was amended in its entirety. The amended facility consisted of a term loan of $5.1 million and a revolving credit facility of up to $1.0 million (“Pelican Credit Facility”). Availability under the revolving credit facility is determined by a borrowing base calculated as 80% of eligible receivables where eligible receivables are defined as all receivables which have been billed to customers and are less than 90 days old.

Borrowings under the Pelican Credit Facility are subject to monthly interest payments at an annual base rate of the six-month LIBOR rate on the last day of the calendar month plus a margin of 3.0%. To the extent the Company generates free cash flow, as defined in the credit agreement, during a given calendar year, principal payments of 50% of such free cash flow are due on the earlier of (i) 60 days after the end of such year or, (ii) the date on which the Company’s independent auditors have completed their audit of the financial statements for such year. Accordingly, there was no principal payment due for the year ended December 31, 2017.

Subsequent to the Recapitalization, we entered into several further amendments to capitalize on improved market conditions and increased activity in our business:

•	Amendment No. 1, effective March 1, 2017, provided for a delayed draw term loan to be added to the Pelican Credit Facility for the purpose of financing capital expenditures. The amendment permitted us to draw on the delayed draw term loan from time-to-time up until December 31, 2018 in order to fund up to 80% of the cost of capital expenditures subject to a $0.5 million limit on aggregate borrowings.
•	Amendment No. 2, effective May 23, 2017, increased the maximum revolving credit amount from $1.0 million to $1.8 million and extended the final maturity date of the facility to December 31, 2019. In consideration of the increase in the revolving credit facility and the extension of the final maturity date, we issued Pelican an amendment fee consisting of 1,200 shares of our Series A convertible preferred stock. See further discussion in “Note 12 – Controlling Shareholder and Related Party Transactions”.
•	Amendment No. 3, effective June 15, 2017, modified maximum potential borrowings under each of the revolving credit facility and the delayed draw term loan without changing the aggregate available borrowings under the credit facility. The amendment reduced the maximum revolving credit amount from $1.8 million to $1.0 million and increased the maximum delayed draw loan borrowings from $0.5 million to $1.3 million and the amendment also increased permitted draws on the delayed draw loan from 80% of the cost of capital expenditures being funded to 90% of the cost of capital expenditures being funded.
•	Amendment No. 4, effective January 22, 2018, provided for a Swing Line to be added to the Pelican Credit Facility without changing the aggregate available borrowings under the credit facility. The amendment provided for a maximum availability of $0.6 million under the new Swing Line and reduced the maximum delayed draw term loan borrowings from $1.3 million to $0.7 million. Amounts drawn on the Swing Loan may be repaid and reborrowed without penalty until June 30, 2018 at which time the Swing Line matures and all outstanding amounts are immediately due and payable. Interest on the Swing Line is charged at the lower of the (i) highest lawful rate or (ii) 7.0% per annum.

The obligations under the Pelican Credit Facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The Pelican Credit Facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The Pelican Credit Facility does not include any financial covenants. We were in full compliance with the credit facility as of December 31, 2017.

As of December 31, 2017, we had the availability to borrow an incremental $0.3 million under the revolving credit facility, and an incremental $0.7 million under the delayed draw term loan.

In January 2018, we borrowed an incremental $0.3 million under the revolving credit facility and the Pelican Credit Facility was amended to include the Swing Line. As of March 31, 2018, we have the availability to borrow an $0.6 million under the Swing Line and, if we have capital expenditures which are eligible to be financed, an incremental $75,000 under the delayed draw term loan to finance 90% of such expenditures.

Equipment Financing and Capital Leases – Related Party

Effective December 12, 2016, Pelican acquired the Aly Senior Obligations which included $1.9 million of outstanding equipment financing and capital leases plus associated accrued interest.

On January 31, 2017, in connection with the Recapitalization, the Aly Senior Obligations, including the equipment financing and capital leases, were refinanced under the Pelican Credit Facility, see “Note 2 – Recent Developments” and “Note 3 – Recapitalization”. Future borrowings required for equipment financing are likely to be funded through the delayed term loan included in the Pelican Credit Facility.

Based on the impact of the Recapitalization on January 31, 2017, coupled with the Company’s current forecasts, cash-on-hand, cash flow from operations and borrowing capacity under the Pelican Credit Facility, the Company expects to have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months; however, our forecasts are based on many factors outside the Company’s control. See further details in “Note 2 – Recent Developments” and “Note 3 – Recapitalization”.

NOTE 9 — INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted by the U.S. federal government. The legislation significantly changed U.S. income tax law, by, among other things, lowering the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. In addition, there are many new provisions, including changes to expensing of qualified tangible property and the deductions for executive compensation and interest expense. The Company’s consolidated financial statements for the year ended December 31, 2017 were not impacted by the corporate income tax rate reduction going from 35% to 21% due to our full valuation allowance on net deferred tax assets. This rate reduction required the revaluation of the Company’s deferred tax assets and liabilities as of the U.S. Tax Reform enactment date. The revaluation reflects an assumption that the new federal corporate income tax rate will remain in place for the years in which temporary differences are expected to reverse. The Company estimates that the reduction in the federal tax rate applicable to deferred tax balances will reduce the net deferred tax asset balance, before valuation allowance, by approximately $0.8 million, with a corresponding reduction in the recorded valuation allowance.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides the registrant with up to a one-year period to finalize the accounting for the impacts of U.S. Tax Reform. During the one-year period in which the initial accounting for U.S. Tax Reform impacts is incomplete, a registrant may include a provisional amount when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made. As discussed above, the Company has estimated the tax provision impacts related to the corporate income tax rate reduction and the impact on its deferred tax assets and liabilities, after corresponding adjustments to the reported valuation allowance. The deferred tax assets and liabilities table below include the adjustments from the revaluation of deferred tax balances to reflect the rate reduction for the year ended December 31, 2017. Before U.S. Tax Reform adjustments, the ending net deferred tax asset would have been $3.2 million compared to the reflected ending net deferred tax asset of $2.4 million as of December 31, 2017. The ultimate impact of remeasuring the deferred tax assets and liabilities may differ from the provisional amounts due to gathering additional information to more precisely compute the amount of tax, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and actions the Company may take. The Company expects to finalize accounting for the impacts of U.S. Tax Reform when the 2017 U.S. corporate income tax return is filed in 2018.

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2017	2016

Current provision:
Federal	$-	$-
State	59	33
Total current provision	59	33

Deferred benefit:
Federal	-	(7,298)
State	-	(639)
Total deferred benefit	-	(7,937)

Provision for income taxes	$59	$(7,904)

The following table reconciles the statutory tax rates to our effective tax rate:

	For the Years Ended December 31,
	2017	2016

Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	-5.56%	1.85%
Deferred income taxes - Tax Reform Rate Change	-77.90%	0.00%
Valuation allowance - Tax Reform Rate Change	77.90%	0.00%
Valuation allowance - other	-178.02%	-8.60%
Gain on cancellation of debt income - Restructuring	163.55%	0.00%
Accrued interest on equity - Restructuring	-25.70%	0.00%
Other miscellaneous	-4.61%	1.46%
Effective income tax rate	-16.34%	28.71%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Components of our deferred income taxes are as follows (in thousands):

	As of December 31,
	2017	2016

Deferred tax assets:
Allowance for doubtful accounts	$15	$191
Net operating loss	6,622	10,024
Start-up costs	9	17
State net operating loss, net of federal benefit	980	604
Accrued compensation	84	220
Charitable contributions and other	9	26
Total deferred tax assets	7,719	11,082

Deferred tax liabilities:
Prepaid assets	82	32
Property and equipment	4,496	7,334
Intangibles	595	1,208
State deferreds, net of federal benefit	160	139
Total deferred tax liabilities	5,333	8,713

Net deferred tax assets (liabilities) before valuation allowance	2,386	2,369
Valuation allowance	(2,386)	(2,369)
Net deferred tax liabilities after valuation allowance	$-	$-

We have a loss for the year ended December 31, 2017, for federal income tax purposes and in certain state income tax jurisdictions. As of December 31, 2017, we had a gross net operating loss (“NOL”) carryforward for U.S. federal income tax purposes of approximately $31.5 million. This NOL will begin to expire in 2033 if not utilized. We will carryforward the net federal NOL of approximately $6.6 million. We also have state NOL carryforwards that will affect state taxes of approximately $1.2 million as of December 31, 2017. State NOLs begin to expire in 2034. Carryback provisions are not allowed by all states, accordingly the state NOLs also give rise to a deferred tax asset.

The Company’s ability to utilize its NOL carryforwards to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the Company’s stock have aggregate increases in their ownership of such stock of more than 50 percentage points over such stockholders’ lowest ownership percentage during the testing period (generally a rolling three-year period). The Company believes it has not experienced an ownership change in January 2017 as a result of the Recapitalization; however, the Company remains subject to ongoing testing for future ownership changes based on shareholder ownership that may create a restrictive Section 382 limitation on the NOLs in subsequent reporting periods.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. Management considers cumulative losses and other negative evidence as well as positive evidence such as the scheduled reversal of deferred tax liabilities, future profitability, and tax planning strategies in making this assessment. From its evaluation, the Company has concluded that based on the weight of available evidence, it is not more likely than not to realize the benefit of its deferred tax assets. Therefore, the Company had a valuation allowance of $2.4 million for as of December 31, 2017 and 2016. Should the factors underlying management’s analysis change, future valuation adjustments to net deferred tax assets may be necessary. The benefit from any reversal of the valuation allowance will be charged directly to income tax expense.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to certain claims arising in the ordinary course of business. Management does not believe that any claims will have a material adverse effect on our financial position or results of operations.

In 2015, we ceased compensating our employees on a day rate basis in order to ensure full compliance with the Fair Labor Standards Act (“FLSA”). Certain former employees of Aly Centrifuge who were paid a day rate for their work prior to February 2015 alleged that we failed to pay overtime when they worked over 40 hours per week. Certain of these employees pursued legal action against us based on such allegations:

•	In February 2015, multiple plaintiffs filed a proposed collective action against us alleging overtime violations under the FLSA. We settled this matter for business purposes with no admission of liability. The settlement amount was fully accrued as of December 31, 2015 and the case was fully paid and dismissed with prejudice, by the end of January 2016.
•	In August 2016, several former employees filed a lawsuit against us alleging overtime violations of the FLSA. In May 2017, we settled the matter for business purposes with no admission of liability. The settlement amount was fully accrued as of December 31, 2016 and, as of June 30, 2017, the settlement was fully paid and the case had been dismissed with prejudice.
•	We continue to explore settlement options with five prior employees who allege overtime violations of the FLSA. If a settlement is not feasible, we may be required to proceed to arbitration. An estimated settlement amount was fully accrued as of December 31, 2017 and 2016.

The Company entered into certain employment agreements in connection with the acquisition of United and Evolution in 2014 which provided for specified severance obligations of the Company in the event of a termination of employment of the subject employees. The Company also entered into a similar employment agreement in 2014 in connection with the recruitment of an additional employee for the solids control operations. During 2015 and 2016, the employment of these individuals was terminated and the Company did not pay the severance obligations that were contemplated by the employment agreements in the event that the cessation of employment would be determined to have been a termination by the Company “without cause.” During the year ended December 31, 2017, we settled certain of these obligations reducing the recorded liability. As of December 31, 2017 and 2016, the aggregate unpaid severance obligation under these agreements was approximately $0.4 million and $0.7 million, respectively.

Contractual Commitments

We have numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. We lease land, facilities and equipment from non-affiliates. Certain of these leases extend to 2020.

Operating Leases

We lease certain property and equipment under non-cancelable operating leases. The terms of our operating leases generally range from one to five years. Lease expense under all non-cancelable operating leases totaled approximately $0.2 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2018	$118
2019	83
2020	25
$226

NOTE 11 — REDEEMABLE PREFERRED STOCK

As of December 31, 2017, the Company did not have any redeemable preferred stock outstanding; however, as of December 31, 2016, two of our subsidiaries had redeemable preferred stock outstanding. Aly Operating issued redeemable preferred stock in connection with the acquisition of Austin Chalk (“Aly Operating Redeemable Preferred Stock”) and Aly Centrifuge issued redeemable preferred stock in connection with the United Acquisition (“Aly Centrifuge Redeemable Preferred Stock”).

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

The following table describes the changes in Aly Operating Redeemable Preferred Stock (in thousands, except for shares) for the years ended December 31, 2017 and 2016:

	Carrying Value of Aly Operating Redeemable Preferred Stock	Number of Outstanding Aly Operating Redeemable Preferred Shares	Liquidation Value of Aly Operating Redeemable Preferred Stock
January 1, 2016	$4,647	4,000,000	$4,685
Accrued dividends	239	-	239
Accretion	38	-	-
December 31, 2016	4,924	4,000,000	4,924
Accrued dividends	21	-	21
Exchange for common stock in connection with the Recapitalization	(4,945)	(4,000,000)	(4,945)
December 31, 2017	$-	-	$-

The Aly Operating Redeemable Preferred Stock was classified outside of permanent equity in our consolidated balance sheet because the settlement provisions provided the holder the option to require Aly Operating to redeem the Aly Operating Redeemable Preferred Stock at the liquidation price plus any accrued dividends upon a liquidity event, as defined in the agreement, or upon an initial public offering, as defined in the agreement.

On January 31, 2017, the Aly Operating Redeemable Preferred Stock and all accrued dividends were converted into 2,414,971 shares of common stock in connection with the Recapitalization. This conversion was accounted for as a troubled debt restructuring, see further details in “Note 3 – Recapitalization”.

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

The following table describes the changes in the Aly Centrifuge Redeemable Preferred Stock (in thousands, except for shares) for the years ended December 31, 2017 and 2016:

	Carrying Value of Aly Centrifuge Redeemable Preferred Stock	Number of Outstanding Aly Centrifuge Redeemable Preferred Shares	Liquidation Value of Aly Centrifuge Redeemable Preferred Stock
January 1, 2016	$9,755	8,876	$9,591
Accrued dividends	489	-	489
Accretion	(164)	-	-
December 31, 2016	10,080	8,876	10,080
Accrued dividends	42	-	42
Exchange for common stock in connection with the Recapitalization	(10,122)	(8,876)	(10,122)
December 31, 2017	$-	-	$-

The Aly Centrifuge Redeemable Preferred Stock was classified outside of permanent equity on our consolidated balance sheet because the settlement provisions provided the holder the option to require Aly Centrifuge to redeem the Aly Centrifuge Redeemable Preferred Stock at the liquidation price plus any accrued dividends.

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

On January 31, 2017, the Aly Centrifuge Redeemable Preferred Stock and all accrued dividends were converted into 3,039,516 shares of common stock in connection with the Recapitalization; however, the shares were not converted according to the terms of the Conversion Feature but instead the conversion rate was negotiated independently as a part of the Recapitalization. This conversion was accounted for as a troubled debt restructuring, see further details in “Note 3 – Recapitalization”.

NOTE 12 — CONTROLLING SHAREHOLDER AND RELATED PARTY TRANSACTIONS

From time-to-time, the Company engages in business transactions with its controlling shareholder, Pelican, and other related parties.

Controlling Shareholder – Pelican

On December 12, 2016, Pelican purchased our Aly Senior Obligations from Tiger for $5.1 million as a part of the Recapitalization. Effective January 31, 2017, the Recapitalization was completed and resulted in the following:

•	Pelican’s contribution of approximately $16.1 million of the Aly Senior Obligations into shares of Series A convertible preferred stock that represented approximately 80% of our common stock as of January 31, 2017, or 53,628,842 common shares, on a fully diluted basis. The preferred shares carry a liquidation preference of $1,000 per share or $16.1 million upon issuance.
•	Amendment of the Company’s credit agreement acquired by Pelican into a new credit agreement (consisting of a $5.1 million term loan and $1.0 million revolving credit arrangement) with an extended maturity date of December 31, 2018.

On January 31, 2017 upon completion of the Recapitalization, Pelican had the power to vote the substantial majority of the Company’s outstanding common stock. As of March 31, 2018, seven of our eight board members, including two of our executive officers, and our chief financial officer hold an ownership interest in Pelican.

On May 23, 2017, in consideration of the increase in the revolving credit facility and the extension of the maturity date of the Pelican Credit Facility to December 31, 2019, the Company agreed to issue Pelican an amendment fee of 1,200 shares of our Series A convertible preferred stock. Given the nature of the related party relationship between the Company and Pelican, a debt modification fee – related party of $0.3 million was recorded to interest expense and was equivalent to the estimated fair value of the equity interest granted. The share price of our common stock as of May 23, 2017 of $0.08 per share was used as the basis of fair value for the equity interest granted. The debt modification fee – related party is recorded on the consolidated statement of operations and is recorded as an “Issuance of preferred shares in exchange for the amendment to credit facility – related party” on the consolidated statement of changes in stockholders’ equity (deficit). See further details in “Note 2 – Recent Developments” and “Note 3 – Recapitalization”.

During the years ended December 31, 2017 and 2016, we recorded interest expense due to Pelican of $0.4 million and $0.1 million, respectively. As of December 31, 2017 and 2016, our consolidated balance sheet includes accrued expenses and interest due to Pelican of approximately $26,000 and $1.3 million, respectively.

Other Related Party Transactions

One of our directors, Tim Pirie, appointed March 3, 2015, was one of the sellers involved with the United Acquisition in April 2014. Although part of the acquisition price was payable in contingent consideration, we did not make any contingent payments during the years ended December 31, 2017 and 2016.

As of December 31, 2016, we estimated the fair value of future contingent payments to be $0.8 million. On January 31, 2017, in connection with the Recapitalization, the aggregate contingent payment liability was converted into 457,494 shares of the Company’s common stock, of which Mr. Pirie controls all of the voting rights to 326,834 shares. See further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization”.

As part of the acquisition price of United, the sellers also received Aly Centrifuge Redeemable Preferred Stock. On January 31, 2017, the outstanding Aly Centrifuge Redeemable Preferred Stock and accrued dividends were converted into 3,039,516 shares of the Company’s common stock of which Mr. Pirie controls all of the voting rights to 593,815 shares. See further discussion in “Note 2 – Recent Developments”, “Note 3 – Recapitalization” and “Note 11 – Redeemable Preferred Stock (Aly Centrifuge Redeemable Preferred Stock)”.

NOTE 13 — STOCK-BASED COMPENSATION

As of December 31, 2017 and 2016, we had two stock-based compensation plans with outstanding options. Only one of our plans is currently available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors.

2017 Stock Option Plan

Effective April 4, 2017, the 2017 Stock Option Plan (the “2017 Plan”) was approved by the board of directors. On May 30, we granted options to purchase approximately 16.9 million shares of common stock under the 2017 Plan which was the maximum amount authorized. The option contract term is 10 years and the exercise price is $0.10. The options vested and became exercisable immediately upon grant. The fair value of the award was estimated using a Black-Scholes fair value model. The valuation of stock options requires us to estimate the expected term of award, which was estimated using the simplified method, as the Company does not have sufficient historical exercise information. Additionally, the valuation of stock option awards is also dependent on historical stock price volatility. In view of our limited trading volume, volatility was calculated based on historical stock price volatility of the Company’s peer group.

Options to purchase 16.9 million common shares under the 2017 Plan were outstanding as of December 31, 2017. These options were granted, vested and became exercisable during the year ended December 31, 2017. As a result, we recorded stock-based compensation of $0.6 million, the full value of the grant of options to purchase common stock, as a component of selling, general and administrative expenses during the year ended December 31, 2017.

Omnibus Incentive Plan

The Omnibus Incentive Plan (the “2013 Plan”) was approved by the board of directors on May 2, 2013. On May 2, 2013, we granted 338,474 common shares under the 2013 Plan, which was the maximum number authorized. On June 5, 2015, a majority of our stockholders approved an amendment to our 2013 Plan to increase the maximum authorized shares to 750,000 common shares.

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

The fair value of each option award granted under the 2013 Plan is estimated on the date of grant using the Monte Carlo simulation method. The same Monte Carlo simulation method is used to determine the derived service period of five years. In addition, expected volatilities have been based on comparable public company data, with consideration given to our limited historical data. We make estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. For options granted prior to the Share Exchange, the calculation of our stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions.

Options to purchase 234,144 and 242,507 common shares under the Plan were outstanding as of December 31, 2017 and 2016, respectively. The aggregate unrecognized compensation cost related to these non-vested stock option awards was approximately $0.3 million as of December 31, 2017 and 2016. Such amount will be recognized in the future upon occurrence of a Liquidity Event that results in a vesting of the options. No options were granted under the Plan during the years ended December 31, 2017 and 2016. No options were vested as of December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, forfeited options totaled 8,363 and 87,604, respectively.

NOTE 14 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Shares

Authorized common shares total 25,000,000 with a par value of $0.001 per share, of which, 13,819,020 and 13,818,795 were issued and outstanding, respectively, as of December 31, 2017 and 6,707,039 and 6,706,814 were issued and outstanding, respectively, as of December 31, 2016. Common stock held in treasury as of December 31, 2017 and 2016 were 225 shares.

On January 31, 2017, we issued 7,111,981 shares of our common stock to the former holders of the Aly Operating redeemable preferred stock, the Aly Centrifuge redeemable preferred stock, a subordinated note payable, and a contingent payment liability (an aggregate of six individual entities and persons) in connection with the Recapitalization.

Preferred Shares

Authorized preferred shares, with a par value of $0.001 per share, total 9,980,000 and 10,000,000 as of December 31, 2017 and 2016, respectively, of which, none were issued and outstanding as of December 31, 2017 and 2016.

As a result of the Recapitalization, the Company allocated 20,000 of its authorized shares from available authorized preferred shares to authorized Series A convertible preferred stock. The Series A convertible preferred stock has a par value of $0.001 per share and retains a liquidation preference equal to $1,000 per share. The conversion feature provides that each Series A convertible preferred share shall be convertible into 3,332.64 common shares at any time at the option of the shareholder.

On January 31, 2017, we issued 16,092 shares of Series A convertible preferred stock to Pelican in connection with the Recapitalization. On May 23, 2017, in consideration of the increase in the revolving credit facility and the extension of the final maturity date of the Pelican Credit Facility, the Company issued Pelican an amendment fee of 1,200 shares of our Series A convertible preferred stock. See further discussion in Note 2 – Recent Developments and Note 3 – Recapitalization.

All shares of the Series A convertible preferred stock vote on an “as if converted” basis. As such, Pelican, who owns 100% of the Series A convertible preferred stock, controls the substantial majority of votes of Aly Energy. (See further discussion in “Note 12 – Controlling Shareholder and Related Party Transactions”.)

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash investing and financing activities are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest - related party	$222	$-
Cash paid for interest	12	973
Cash paid for interest - discontinued operations	-	1
Cash paid for income taxes, net	50	2

Non-cash investing and financing activities:
Extinguishment of debt and other liabilities - related party	$16,092	$-
in exchange for Series A convertible preferred stock in connection with the Recapitalization
Extinguishment of redeemable preferred stock	15,036	-
in exchange for common stock in connection with the Recapitalization
Returned equipment to lessor in exchange for release from capital lease obligation	91	-
Paid-in-kind dividends on preferred stock	63	728
Principal payments financed through disposition of assets	23	301
Assumption of Aly Senior Obligations by Pelican in connection with the Recapitalization	-	20,867
Exchange of property and equipment for reduction in debt in connection with Recapitalization	-	2,000
Accretion of preferred stock, net	-	126

NOTE 16 — DISCONTINUED OPERATIONS

On October 26, 2016, we abandoned the operations of Evolution, our directional drilling and MWD business, as a part of the Recapitalization (See further discussion in “Note 2 – Recent Developments” and “Note 3 – Recapitalization”). The abandonment of these operations meets the criteria established for recognition as discontinued operations under generally accepted accounting principles in U.S. GAAP.

By December 31, 2016, the abandonment of these operations and sell-off of the remaining assets was completed with approximately $0.2 million of remaining liabilities assumed by the continuing operations of the Company. As such, there is no contribution from discontinued operations on our consolidated financial statements for the year ended December 31, 2017.

The following table summarizes the components of loss from discontinued operations, net of income taxes included in the consolidated statement of operations for the year ended December 31, 2016 (in thousands):

Revenue	$250
Expenses:
Operating expenses	124
Depreciation and amortization	572
Selling, general and administrative expenses	222
Reduction in value of assets	2,591
Total expenses	3,509
Loss from discontinued operations	(3,259)
Interest expense, net	1
Loss from discontinued operations before income taxes	(3,260)
Income tax benefit	(769)
Loss from discontinued operations, net of income taxes	$(2,491)

The reduction in value of assets included in the loss from discontinued operations for the year ended December 31, 2016 consisted of the following (in thousands):

Reduction in value of property and equipment:
Impairment in connection with Recapitalization	$1,676
Reduction in value of intangibles	651
Impairment of goodwill	264
Total reduction in value of assets	$2,591

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, due to a combination of deficiencies in our internal controls over financial reporting (“ICFR”), a material weakness in ICFR existed and our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate ICFR, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our ICFR as of December 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Based on its assessment, management concluded that, as of December 31, 2017, a combination of deficiencies in ICFR resulted in a material weakness.

Based on our evaluation, management believes this weakness did not have an effect on our financial results and we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting. Management believes that the material weakness in ICFR was a direct result of our significant reduction in headcount in 2015 and 2016 in response to the downturn in the industry as well as the overall scale of our operations.

In connection with the assessment described above, management identified the following combination of control deficiencies that result in a material weakness as of December 31, 2017. These deficiencies are in various stages of remediation as described below:

Material Weakness	Remediation Actions

Lack of an independent audit committee or audit committee financial expert. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

During the first quarter of 2018, we strengthened the governance of our board by identifying and bringing on a financial expert that now serves as our independent audit committee chair. See Item 10, for further background on James Hennessy.

Insufficient written policies and procedures, and personnel, for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements, specifically to address technical accounting around complex transactions.

During the second quarter of 2017, we engaged an accounting consultant with expertise in U.S. GAAP to address technical accounting for complex transactions and financial reporting requirements and disclosures. Management is currently in the process of documenting the new reporting and disclosure controls that were implemented in 2017.

Lack of control over information technology applications and the processing of transactions, specifically segregation of duties and elevated access to our accounting information systems.

Since December 2017, management has hired additional personnel which will enable us to segregate duties more effectively and minimize elevated access privileges. In addition, management is in the process of seeking an experienced external resource to assess the information technology general control environment for purposes of remediation during 2018.

Controls were not designed and in place to ensure all disclosures required were originally addressed in our financial statements or other required reports filed or submitted under the Securities Exchange Act.

During the second quarter of 2017, management implemented a review process with an accounting consultant with expertise in U.S. GAAP to ensure financial statements disclosures are in compliance with the Securities Exchange Act. Effective with the Form 10-Q for the period ended September 30, 2017, the Company has returned to being a timely filer under SEC guidelines.

We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that there was a material weakness in our ICFR resulting from a combination of deficiencies identified above, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2017 fairly present our financial position, results of operations, and cash flows for the periods covered in all material respects.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our ICFR, other than the changes implemented as detailed in our remediation plan above, that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below sets forth information about our directors and executive officers:

Name	Age	Position

Munawar H. Hidayatallah	73	Chairman
Shauvik Kundagrami	54	Chief Executive Officer and Vice-Chairman
Greg Price	66	President and Chief Operating Officer and Director
Alya Hidayatallah	42	Chief Financial Officer
James Hennessy	68	Director
Kouros Sariri	62	Director
Saeed M. Sheikh	81	Director
Timothy J. Pirie	51	Director
Zane Tankel	78	Director

Munawar H. “Micki” Hidayatallah has served on the board of directors of the Company since he founded it in July 2012. From July 2012 until May 2017, Mr. Hidayatallah served as the Company’s chief executive officer. Mr. Hidayatallah founded Allis-Chalmers Energy Inc. (“Allis-Chalmers”) in 2001 and served as chairman, chief executive officer and a director of the company until 2011. From 2004 to 2010, Allis-Chalmers’ revenue increased by more than tenfold (from $47.7 million to $659.7 million) and market capitalization increased by over seven times (from $72.2 million to $565.4 million). In February 2011, Archer Ltd. acquired Allis-Chalmers for $1.1 billion. Mr. Hidayatallah is a qualified chartered accountant and served in various capacities at Stewart & Stevenson, LLC, including as chairman of the audit committee from 2011 through 2015 and vice chairman of financial affairs from 2016 through 2017.

Shauvik Kundagrami has served as the Company’s chief executive officer since May 2017 and joined the board of directors in December 2016. Mr. Kundagrami has been an energy investment banker focused on oilfield services for 30 years. Prior to joining the company, he was employed by RBC Capital Markets where he was the co-head of the energy group for over 10 years.

Greg Price was elected as President and chief operating officer of the Company in December 2016 and elected as a director of the Company in January 2018. From April 2016 until such date, he served as a Special Advisor to the CEO of the Company. From 2005 to 2016, he served in various positions, including President of Directional Drilling Services and President of Rental Tubular Division, at Allis-Chalmers Energy Inc., which was acquired in 2011 and subsequently named Archer.

Alya H. Hidayatallah became chief financial officer of the Company in January 2013. Previously, from 2005 through 2012, she served as director of planning and budgeting at Allis-Chalmers, which was acquired in 2011 and subsequently named Archer. From 2000 until 2004, Ms. Hidayatallah was an investment banker in the financial restructuring group of Houlihan Lokey Howard & Zukin. Ms. Hidayatallah graduated summa cum laude with a degree in Business Economics from the University of California at Los Angeles in 1997. Ms. Hidayatallah is Mr. Hidayatallah’s daughter.

Kouros Sariri joined the board of directors in October 2012. Mr. Sariri is the founder and chief executive officer of Frequency Management International (“FMI”) Inc. Founded in 2003, FMI is a manufacturer of high reliability & extreme environment electronic components used in advanced electronic system applications. In 2003, Mr. Sariri also founded Chronos Technology (merged with FMI) which serves in a research and development capacity, conducting advanced research for NASA and DOE in the area of extreme environment electronic solutions and the related manufacturing processes. Innovations envisioned and introduced by Mr. Sariri have been used in commercial satellites and scientific/robotic space missions as well as in numerous oil, gas and geothermal fields worldwide. FMI is a globally recognized brand for the high reliability solutions used successfully in LWD, MWD, wire-line and digital oilfield systems.

Saeed M. Sheikh joined the board of directors in October 2012. He founded Star Trading & Marine, Inc., a transportation and shipping company, in 1973 and has served as its president since inception. In October 2013, Mr. Sheikh was appointed to serve as Ambassador at Large for the Government of Pakistan.

Timothy J. Pirie joined the board of directors in March 2015. Mr. Pirie has over 30 years of oilfield experience. In 2003, he founded United Oilfield International, a Canadian solids control equipment& service provider with operations in Canada, United States and Peru and remained as president and director from its inception until its acquisition by the Company in 2014. He also founded Canadian Nitrogen Services in 2005 and has been president and director since its inception. It is a Canadian based N2 pumping service utilizing membrane technology with operations in Canada, United States and Saudi Arabia. In 2013 was a founder of Decisive Dividend Corporation, a publicly traded Canadian corporation. Mr. Pirie is also a founder and director of a privately held engineering / construction company currently working on E&P projects in the Middle East and a Director of Upland Oil & Gas a Peruvian focused Oil & Gas Exploration Company.

Zane Tankel has served on the board of directors since October 2012. Mr. Tankel is the Chairman and CEO of Apple-Metro, Inc., a multi-unit operator of family restaurants in the New York metropolitan area, which he co-founded in 1994. Mr. Tankel was a director of Morton’s Restaurant Group, Inc., a New York Stock Exchange company, from February 2006 until February 2012, and a director of Allis-Chalmers Energy Inc. from February 2007 until February 2011, as well as the Caribbean Restaurant Group, the San Juan, Puerto Rico based owner/operator of Burger King restaurants in and around the Caribbean. Mr. Tankel is a frequent “on air commentator” regarding the overall economy and the oil sector in particular on television shows such as Varney & Co. with Stuart Varney, Cavuto Coast to Coast with Neil Cavuto, Making Money with Charles Payne, After the Bell with David Asman. Mr. Tankel is a member of various non-profit organizations, such as the Federal Law Enforcement Foundation, and has served as Chairman of NY Chapter of Young Presidents’ Organization. In addition, Mr. Tankel is a past recipient of the Entrepreneur of the Year award from Ernst & Young.

James Hennessy was elected to the board of directors in January 2018. Mr. Hennessy has, since 2013 and 2016, respectively, served as a director of the general partners of two private equity funds: Waterton Precious Metals Fund II Cayman, LP and Waterton Mining Parallel Fund. The two funds are headquartered in Toronto and invest in precious metal mining assets located primarily in Nevada, Arizona and Ontario, Canada. From 2002 to 2007, Mr. Hennessy was the chief executive officer of ING Funds, which was the U.S. mutual funds division of the Netherlands-based ING Group. Before that, Mr. Hennessy practiced corporate law in New York City and then joined a private equity firm and served as a corporate officer with various financial service companies including a California-based mortgage bank where he served as chief executive officer. Mr. Hennessy is also Chairman of the Law, Science and Innovation Center at the Sandra Day O’Connor School of Law at Arizona State University.

Director Independence

Using the definition of independence set forth in the NASDAQ Capital Market listing rules, all of our directors except Mr. Hidayatallah (our former chief executive officer), Mr. Kundagrami (our current chief executive officer), and Mr. Price (our president and chief operating officer) are independent.

Board Committees and Charters

Because Pelican owns substantially in excess of a majority of our issued and outstanding voting stock, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the rules pertaining to “controlled companies,” we are required to have an audit committee made up entirely of independent directors, which we have established, but we are not required to maintain a compensation committee or a nominating committee, and we no longer do so.

Our Board has established an Audit Committee, comprised of Mr. Hennessy, Chairman, and Mr. Pirie. The Audit Committee assists our Board in fulfilling its oversight responsibility relating to (i) the integrity of our financial statements and other financial information furnished by the Company, (ii) our compliance with legal and regulatory requirements, (iii) our system of internal accounting and financial controls, (iv) our independent registered public accounting firm’s qualifications, performance, compensation and independence, (v) the performance of our internal audit function, and (vi) compliance with our code of business conduct and ethics. Our board of directors has determined that Mr. Hennessy and Mr. Pirie meet the independence standards of Audit Committee members prescribed by the NASDAQ Capital Market listing rules and that Mr. Hennessy qualifies as an “audit committee financial expert” under Item 407 of Regulation S-K promulgated by the SEC. The Audit Committee is governed by a written charter. The full text of the Audit Committee charter is available on our website located at www.alyenergy.com or in print to any interested party who requests it. Requests should be sent in writing to the attention of the Secretary at 3 Riverway, Suite 920, Houston, Texas 77056, 713-333-4000.

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

Item 11. Executive Compensation

Executive Compensation

The following table summarizes the overall compensation earned over each of the past two fiscal years ended December 31, 2017 by the persons named below (collectively the “Named Executive Officers”):

	Year	Salary		Bonus	All Other Compensation		Total
Name and Principal Position
Micki Hidayatallah	2017	$25,000	(1)	$-	$212,628	(2),(3)	$237,628
Chairman	2016	53,673	(1)	-	20,000	(2)	73,673

Shauvik Kundagrami	2017	$63,462	(4)	$-	$187,628	(3)	$251,090
Chief Executive Officer	2016	-		-	-		-

Alya Hidayatallah	2017	$179,538	(5)	$-	$125,086	(3)	$304,624
Chief Financial Officer	2016	163,245	(5)	-	-		163,245

Greg Price	2017	$142,308	(6)	$-	$140,086	(3),(7)	$282,394
President and Chief Operating Officer	2016	-		-	48,500	(7)	48,500

______________

(1)	In January 2016, Mr. Hidayatallah accepted a voluntary reduction in salary to $25,000 per annum. Mr. Hidayatallah resigned as chief executive officer in May 2017.
(2)	Reflects reimbursement of commuting expenses from Los Angeles to Houston.
(3)	Reflects the value of stock options granted to Mr. Hidayatallah, Mr. Kundagrami, Ms. Hidayatallah, and Mr. Price in May 2017.
(4)	Mr. Kundagrami became chief executive officer and vice-chairman in May 2017. His contractual salary began in October 2017.
(5)	In May 2016, the Board reduced Ms. Hidayatallah's salary by an incremental 20% from a salary already reduced from the contractual rate. In May 2017, Ms. Hidayatallah's salary was returned to its contractual rate.
(6)	Mr. Price became president and chief operating officer in April 2017. Prior to that, Mr. Price served as a special advisor to Mr. Hidayatallah.
(7)	Includes consulting fees paid to Mr. Price when he served as a special advisor to the chief executive officer from April 2016 through March 2017.

Executive Employment Agreements

On May 30, 2017, we executed employment agreements with each of Shauvik Kundagrami, Greg Price and Alya Hidayatallah. The employment agreements provide for the following:

☐	Annual base salaries of $300,000 to Shauvik Kundagrami and $200,000 to each of Greg Price and Alya Hidayatallah

☐	Target EBITDA to be set annually by the board

☐	If the Company achieves EBITDA target (after giving effect to deductions for executive bonuses), bonus will equal 100% of base salary

☐	If the Company does not achieve such target but achieves EBITDA target prior to giving effect to deductions for execution bonuses, a lesser bonus will be determined at discretion of the board

☐

Severance (salary continuation for 12 months) to be paid for termination without cause or termination by executive for good reason (which includes a change of control). A terminated executive will receive 50% of bonus (when and if otherwise earned by management) if terminated in first six months of year and 100% of bonus if terminated in second six months of year.

☐	Stock option plan grants as described under “Adoption of Equity Awards Plan” below.

Director Compensation

During the year ended December 31, 2017, we did not compensate our independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2018 by (i) each person or group who is known by us to beneficially own more than 10% of our common stock; (ii) each director; (iii) each of the Named Executive Officers and (iv) all such executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. Unless otherwise noted in the table below, each of our executive officers, directors and principal stockholders may be contacted at 3 Riverway, Suite 920, Houston, Texas 77056. The information in this table is based upon 88,308,714 common shares which is comprised of 13,818,795 shares of common stock outstanding as of June 30, 2017, 57,628,011 additional shares of common stock issuable if all of the outstanding shares of our Series A convertible preferred stock were converted into common shares and 16,861,908 shares of common stock issuable upon exercise of stock options.

		Common Stock
Name		Number of Shares Beneficially Owned	Percent of Class

Permian Pelican LLC	(1)	57,628,011	65.26%
Munawar H. Hidayatallah	(2)	5,712,701	6.47%
Shauvik Kundagrami	(3)	5,058,572	5.73%
Greg Price	(4)	3,376,362	3.82%
Alya Hidayatallah	(5)	3,372,382	3.82%
Timothy J. Pirie	(6)	931,843	1.06%
Zane Tankel	(7)	297,834	0.34%
Kouros Sariri	(8)	164,804	0.19%
Saeed M. Sheikh	(9)	122,817	0.14%
James Hennessy		0	0.00%

All directors and officers as a group		19,037,315	21.56%
________________

(1)	Permian Pelican LLC ("Pelican") owns 17,292 shares of the Company's convertible preferred stock which are convertible into an aggregate of 57,628,011 shares of common stock (approximately 65.3% of fully diluted shares). Munawar H. Hidayatallah and Ali Afdhal are the sole managers of Pelican and therefore share voting and dispositive power over the shares owned by Pelican.
(2)	Mr. Hidayatallah and his spouse beneficially own 447,750 shares of common stock and an additional 206,379 shares of common stock are owned by a trust for which Mr. Hidayatallah is a trustee. Mr. Hidayatallah also has options to acquire an additional 5,058,572 shares of common stock. Mr. Hidayatallah owns approximately 9.8% of the membership interests of Pelican and may be deemed to indirectly own such proportionate amount of shares of common stock owned by Pelican.
(3)	Mr. Kundagrami has options to acquire 5,058,572 shares of common stock. Mr. Kundagrami owns approximately 9.8% of the membership interests of Pelican and may be deemed to indirectly own such proportionate amount of the shares of common stock owned by Pelican.
(4)	Mr. Price has options to acquire 3,372,382 shares of common stock. Mr. Price owns approximately 0.2% of the membership interests of Pelican and may be deemed to indirectly own such proportionate amount of the shares of common stock owned by Pelican.
(5)	Ms. Hidayatallah has options to acquire 3,372,382 shares of common stock. Ms. Hidayatallah owns approximately 0.2% of the membership interests of Pelican and may be deemed to indirectly own such proportionate amount of the shares of common stock owned by Pelican.
(6)	Canadian Nitrogen Services Ltd, in which Mr. Pirie has a beneficial ownership interest, owns 920,649 shares of common stock. In addition, Mr. Pirie owns 11,194 shares of common stock.
(7)	Mr. Tankel owns approximately 4.1% of the membership interests of Pelican and may be deemed to indirectly own such proportionate amount of the shares of common stock owned by Pelican.
(8)	Mr. Sariri owns approximately 1.4% of the membership interests of Pelican and may be deemed to indirectly own such proportionate amount of the shares of common stock owned by Pelican.
(9)	Mr. Sheikh owns approximately 1.4% of the membership interests of Pelican and may be deemed to indirectly own such proportionate amount of the shares of common stock owned by Pelican.

Item 13. Certain Relationships and Related Transactions and Director Independence

Recapitalization

As described in “Note 2 – Recent Developments” and “Note 3 – Recapitalization” in the notes to our consolidated financial statements, we consummated a recapitalization transaction with Pelican, an entity organized by certain of the Company’s directors and principal stockholders. Pursuant to the transaction, on December 12, 2016, Pelican agreed to acquire the Company’s outstanding secured indebtedness and certain other liabilities provided that the Company was successful in effecting the exchange of the Aly Operating preferred stock, Aly Centrifuge preferred stock, subordinated note payable and contingent payment liability into approximately 10% of our common stock on a fully diluted basis. Effective January 31, 2017, the recapitalization was completed and resulted in the following:

o	Pelican’s conversion of approximately $16.1 million of debt and certain other liabilities into shares of Series A convertible preferred stock that represented approximately 80% of our common stock on a fully diluted basis as of January 31, 2017.

o	Amendment of the Company’s credit agreement acquired by Pelican into a new credit agreement (then consisting of a $5.1 million term loan and $1.0 million revolving credit arrangement) with an extended maturity date of December 31, 2018.

Item 14. Principal Accountant Fees and Services

Our independent auditors for the year ended December 31, 2017, RSM US LLP (“RSM”) have no direct interest in us and have been our auditors since October 13, 2015.

Audit and audit related fees by RSM related to their audits of our December 31, 2017 and 2016 consolidated financial statements and their review of those consolidated financial statements included in the Company’s quarterly reports on Form 10-Q totaled approximately $170,000 and $128,000, respectively.

PART IV

Item 15. Exhibits

Exhibit
Number	Exhibit Description

2.1	Share Exchange Agreement, dated May 14, 2013, by and among Preferred Voice, Inc., Aly Energy Services, Inc. and the stockholders of Aly Energy Services, Inc. (1)
2.2	Stock Purchase Agreement, dated as of September 27, 2012, by and between Aly Energy Services, Inc. and Kurt Chew (1)
2.3	Securities Exchange Agreement, dated January 31, 2017, by and among Aly Energy Services, Inc. and the holders named therein (10)
3.1	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (1)
3.2	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (1)
3.3	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (1)
3.4	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (1)
3.5	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (1)
3.6	Certificate of Amendment, filed on April 27, 2007 with the Secretary of State of Delaware (1)
3.7	Certificate of Amendment, filed on May 14, 2013 with the Secretary of State of Delaware (1)
3.8	Certificate of Amendment, filed on April 10, 2014 with the Secretary of State of Delaware (2)
3.9	Certificate of Amendment, filed on June 18, 2015 with the Secretary of State of Delaware (6)
3.10	Certificate of Amendment, filed on December 21, 2015 with the Secretary of State of Delaware (7)
3.11	Certificate of Amendment, filed on May 18, 2016 with the Secretary of State of Delaware (8)
3.12	Certificate of Designation of Convertible Preferred Stock, filed on February 10, 2017 with the Secretary of State of Delaware (7)
3.13	Bylaws of the Registrant (1)
4.1	Second Amended and Restated Credit Agreement, dated as of January 31, 2017, by and between Aly Energy Services, Inc. and Pelican Permian, LLC, including amendments #1 through #3 thereto (10)
4.2

Amendment #4 to Second Amended and Restated Credit Agreement, dated as of January 31, 2017, by and between Aly Energy Services, Inc. and Pelican Permian, LLC, including amendments #1 through #3 thereto (4)

10.1	Employment Agreement, dated May 30, 2017, by and between Aly Energy Services, Inc. and Shauvik Kundagrami (10)
10.2	Employment Agreement, dated May 30, 2017, by and between Aly Energy Services, Inc. and Greg Price (10)
10.3	Employment Agreement, dated May 30, 2017, by and between Aly Energy Services, Inc. and Alya Hidayatallah (10)
10.4	Aly Energy Services, Inc. 2017 Stock Option Plan (10)
10.5	Form of Stock Option Agreement under Aly Energy Services, Inc. 2017 Stock Option Plan (10)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer (4)
31.2	Certification of Chief Financial Officer (4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as exhibit to Report on Form 8-K, dated May 15, 2013
(2)	Filed as exhibit to Report on Form 8-K, dated April 16, 2014
(3)	Filed as exhibit to Report on Form 8-K/A, dated July 31, 2013
(4)	Filed herewith
(5)	Filed as exhibit to Report on Form 10-K for the year ended December 31, 2014
(6)	Filed as exhibit to Report on Form 8-K, dated June 22, 2015
(7)	Filed as exhibit to Report on Form 8-K, dated February 16, 2017
(8)	Filed as exhibit to Report on Form 8-K dated May 23, 2016
(9)	Filed as exhibit to Report on Form 8-K dated February 16, 2017
(10)	Filed as exhibit to Report on Form 10-K for the year ended December 31, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALY ENERGY SERVICES, INC.

April 2, 2018	By:	/s/ Shauvik Kundagrami
Date Shauvik Kundagrami Vice-Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Munawar H. Hidayatallah	Chairman	April 2, 2018
Munawar H. Hidayatallah

/s/ Shauvik Kundagrami	Vice-Chairman and Chief Executive Officer (principal	April 2, 2018
Shauvik Kundagrami	executive officer)

/s/ Greg Price	President, Chief Operating Officer, and Director	April 2, 2018
Greg Price

/s/ Alya Hidayatallah	Chief Financial Officer (principal financial and	April 2, 2018
Alya Hidayatallah	accounting officer)

/s/ James Hennessy	Director	April 2, 2018
James Hennessy

/s/ Kouros Sariri	Director	April 2, 2018
Kouros Sariri

/s/ Saeed M. Sheikh	Director	April 2, 2018
Saeed M. Sheikh

/s/ Zane Tankel	Director	April 2, 2018
Zane Tankel

/s/ Timothy J. Pirie	Director	April 2, 2018
Timothy J. Pirie

