Form 10-Q
period 2018-03-31
Aly Energy Services, Inc.
filed 2018-05-15
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended March 31, 2018

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

At May 15, 2018, the registrant had 13,818,795 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$929	$203
Restricted cash	30	30
Receivables, net	3,490	3,883
Prepaid expenses and other current assets	354	390
Total current assets	4,803	4,506
Property and equipment, net	26,449	26,888
Intangible assets, net	3,912	4,099
Other assets	9	9
Total assets	$35,173	$35,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,204	$2,774
Accrued interest - related party	31	26
Total current liabilities	2,235	2,800
Long-term debt, net - related party	6,602	6,352
Other long-term liabilities	411	412
Total liabilities	9,248	9,564

Commitments and contingencies

Stockholders' equity
Series A convertible preferred stock of $0.001 par value (liquidation preference of $17,292)	6,755	6,755
Authorized-20,000; issued and outstanding-17,292 as of March 31, 2018
Authorized-20,000; issued and outstanding-17,292 as of December 31, 2017
Preferred stock of $0.001 par value	-	-
Authorized-9,980,000; issued and outstanding-none as of March 31, 2018
Authorized-9,980,000; issued and outstanding-none as of December 31, 2017
Common stock of $0.001 par value	14	14
Authorized-25,000,000; Issued-13,819,020; Outstanding-13,818,795 as of March 31, 2018
Authorized-25,000,000; Issued-13,819,020; Outstanding-13,818,795 as of December 31, 2017
Additional paid-in-capital	53,754	53,754
Accumulated deficit	(34,596)	(34,583)
Treasury stock, 225 shares at cost	(2)	(2)
Total stockholders' equity	25,925	25,938
Total liabilities and stockholders' equity	$35,173	$35,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)

Revenue	$4,336	$2,837
Expenses:
Operating expenses	2,610	1,940
Depreciation and amortization	891	927
Selling, general and administrative expenses	735	566
Total expenses	4,236	3,433
Income (loss) from operations	100	(596)
Other expense (income):
Interest expense, net	6	13
Interest expense - related party	86	211
Gain on extinguishment of debt and other liabilities	-	(2,387)
Total other expense (income)	92	(2,163)
Income from operations before income taxes	8	1,567
Income tax expense	21	9
Net income (loss)	(13)	1,558
Preferred stock dividends	-	63
Net income (loss) available to common stockholders	$(13)	$1,495

Basic earnings per share information:
Net income (loss) available to common stockholders	$(0.00)	$0.13
Weighted average shares - basic	13,818,795	11,369,113
Diluted earnings per share information:
Net income (loss) available to common stockholders	$(0.00)	$0.03
Weighted average shares - diluted	13,818,795	46,744,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(13)	$1,558
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	891	927
Loss on disposal of assets	-	40
Bad debt expense	22	15
Gain on extinguishment of debt and other liabilities	-	(2,387)
Changes in operating assets and liabilities:
Receivables, net	371	(947)
Prepaid expenses and other current assets	36	220
Accounts payable, accrued expenses and other liabilities	(571)	(55)
Accrued interest - related party	5	191
Net cash provided by (used in) operating activities	741	(438)

Cash flows from investing activities:
Purchases of property and equipment	(265)	(198)
Proceeds from disposal of property and equipment	-	15
Net cash used in investing activities	(265)	(183)

Cash flows from financing activities:
Borrowings on long-term debt - related party	250	250
Repayment of long-term debt	-	(3)
Net cash provided by financing activities	250	247

Net increase (decrease) in cash and restricted cash	726	(374)
Cash and restricted cash, beginning of period	233	711
Cash and restricted cash, end of period	$959	$337

Supplemental disclosure of cash flow information:
Cash paid for interest - related party	$81	$19
Cash paid for interest	3	2
Cash received for income taxes, net	(20)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Aly Energy Services, Inc., together with its subsidiaries (“Aly Energy” or the “Company”), is a growth-oriented provider of oilfield services to leading oil and gas exploration and production (“E&P”) companies operating in unconventional plays in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental and solids control. Our surface rental equipment includes a wide variety of large capacity tanks with integral circulating systems, associated pumps, separators, gas busters, mud mix plants and ancillary equipment. We also provide environmental containment berms to safeguard against spills from mud systems on the drilling rig site. Our solids control equipment includes large centrifuges, shakers, cuttings dryers and ancillary components that can be integrated into a closed loop mud system. We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico.

Throughout this report, we refer to Aly Energy and its subsidiaries as “we”, “our” or “us”.

Basis of Presentation

Aly Energy has two wholly-owned subsidiaries with continuing operations: Aly Operating, Inc. and Aly Centrifuge Inc. Aly Operating, Inc. has one wholly-owned subsidiary: Austin Chalk Petroleum Services Corp. We operate as one business segment which services customers within the U.S.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 and in the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

Recapitalization

In September 2016, certain of the Company’s principal stockholders formed Permian Pelican, LLC (“Pelican”) with the objective of consummating a recapitalization transaction (the “Recapitalization”) whereby (i) our obligations under our then existing credit facility and various capital leases would be restructured and, (ii) the Company’s then outstanding redeemable preferred stock, subordinated note payable and contingent payment liability would be exchanged into common stock. The Recapitalization, completed on January 31, 2017, had a significant impact to our capital structure and to our consolidated financial statements for the years ended December 31, 2017 and 2016. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization and the impact on our consolidated financial statements for the year ended December 31, 2017.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenue and expenses recognized during the reporting period. Areas where critical accounting estimates are made by management include:

•	Allowance for doubtful accounts,
•	Depreciation and amortization of property and equipment and intangible and other assets,
•	Impairment of property and equipment and intangible and other assets,
•	Litigation settlement accruals,
•	Stock-based compensation, and
•	Income taxes.

The Company analyzes its estimates based on historical experience and various other indicative assumptions that it believes to be reasonable under the circumstances. Under different assumptions or conditions, the actual results could differ, possibly materially, from those previously estimated. Many of the conditions impacting these assumptions are outside of the Company’s control.

Reclassifications

Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

NOTE 2 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Machinery and equipment	$33,213	$33,024
Vehicles, trucks and trailers	4,260	4,288
Office furniture, fixtures and equipment	566	560
Buildings	212	212
Leasehold improvements	61	105
	38,312	38,189
Less: Accumulated depreciation and amortization	(11,994)	(11,374)
	26,318	26,815
Assets not yet placed in service	131	73
Property and equipment, net	$26,449	$26,888

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2018 and 2017 was $0.7 million.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Total

As of March 31, 2018 (unaudited):
Cost	$5,323	$2,174	$7,497
Less: Accumulated amortization	(2,565)	(1,020)	(3,585)
Net book value	$2,758	$1,154	$3,912

As of December 31, 2017:
Cost	$5,323	$2,174	7,497
Less: Accumulated amortization	(2,432)	(966)	(3,398)
Net book value	$2,891	$1,208	$4,099

Total amortization expense for the three months ended March 31, 2018 and 2017 was approximately $0.2 million.

NOTE 3 — LONG-TERM DEBT – RELATED PARTY

Long-term debt – related party consists of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Credit facility
Term loan	$5,027	$5,027
Revolving credit facility	1,000	750
Delayed draw term loan	575	575
Total	$6,602	$6,352

As of December 31, 2017, subsequent to multiple amendments, the Company’s credit facility with Pelican consisted of a term loan, a revolving credit facility and a delayed draw term loan. The obligations under the credit facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The credit facility does not include any financial covenants. We were in full compliance with the credit facility as of March 31, 2018.

Borrowings under the credit facility are subject to monthly interest payments at an annual base rate of the six-month LIBOR rate on the last day of the calendar month plus a margin of 3.0%. To the extent the Company generates free cash flow, as defined in the credit agreement, during a given calendar year, principal payments of 50% of such free cash flow are due on the earlier of (i) 60 days after the end of such year or, (ii) the date on which the Company’s independent auditors have completed their audit of the financial statements for such year. If the Company does not generate free cash flow, there are no required principal payments until the facility matures on December 31, 2019 at which time all amounts outstanding under the facility become immediately due and payable.

On January 22, 2018, the Company entered into Amendment No. 4 to the credit facility which provided for a swing line without changing the aggregate available borrowings under the facility. The Company can borrow up to $0.6 million under the swing line and, to the extent amounts are drawn under the line, such amounts may be repaid and reborrowed without penalty until June 30, 2018 at which time the swing line matures and all outstanding amounts are immediately due and payable. Interest on the swing line is charged at the lower of the (i) highest lawful rate or (ii) 7.0% per annum. There are no outstanding borrowings under the swing line as of March 31, 2018.

As of March 31, 2018, the Company had the ability to borrow up to $0.6 million under the swing line and the ability to draw up to $75,000 under the delayed draw term loan to finance 90% of eligible capital expenditures. We are currently in discussions with Pelican to enter into a fifth amendment to the credit facility which will transfer the availability under both the delayed draw term loan and the swing line to the revolving facility simultaneous with the maturity of the swing line. As of May 15, 2018, the Company has no remaining availability under the term loan or the revolving credit facility.

NOTE 4 — STOCK-BASED COMPENSATION

As of March 31, 2018 and December 31, 2017, we had two stock-based compensation plans with outstanding options. Only one of our plans is currently available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors.

2017 Stock Option Plan

Effective April 4, 2017, the 2017 Stock Option Plan (the “2017 Plan”) was approved by the board of directors. On May 30, 2017, we granted options to purchase approximately 16.9 million shares of common stock under the 2017 Plan which was the maximum amount authorized. The option contract term is 10 years and the exercise price is $0.10. The options vested and became exercisable immediately upon grant. The fair value of the award was estimated using a Black-Scholes fair value model. The valuation of stock options requires us to estimate the expected term of award, which was estimated using the simplified method, as the Company does not have sufficient historical exercise information. Additionally, the valuation of stock option awards is also dependent on historical stock price volatility. In view of our limited trading volume, volatility was calculated based on historical stock price volatility of the Company’s peer group.

Options to purchase 16.9 million common shares under the 2017 Plan were outstanding and fully vested as of March 31, 2018 and December 31, 2017. We expensed stock-based compensation of $0.6 million for the full fair value of the award in May 2017.

Omnibus Incentive Plan

The Omnibus Incentive Plan (the “2013 Plan”) was approved by the board of directors on May 2, 2013. The option contract term is 10 years and the exercise price is $4.00. The options vest and are exercisable if a liquidity event, as defined in the 2013 Plan, occurs and certain conditions are met.

On May 2, 2013, we granted 338,474 common shares under the 2013 Plan. Options to purchase 234,144 common shares under the 2013 Plan were outstanding as of March 31, 2018 and December 31, 2017. Subsequent to the adoption of the 2017 Plan, options are no longer are permitted to be granted under the 2013 Plan and no options were vested as of March 31, 2018 and December 31, 2017. The aggregate unrecognized compensation cost related to these non-vested stock option awards was approximately $0.3 million as of March 31, 2018 (see Note 13 – Stock-Based Compensation in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional detail). Such amount will be recognized in the future upon occurrence of an event that results in a vesting of the options. During the three months ended March 31, 2018, there were no forfeited options. Forfeited options during the three months ended March 31, 2017 totaled 8,363.

NOTE 5 — CONTROLLING SHAREHOLDER

Controlling Shareholder – Pelican

On January 31, 2017 upon completion of the Recapitalization, Pelican had the power to vote the substantial majority of the Company’s outstanding common stock. As of March 31, 2018, seven of our eight board members, including two of our executive officers, and our chief financial officer hold an ownership interest in Pelican.

During the three months ended March 31, 2018, we recorded interest expense due to Pelican of approximately $86,000. During the three months ended March 31, 2017, we recorded interest expense due to Pelican of $0.2 million of which approximately $40,000 was paid in cash during the year ended December 31, 2017 and the remainder was included in the obligations exchanged as part of the Recapitalization. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including related party transactions with Pelican.

As of March 31, 2018 and December 31, 2017, our condensed consolidated balance sheet includes accrued interest due to Pelican of approximately $31,000 and $26,000, respectively.

From time-to-time, the Company engages in business transactions with its controlling shareholder, Pelican, and other related parties.

NOTE 6 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption of New Accounting Standards - ASU 2014-09, Revenue - Revenue from Contracts with Customers

On January 1, 2018, we adopted accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) to all contracts using the full retrospective method. The Company does not incur significant contract costs. The Company’s services and rental contracts are primarily short-term in nature, and therefore, based on management’s assessment, the impact of the adoption of the new revenue standard is not significant.

Revenue Recognition

The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished by applying the following steps:

1.	Identify the contract with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations
5.	Recognize revenue as the performance obligations are satisfied

Our services are generally sold based upon quotes or contracts with customers that include fixed or determinable prices. Our typical payment terms are 30 days and our sales arrangements do not contain any significant financing component for our customers. Our customer arrangements do not generate contract assets or liabilities.

We have concluded that our performance obligations to provide equipment rental, rig-up/rig-down and transportation services constitute a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to our customer. The activities included in the “other revenue” stream are not distinct as our customers would not benefit from these activities separately.

Rental Services – We are a provider of solids control systems and surface rental equipment, including centrifuges and auxiliary solids control equipment, mud circulating tanks (400 and 500 barrel capacity) and auxiliary surface rental equipment (e.g. portable mud mixing plants, and containment systems). We generate revenue primarily from renting this equipment at per-day rates. In connection with certain of our solids control operations, we also provide personnel to operate our equipment at the customer’s location at per-day or per-hour rates. We recognize revenue on rental services upon completion of each day of services.

Transportation of Equipment and Rig-Up/Rig-Down Services – We offer transportation of our rental equipment to the well site and rig-up/rig-down of such equipment. These services are charged to the client at flat rates per job or at an hourly rate. We recognize revenue on transportation and rig-up/rig-down services at the point in time when such services have been completed.

Other – Upon request, we sometimes sell chemicals, supplies and other consumables to our customers. We recognize revenue from the sale of consumables when they are used on site.

Reimbursable Expenses – Customer charges for reimbursable expenses (consisting primarily of repairs to assets) are considered reimbursable revenue and are reported within operating expenses net of the associated expense. Customer charges for damaged equipment for which there is a recovery under the contract are considered asset sales and are reported within selling, general and administrative expenses net of the associated net book value for the damaged asset.

Sales and Other Related Taxes – Taxes assessed on sales transactions are not included in revenue.

The primary method used to determine standalone selling prices for our services is a “cost plus margin” approach under which we forecast the aggregate cost of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. The prices we are able to charge and the margins we require depend on the demand of our potential and existing customers and the supply of equipment and services available to such customers from us and our competitors. When the supply exceeds the demand, the competitive environment intensifies significantly, particularly because many of the products we supply are not differentiated from the products provided by our competitors. Our customers choose to use our equipment and services primarily based upon the pricing we offer and our ability to execute efficiently and safely.

The following table presents our service revenue disaggregated by revenue source (in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)
Rental services	$3,005	$1,888
Rig-up/rig-down services	626	434
Transportation services	691	505
Other	14	10
Total revenue	$4,336	$2,837

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments. On an ongoing basis, the collectability of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectability of specific accounts. We evaluate the collectability of specific accounts and determine when to grant credit to our customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with our personnel and with the customers directly. Accounts are written off when it is determined the receivable will not be collected. If circumstances change, our estimates of the collectability of amounts could change by a material amount.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

We do not incur any incremental costs to obtain or fulfill our customer contracts which require capitalization under ASC 606 and have elected the practical expedient afforded to expense such costs if incurred.

Change to Full Retrospective Method for ASC 606 Adoption

As there is no impact on equity and due to the isolated impact of the effect on the financial statements for ASC 606 adoption, Aly Energy has determined it more beneficial to change from the modified retrospective method to the full retrospective method.

Adjustments to Previously Reported Financial Statements from the Adoption of ASC 606

In accordance with the new revenue standard requirements, there was no impact of adoption on our condensed consolidated balance sheet. The impact of adoption on our condensed consolidated statement of operations on the three months ended March 31, 2017 is reflected below (in thousands):

		Adoption of
`	As Reported	ASC 606	As Adjusted
	(unaudited)		(unaudited)
Rental services	$1,888	$-	1,888
Rig-up/rig-down services	434	-	434
Transportation services	505	-	505
Other	25	(15)	10
Total revenue	2,852	(15)	2,837

Operating expenses	1,940	-	1,940
Depreciation and amortization	927	-	927
Selling, general and administrative expenses	581	(15)	566
Total expenses	3,448	(15)	3,433

Loss from operations	$(596)	$-	$(596)

NOTE 7 – EARNINGS PER SHARE

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

For the three months ended March 31, 2018, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the three months ended March 31, 2017 are shown below (in thousands, except for shares):

For the Three Months Ended March 31,
2017
(unaudited)
Numerator:
Net income from continuing operations	$1,558
Less: Aly Operating redeemable preferred stock dividends	(21)
Numerator for diluted earnings per share	1,537

Numerator for diluted earnings per share	1,537
Less: Aly Centrifuge redeemable preferred stock dividends	(42)
Numerator for basic earnings per share	$1,495
Denominator: (1)
Weighted average shares used in basic earnings per share	11,369,113
Effect of dilutive shares:
Aly Centrifuge redeemable preferred stock (2)	218,378
Series A convertible preferred stock	35,156,686
Weighted average shares used in diluted earnings per share	46,744,176

Basic earnings per share	$0.13
Diluted earnings per share	$0.03

________

(1)	The exchange of Aly Operating redeemable preferred stock into common shares is not considered within the calculation of the numerator or denominator of diluted earnings per share because, during the month ended January 31, 2017, the Aly Operating redeemable preferred stock was not exchangeable into common shares. In connection with the Recapitalization, the Aly Operating preferred stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Operating redeemable preferred stock. Unvested stock options are not considered within the calculation of the denominator of diluted earnings per share because they vest upon the occurrence of certain events which may or may not occur.

(2)	During the month ended January 31, 2017, the Aly Centrifuge redeemable preferred stock was convertible into 634,000 shares. In connection with the Recapitalization, the Aly Centrifuge redeemable preferred stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Centrifuge redeemable preferred stock.

Securities excluded from the computation of basic and diluted earnings per share are shown below:

For the Three Months Ended March 31,
2017

Unvested stock options (1)	236,932

Exchange of Aly Operating redeemable preferred stock (2)	-

________

(1)	The stock options vest upon the occurrence of certain events as defined in the 2013 Plan. As of March 31, 2017, the stock options were unvested.

(2)	Prior to January 31, 2017, the Aly Operating redeemable preferred stock was exchangeable only upon the occurrence of certain events, as defined in the Aly Operating redeemable preferred stock agreement. Upon occurrence of such events, the Aly Operating redeemable preferred stock could have been, at the holder's option, converted into common shares. The conversion ratio, determined by a calculation defined in the agreement of which the components included trailing twelve-month financial performance and magnitude of investment in new equipment, remained undeterminable until an event would cause the Aly Operating redeemable preferred stock to become exchangeable. In connection with the Recapitalization, the Aly Operating redeemable preferred stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Operating redeemable preferred stock.

NOTE 8 – NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards - ASU 2014-09, Revenue - Revenue from Contracts with Customers

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the full retrospective method. Please see Note 6 – Revenue from Contracts with Customers for additional disclosure related to ASC 606.

Other Accounting Standards Recently Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance in this ASU applies to all entities that change the terms or conditions of a share-based payment award. The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is effective for the Company beginning on January 1, 2018 and should be applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have an impact on our financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The new standard is effective for the Company beginning on January 1, 2018. The adoption of ASU 2017-01 did not have an impact on our financial condition or results of operations.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to ASC Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the ASC Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company adopted ASU 2016-19 on January 1, 2018. The adoption did not have an impact on our financial condition or results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Current Report on Form 10-Q contains certain statements and information that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility in oil and natural gas price, fluctuations in the domestic rig count, our highly competitive industry and the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Current Report on Form 10-Q might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Current Report on Form 10-Q.

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

We cultivate and maintain strong relationships with our customers which include some of the largest independent oil and gas E&P companies operating in the U.S. shale basins. Our major customers include leading companies such as EOG Resources, Inc., Pioneer Natural Resources, XTO Energy Inc., Sanchez Oil and Gas Corporation and Devon Energy Corporation.

General Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of E&P companies onshore in the U.S. These activity and spending levels are strongly influenced by the current and expected oil price. Commodity prices increased significantly between the beginning of 2017 and the beginning of 2018 stimulating an increase in onshore drilling and completion activity and a consequent increase in demand for our services. The average U.S. land-based drilling rig count was approximately 650 rigs in January 2017 and increased approximately 50.0% to more than 975 rigs during March 2018. The favorable impact of the recent increase in the rig count on demand for our services has been bolstered by a consistently high proportion of rigs drilling directional and horizontal wells. Rigs drilling directional and horizontal wells typically utilize oil-based or other sophisticated mud systems which creates demand for our specialized mud circulating tanks, pumps, containment systems, solids control and associated equipment. The proportion of rigs drilling directional and horizontal wells as a percentage of total U.S. land-based drilling rigs was approximately 89.0% and 93.9% in January 2017 and March 2018, respectively.

If the current commodity price environment holds or continues to improve, we anticipate a further increase in demand for our services. In addition, our customers are increasingly focused on efficient drilling of high intensity wells with long laterals which further enhances the demand for our services. As demand increases, we expect that utilization will increase and our ability to increase the prices for our equipment and services will improve resulting in greater margins and increased margins as a percent of revenue. These increased margins will be partially offset to the extent we are required to use third-party providers of equipment and personnel to meet the increased demand. Our equipment and personnel are currently fully utilized; however, given our cash-on-hand, our positive operating cash flow and our availability to borrow additional funds under our existing credit facility, we are planning to invest in newly purchased, refurbished or fabricated equipment which will meet increased demand and/or replace existing sub-rented equipment.

How We Generate Revenue and the Costs of Conducting Our Business

We generate our revenue by providing drilling-related support services to E&P companies operating in some of the major onshore unconventional basins in the U.S. During the three months ended March 31, 2018, approximately 69.3% of our revenue was derived from charges for the rental of equipment and, in certain cases, the use of personnel to operate such equipment, 30.4% was derived from charges for services we provide, such as the rig-up/rig-down and hauling of our equipment and the remainder of our revenue was derived from the sale of consumable items, including chemicals.

Our revenue fluctuates with the utilization of and the prices we charge for our equipment and services. Utilization of our equipment is primarily determined by the U.S. land-based drilling rig count as it is typically representative of the level of activity of E&P companies. The prices we charge for our products and services depend on the relationship between the level of activity of E&P companies, or the demand of our potential and existing customers, and the supply of equipment and services available to such E&P companies from us and our competitors.

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

Our operating expenses consist primarily of variable costs, such as labor and third-party expenses. Labor-related expenses typically fluctuate with the utilization of our equipment and services. Expenses associated with services provided by third-parties typically increase with activity as well. Demand for our equipment has increased so significantly over the past two years that most of our available owned equipment has been fully utilized since early 2017 and we have been required to increase our available equipment fleet and our available labor resources to meet the demand from our customers. We accomplish this by sub-renting equipment, primarily surface rental equipment, and by using sub-contractors to operate our solids control equipment. Because our equipment and labor force are fully utilized, incremental dollars of revenue resulting from increased activity in the future will continue to require the use of third-party equipment and services and third-party expenses will increase as a percent of revenue. In addition, with increased demand for oilfield services, the demand for sub-rental equipment and labor will also increase and we may experience increases in costs for third-party equipment and personnel which would further increase third-party expenses as a percent of revenue. As we invest in new rental equipment and increase headcount, we can partially offset the cost increases by reducing our reliance on third-party providers of equipment and personnel.

In the near-term, our ability to service a portion of our existing customers and our ability to service new customers is largely dependent on our ability to access equipment, especially tanks and pumps, from third-party vendors. The availability of sub-rental equipment, as well as the prices charged by such suppliers, are factors beyond our control which could impact our results of operations. In response to this risk, we have implemented a capital expenditure plan for 2018 which will assist us in reducing our reliance on third-party vendors.

How We Evaluate Our Operations

We utilize multiple metrics to evaluate the results of our operations and efficiently allocate personnel, equipment and capital resources, including, but not limited to, the following:

•	Revenue: We monitor our revenue monthly to analyze trends in the business as it relates to historical revenue drivers and prevailing market metrics. We are particularly interested in understanding the underlying utilization and pricing metrics that drive the positive or negative revenue trends each month.

•	Gross profit: Gross profit is a key metric that we use to evaluate our profitability and determine allocation of equipment and personnel resources. We define gross profit as our revenue less operating expenses. Operating expenses include direct and indirect labor costs, the cost of third-party services, including the sub-rental of equipment and the use of sub-contractors, costs for repairs and maintenance of our equipment and other miscellaneous costs. We continually evaluate our gross profit margin to assist us in making decisions regarding bidding new jobs, allocating resources among various jobs and managing our overall cost structure.

•	EBITDA and Adjusted EBITDA: EBITDA and Adjusted EBITDA are financial metrics used by management as (i) supplemental internal measures for planning and forecasting and for evaluating actual results against such expectations; (ii) significant criteria for incentive compensation paid to our executive officers and management; (iii) reference points to compare to the EBITDA and Adjusted EBITDA of other companies when evaluating potential acquisitions; and, (iv) assessments of our ability to service existing fixed charges and incur additional indebtedness.

We disclose and discuss EBITDA as a non-GAAP financial measure in our filings with the Securities and Exchange Commission. We define EBITDA as earnings (net income) before interest, income taxes, and depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies, which may limit its usefulness as a comparative measure.

We also make certain adjustments to EBITDA for (i) non-cash charges and (ii) certain expenses, such as severance, legal settlements, and professional fees and other expenses related to transactions outside the ordinary course of business, to derive a normalized EBITDA run-rate ("Adjusted EBITDA"), which we believe is a useful measure of operating results and the underlying cash generating capability of our business.

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

Set forth below are the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by and used in operating, investing and financing activities:

•	EBITDA and Adjusted EBITDA do not reflect growth and maintenance capital expenditures,

•	EBITDA and Adjusted EBITDA do not reflect the interest, potential principal payments and other financing-related charges necessary to service our debt,

•	EBITDA and Adjusted EBITDA do not reflect the payment of income taxes, and

•	EBITDA and Adjusted EBITDA do not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA and Adjusted EBITDA as non-GAAP financial measures by only using EBITDA and Adjusted EBITDA to supplement our GAAP results.

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)

Components of EBITDA:
Net income (loss)	$(13)	$1,558
Non-GAAP adjustments:
Depreciation and amortization	891	927
Interest expense, net	6	13
Interest expense - related party	86	211
Income tax expense	21	9
EBITDA	991	2,718
Adjustments to EBITDA:
Gain on extinguishment of debt and other liabilities	-	(2,387)
Loss on disposal of assets	-	40
Bad debt expense	22	15
Settlements and other losses	24	21
Expenses in connection with lender negotiations and Recapitalization	-	6
Adjusted EBITDA	$1,037	$413

Adjusted EBITDA for the three months ended March 31, 2018 increased to $1.0 million from $0.4 million for the three months ended March 31, 2017. The 151.1% increase in Adjusted EBITDA was primarily due to incremental revenue resulting from increased activity and improved pricing. The increase in revenue was partially offset by greater operating expenses and greater selling, general and administrative expenses; however, expenses increased at a slower rate than revenue which resulted in an increase in Adjusted EBITDA as a percent of revenue to 23.9% for the three months ended March 31, 2018 from 14.6% for the three months ended March 31, 2017. We anticipate that ongoing and planned increases in customer pricing will drive additional increases in Adjusted EBITDA and Adjusted EBITDA as a percent of revenue during the remainder of 2018. We anticipate that there will also be some increase in activity which will contribute to an increase in Adjusted EBITDA; however, to the extent we need to use third-party equipment and personnel to meet the demand, the increases in activity may result in Adjusted EBITDA remaining flat or declining slightly as a percent of revenue.

Results of Operations

The following table summarizes the change in our results of operations for the three months ended March 31, 2018 from the three months ended March 31, 2017 (in thousands):

	For the Three Months Ended March 31,			% of	Change
	2018	% of Revenue	2017	Revenue	$	%

Revenue	$4,336	100.00%	$2,837	100.00%	$1,499	52.84%
Expenses:
Operating expenses	2,610	60.19%	1,940	68.38%	670	34.54%
Depreciation and amortization	891	20.55%	927	32.68%	(36)	-3.88%
Selling, general and administrative expenses	735	16.95%	566	19.95%	169	29.86%
Total expenses	4,236	97.69%	3,433	121.01%	803	23.39%
Income (loss) from operations	100	2.31%	(596)	NM	696	NM
Other expense (income):
Interest expense, net	6	0.14%	13	0.46%	(7)	-53.85%
Interest expense - related party	86	1.98%	211	7.44%	(125)	-59.24%
Gain on extinguishment of debt and other liabilities	-	0.00%	(2,387)	NM	2,387	NM
Total other expense (income)	92	2.12%	(2,163)	NM	2,255	NM
Income from operations before income taxes	8	NM	1,567	55.23%	(1,559)	-99.49%
Income tax expense	21	0.48%	9	0.32%	12	133.33%
Net income (loss)	(13)	NM	1,558	54.92%	(1,571)	NM
Preferred stock dividends	-	0.00%	63	2.22%	(63)	NM
Net income (loss) available to common stockholders	$(13)	NM	$1,495	52.70%	$(1,508)	NM

Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Overview. Our results of operations improved significantly when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. Two of the most significant drivers of demand for our services, the price of oil and the U.S. land-based drilling rig count, increased substantially when comparing the two periods: the price of oil increased over 20.0% and the U.S. land-based drilling rig count increased over 35.0%. The positive impact of these improved industry conditions on the Company was reflected in the increased utilization of our equipment and services and our ability to raise the prices we charge to our customers. Increased utilization and increased pricing resulted in a significant amount of incremental revenue during the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 and a significant overall improvement in our financial results and liquidity.

Revenue. Our revenue for the three months ended March 31, 2018 was $4.3 million, an increase of 52.8%, compared to $2.8 million for the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, our primary revenue generating surface rental products, tanks and pumps, were fully utilized and our labor force was fully utilized. In order to take advantage of the increased demand for our services, we invested in additional equipment, sub-rented equipment from third parties, and used sub-contractors on certain solids control jobs. A combination of increased activity and increased pricing were the primary drivers of the increase in revenue when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. During the three months ended March 31, 2018, the count of revenue generating days for our tanks, pumps and centrifuges increased approximately 15.0% to 20.0% when compared to the three months ended March 31, 2017. Pricing for our tanks and pumps, our lead surface rental products, increased by approximately 15.0% and 30.0%, respectively, when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017.

Operating Expenses. Our operating expenses for the three months ended March 31, 2018 increased 34.5% to $2.6 million from $1.9 million for the three months ended March 31, 2017. The increase in costs is a direct reflection of the increased activity when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017. Although operating expenses increased in dollars, the rate at which operating expenses increased was less than the rate at which revenue increased resulting in a decline of operating expenses as a percent of revenue to 60.2% for the three months ended March 31, 2018 from 68.4% for the three months ended March 31, 2017. The decrease in operating expenses as a percent of revenue is primarily due to our discipline in maintaining a lean cost structure despite the increase in demand, our ability to increase pricing to our customers more quickly than our costs increased, and the spread of certain fixed costs across a larger revenue base. Our primary operating expenses consist of payroll and third-party costs. Payroll and related expenses increased by approximately $0.2 million, or 19.1%, as a result of increases in headcount and labor hours required to support incremental activity in Texas, Oklahoma and New Mexico; however, the expenses increased at a slower rate than revenue reflecting our successful efforts to monitor labor productivity and efficiency. Third-party expenses, including the sub-rental of equipment, the use of third-party trucking and washout services, and the use of sub-contractors, increased to $0.9 million for the three months ended March 31, 2018, or 21.8% of revenue, from $0.6 million, or 20.2% of revenue, for the three months ended March 31, 2017. Throughout 2017 and year-to-date in 2018, our owned equipment and our labor force have been fully utilized requiring us to use third-party providers of equipment and personnel to satisfy the significant increases in demand.

Depreciation and Amortization. Due to minimal capital investment and insignificant asset disposals during 2017, depreciation and amortization remained fairly flat year-over-year at $0.9 million for the three months ended March 31, 2018 and 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $0.7 million, or 17.0% of revenue, for the three months ended March 31, 2018 compared to $0.6 million, or 20.0% of revenue, for the three months ended March 31, 2017. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year increase of $0.2 million, or 29.9%, is primarily due to the increase in headcount of selling, general and administrative employees to 16 in March 2018 from 11 in January 2017. With the improved financial results we are experiencing, we have increased headcount in order to improve our ability to segregate duties and strengthen our internal controls as well as to manage the increased activity levels. Selling, general and administrative expenses also include expenses that are either non-recurring or non-cash in nature with an aggregate value of approximately $60,000 and $42,000 during the three months ended March 31, 2018 and 2017, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Interest Expense, Net. Interest expense, net, consisting of interest on insurance financing and other miscellaneous interest expense, was approximately $6,000 for the three months ended March 31, 2018. For the three months ended March 31, 2017, interest expense, net was approximately $13,000 and consisted primarily of interest on a subordinated note payable which was converted to common stock on January 31, 2017 in connection with the Recapitalization. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the conversion of the subordinated note payable.

Interest Expense – Related Party. During the three months ended March 31, 2018 and 2017, we recorded approximately $86,000 and $0.2 million of interest expense, respectively, due to Pelican, a related party. The reduction in interest expense is a direct result of the Recapitalization on January 31, 2017. Please see our Annual Report on Form 10-K for a complete description of the Recapitalization, including the reduction in principal on our long-term debt with Pelican.

Gain on Extinguishment of Debt and Other Liabilities. During the three months ended March 31, 2017, we recorded a gain on extinguishment of debt and other liabilities of $2.4 million due to our troubled debt restructuring in connection with the Recapitalization. Please see our Annual Report on Form 10-K for a complete description of the Recapitalization, including the gain on extinguishment of debt and other liabilities.

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense is from Texas Margin Tax. The Company has sufficient NOL carryforwards to offset current year federal income tax and other state income taxes.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. During the three months ended March 31, 2018 and 2017, operating activities generated $0.7 million and used $0.4 million in cash, respectively. The increase in cash flows from operating activities is primarily due to the significant improvement in operating results year-over-year and improved collections during the three months ended March 31, 2018, partially offset by increased vendor payments in the period. Due primarily to a lack of resources, billing and collection efforts were delayed during the last quarter of 2017 and we received the benefit of the “catch-up” collections during the three months ended March 31, 2018. Each quarter, we anticipate collecting an amount similar to the revenue reported for the prior quarter. During the three months ended March 31, 2018, we collected over $4.9 million which was significantly greater than fourth quarter revenue of $3.5 million. The increase in cash inflow enabled us to “catch-up” on vendor payments which we had previously stretched beyond our typical payment terms of 60 days.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Cash capital expenditures for the three months ended March 31, 2018 and 2017 were $0.3 million and $0.2 million, respectively. Approximately $0.1 million was spent to refurbish centrifuges and related auxiliary equipment and approximately $97,000 was spent to purchase diesel mud pumps during the three months ended March 31, 2018. During the remainder of 2018, we anticipate spending approximately $0.3 million to continue our centrifuge refurbishment program so that we can meet increasing demand for our solids control services. We also anticipate spending an incremental $1.2 million on new equipment and equipment fabricated in-house to meet increasing demand and to replace equipment we are currently sub-renting. Other capital expenditures in 2018 will likely consist of liners, hoses, vehicles and similar assets which are required to support the ongoing operations. The successful implementation of our capital expenditure plan will enable us to service additional customers and rigs if demand continues to grow and, even if there is no incremental demand for our services, our investment in items which we sub-rent, such as diesel mud pumps and transfer pumps and open top tanks, will reduce our expenses and reduce our reliance on third-party vendors.

Although we do not budget acquisitions in the normal course of business, we regularly engage in discussions related to potential acquisitions of companies which provide oilfield services.

Liquidity and Credit Facility. We ended the first quarter of 2018 with a cash balance of approximately $1.0 million and debt of $6.6 million. Because the lender under our credit facility is Pelican, a related party and owner of over 65.0% of the Company on a fully diluted basis, we benefit from a credit facility which is structured with no financial covenants and principal payments based solely on free cash flow and we have significant flexibility to modify our credit facility, if and when needed.

The table below reflects our liquidity as of March 31, 2018 (in thousands):

March 31, 2018
(unaudited)
Cash and restricted cash	$959
Revolving facility availability (1)	-
Delayed draw term loan availability (1) , (2)	75
Swing line availability (1) (3)	600
Total liquidity	$1,634

________________
(1) With Permian Pelican LLC, our controlling shareholder.
(2) Available to finance 90% of purchase price for capital expenditures.

(3) We are currently in discussions with Pelican to enter into a fifth amendment to the credit facility which will transfer the availability under both the delayed draw term loan and the swing line to the revolving facility simultaneous with the maturity of the swing line on June 30, 2018. (See further discussion in “Note 3 – Long-Term Debt – Related Party”) in the notes to our condensed consolidated financial statements.)

We believe that our cash flow from operations combined with access to capital through our lender and controlling shareholder, Pelican, will be sufficient to fund our working capital needs, contractual obligations and capital expenditure plan for the next twelve months. Our existing capital expenditure plan focuses primarily on reducing sub-rental expense at existing activity levels. In order to achieve more substantial activity growth, we would likely require additional funding to invest in equipment, particularly tanks, which we are currently sub-renting and which are becoming increasingly difficult to obtain at a reasonable cost.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Net Operating Losses

As of December 31, 2017, we had approximately $31.5 million of federal net operating loss carryforwards. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of March 31, 2018 and December 31, 2017, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and the absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in these certain state tax jurisdictions.

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

Management updated the assessment of the effectiveness of our ICFR as of March 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Based on its assessment, management concluded that, as of March 31, 2018, a combination of deficiencies in ICFR resulted in a material weakness.

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

In connection with the assessment described above, management identified the following combination of control deficiencies that result in a material weakness as of March 31, 2018. These deficiencies are in various stages of remediation as described below:

Material Weakness	Remediation Actions

Insufficient written policies and procedures, and personnel, for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements, specifically to address technical accounting around complex transactions.

During the second quarter of 2017, we engaged an accounting consultant with expertise in U.S. GAAP to address technical accounting for complex transactions and financial reporting requirements and disclosures. Management is currently in the process of documenting these new reporting and disclosure controls that were implemented in 2017.

Lack of control over information technology applications and the processing of transactions, specifically segregation of duties and elevated access to our accounting information systems.

During 2018, management has hired additional personnel which will enable us to segregate duties more effectively and minimize elevated access privileges. In addition, management is in the process of seeking an experienced external resource to assess the information technology general control environment for purposes of remediation during 2018.

We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that there was a material weakness in our ICFR resulting from a combination of deficiencies identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2018 fairly present our financial position, results of operations, and cash flows for the periods covered in all material respects.

Changes in Internal Control over Financial Reporting

During the beginning of 2017, controls were not designed and in place to ensure all disclosures required were originally addressed in our financial statements or other required reports filed or submitted under the Securities Exchange Act. We later implemented a review process with an accounting consultant with expertise in U.S. GAAP to ensure financial statements disclosures comply with the Securities Exchange Act and, simultaneous with the filing of our 10-Q for the period ended September 30, 2017, we returned to being a timely filer under SEC guidelines.

During the period covered by this report, we strengthened the governance of our board by identifying and bringing on a financial expert that now serves as our independent audit committee chair. See Item 10 in our Annual Report on Form 10-K for further background on James Hennessy.

There were no other changes in our ICFR during the period, other than the changes implemented as detailed in our remediation plan above, that occurred that have materially affected, or are reasonably likely to materially affect, our ICFR.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. Aly Energy is a smaller reporting company and is eligible for this exemption under the Dodd-Frank Act.

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

ALY ENERGY SERVICES, INC.

Date: May 15, 2018	By:	/s/ Shauvik Kundagrami
Shauvik Kundagrami
Vice-Chairman and Chief Executive Officer
(Principal Executive Officer)

