Form 10-Q
period 2018-06-30
Aly Energy Services, Inc.
filed 2018-08-14
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended June 30, 2018

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

At August 14, 2018, the registrant had 690,918 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$1,896	$203
Restricted cash	30	30
Receivables, net	2,940	3,883
Prepaid expenses and other current assets	302	390
Total current assets	5,168	4,506
Property and equipment, net	26,069	26,888
Intangible assets, net	3,724	4,099
Other assets	9	9
Total assets	$34,970	$35,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,303	$2,774
Accrued interest - related party	30	26
Current portion of long-term debt - related party	1,000	-
Total current liabilities	3,333	2,800
Long-term debt - related party, net	5,602	6,352
Other long-term liabilities	410	412
Total liabilities	9,345	9,564
	``
Commitments and contingencies

Stockholders' equity
Series A convertible preferred stock of $0.001 par value (liquidation preference of $17,292)	6,755	6,755
Authorized-20,000; issued and outstanding-17,292 as of June 30, 2018
Authorized-20,000; issued and outstanding-17,292 as of December 31, 2017
Preferred stock of $0.001 par value	-	-
Authorized-9,980,000; issued and outstanding-none as of June 30, 2018
Authorized-9,980,000; issued and outstanding-none as of December 31, 2017
Common stock of $0.001 par value	14	14
Authorized-25,000,000; issued and outstanding-690,918 as of June 30, 2018
Authorized-25,000,000; issued and outstanding-690,918 as of December 31, 2017
Additional paid-in-capital	53,752	53,754
Accumulated deficit	(34,896)	(34,583)
Treasury stock, 11 shares at cost as of December 31, 2017	-	(2)
Total stockholders' equity	25,625	25,938
Total liabilities and stockholders' equity	$34,970	$35,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenue	$4,388	$4,175	$8,724	$7,012
Expenses:
Operating expenses	2,529	2,619	5,139	4,559
Depreciation and amortization	888	922	1,779	1,849
Selling, general and administrative expenses	1,155	1,268	1,890	1,834
Total expenses	4,572	4,809	8,808	8,242
Loss from operations	(184)	(634)	(84)	(1,230)
Other expense (income):
Interest expense, net	3	3	9	16
Interest expense - related party	92	384	178	595
Gain on extinguishment of debt and other liabilities	-	-	-	(2,387)
Total other expense (income)	95	387	187	(1,776)
Income (loss) from operations before income taxes	(279)	(1,021)	(271)	546
Income tax expense	21	3	42	12
Net income (loss)	(300)	(1,024)	(313)	534
Preferred stock dividends	-	-	-	63
Net income (loss) available to common stockholders	$(300)	$(1,024)	$(313)	$471

Basic earnings per share information:
Net income (loss) available to common stockholders	$(0.43)	$(1.48)	$(0.45)	$0.75
Weighted average shares - basic	690,918	690,918	690,918	630,015
Diluted earnings per share information:
Net income (loss) available to common stockholders	$(0.43)	$(1.48)	$(0.45)	$0.15
Weighted average shares - diluted	690,918	690,918	690,918	3,044,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(313)	$534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,779	1,849
Loss on disposal of assets	-	40
Stock-based compensation	-	625
Bad debt expense	44	35
Gain on extinguishment of debt and other liabilities	-	(2,387)
Debt modification fee - related party	-	320
Changes in operating assets and liabilities:
Receivables, net	899	(1,867)
Prepaid expenses and other current assets	88	299
Accounts payable, accrued expenses and other liabilities	(473)	602
Accrued interest and other - related party	4	170
Net cash provided by operating activities	2,028	220

Cash flows from investing activities:
Purchases of property and equipment	(585)	(915)
Proceeds from disposal of property and equipment	-	15
Net cash used in investing activities	(585)	(900)

Cash flows from financing activities:
Borrowings on long-term debt - related party	250	525
Repayment of long-term debt	-	(5)
Net cash provided by financing activities	250	520

Net increase (decrease) in cash and restricted cash	1,693	(160)
Cash and restricted cash, beginning of period	233	711
Cash and restricted cash, end of period	$1,926	$551

Supplemental disclosure of cash flow information:
Cash paid for interest - related party	$93	$105
Cash paid for interest	2	3
Cash paid (received) for income taxes, net	(13)	35

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Aly Energy Services, Inc., together with its subsidiaries (“Aly Energy” or the “Company”), is a provider of oilfield services to leading oil and gas exploration and production (“E&P”) companies operating in unconventional plays in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental and solids control. Our surface rental equipment includes a wide variety of large capacity tanks with circulating systems, associated pumps, separators, gas busters, mud mix plants and ancillary equipment. We also provide environmental containment berms to safeguard against spills from mud systems on the drilling rig site. Our solids control equipment includes large centrifuges, shakers, cuttings dryers and ancillary components that can be integrated into a closed loop mud system. We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico.

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, and in the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Reverse Stock Split

On August 7, 2018, the Company effected a 1-for-20 reverse stock split of its common stock (“Reverse Split”), as approved by its Board of Directors and stockholders. All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts have been retroactively restated to give effect to the Reverse Split.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

Recapitalization

In September 2016, certain of the Company’s principal stockholders formed Permian Pelican, LLC (“Pelican”) with the objective of consummating a recapitalization transaction (the “Recapitalization”) whereby (i) our obligations under our then existing credit facility and various capital leases would be restructured and, (ii) the Company’s then outstanding redeemable preferred stock, subordinated note payable and contingent payment liability would be exchanged into common stock. The Recapitalization, completed on January 31, 2017, had a significant impact to our capital structure and to our consolidated financial statements for the years ended December 31, 2017 and 2016. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization and the impact on our consolidated financial statements.

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

NOTE 2 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Machinery and equipment	$33,505	$33,024
Vehicles, trucks and trailers	4,260	4,288
Office furniture, fixtures and equipment	567	560
Buildings	212	212
Leasehold improvements	61	105
	38,605	38,189
Less: Accumulated depreciation and amortization	(12,694)	(11,374)
	25,911	26,815
Assets not yet placed in service	158	73
Property and equipment, net	$26,069	$26,888

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2018 and 2017 was $0.7 million. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2018 and 2017 was $1.4 million.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Total

As of June 30, 2018 (unaudited):
Cost	$5,323	$2,174	$7,497
Less: Accumulated amortization	(2,698)	(1,075)	(3,773)
Net book value	$2,625	$1,099	$3,724

As of December 31, 2017:
Cost	$5,323	$2,174	$7,497
Less: Accumulated amortization	(2,432)	(966)	(3,398)
Net book value	$2,891	$1,208	$4,099

Total amortization expense for the three months ended June 30, 2018 and 2017 was approximately $0.2 million. Total amortization expense for the six months ended June 30, 2018 and 2017 was approximately $0.4 million.

NOTE 3 — LONG-TERM DEBT – RELATED PARTY

Long-term debt – related party consists of the following (in thousands):

	June 30, 2018		December 31, 2017
	Current	Long-Term	Current	Long-Term
	(unaudited)
Credit facility
Term loan	$1,000	$4,027	$-	$5,027
Revolving credit facility	-	1,000	-	750
Delayed draw term loan	-	575	-	575
Total	$1,000	$5,602	$-	$6,352

As of December 31, 2017, subsequent to multiple amendments, the Company’s credit facility with Pelican consisted of a term loan, a revolving credit facility and a delayed draw term loan. The obligations under the credit facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. Borrowings under the credit facility are subject to monthly interest payments at an annual base rate of the six-month LIBOR rate on the last day of the calendar month plus a margin of 3.0%. The credit facility does not include any financial covenants. We were in full compliance with the credit facility as of June 30, 2018.

On January 22, 2018, the Company entered into Amendment No. 4 to the credit facility which provided for a swing line without changing the aggregate available borrowings under the facility. The Company had the ability to borrow up to $0.6 million under the swing line until June 30, 2018 at which time the swing line matured. Simultaneous to the maturity of the swing line, the Company entered into the Third Amended and Restated Credit Agreement which, among other things, (i) combines the outstanding balances on the delayed draw term loan and the term loan and requires monthly principal payments of approximately $83,000 on the aggregate outstanding balance, (ii) expands availability on the revolving credit facility by $0.7 million while simultaneously reducing the aggregate availability under the swing line and the delayed draw term loan by the same amount, and (iii) extends the maturity date to June 30, 2021. In addition, effective June 30, 2018, Pelican assigned and transferred its rights under the credit agreement to an affiliated entity, Permian Pelican Financial, LLC (“PPF”). The members and membership interests of PPF are the same as Pelican and PPF is a related party.

Under the revolving credit facility, the Company has the ability to borrow the lesser of 80% of eligible receivables, as defined in the credit agreement, and $1.7 million. As of June 30, 2018, there was $1.0 million outstanding under the revolving credit facility and the Company had the ability to borrow an incremental $0.7 million.

NOTE 4 — STOCK-BASED COMPENSATION

As of June 30, 2018 and December 31, 2017, we had two stock-based compensation plans with outstanding options. Only one of our plans is currently available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors.

2017 Stock Option Plan

Effective April 4, 2017, the 2017 Stock Option Plan (the “2017 Plan”) was approved by the board of directors. On May 30, 2017, we granted options to purchase approximately 843,094 shares of common stock under the 2017 Plan which was the maximum amount authorized. The option contract term is 10 years and the exercise price is $2.00. The options vested and became exercisable immediately upon grant. The fair value of the award was estimated using a Black-Scholes fair value model. The valuation of stock options requires us to estimate the expected term of award, which was estimated using the simplified method, as the Company does not have sufficient historical exercise information. The valuation of stock option awards is also dependent on historical stock price volatility. In view of our limited trading volume, volatility was calculated based on historical stock price volatility of the Company’s peer group.

Options to purchase 843,094 common shares under the 2017 Plan were outstanding and fully vested as of June 30, 2018 and December 31, 2017. We expensed stock-based compensation of $0.6 million for the full fair value of the award in May 2017.

Included in the options outstanding as of June 30, 2018 are options to purchase 252,928 common shares which were issued to our former chief executive officer, Shauvik Kundagrami. In accordance with the terms of the 2017 Plan, if Mr. Kundagrami does not exercise his options on or prior to August 23, 2018, the options will be forfeited.

Omnibus Incentive Plan

The Omnibus Incentive Plan (the “2013 Plan”) was approved by the board of directors on May 2, 2013. The option contract term is 10 years and the exercise price is $80.00. The options vest and are exercisable if a liquidity event, as defined in the 2013 Plan, occurs and certain conditions are met.

On May 2, 2013, we granted 16,921 common shares under the 2013 Plan. Options to purchase 11,706 common shares under the 2013 Plan were outstanding as of June 30, 2018 and December 31, 2017. Subsequent to the adoption of the 2017 Plan, options are no longer are permitted to be granted under the 2013 Plan and no options were vested as of June 30, 2018 and December 31, 2017. The aggregate unrecognized compensation cost related to these non-vested stock option awards was approximately $0.3 million (see Note 13 – Stock-Based Compensation in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional detail). Such amount will be recognized in the future upon occurrence of an event that results in a vesting of the options. During the three and six months ended June 30, 2018 and the three months ended June 30, 2017, there were no forfeited options. There were 418 forfeited options during the six months ended June 30, 2017.

NOTE 5 – STOCKHOLDERS’ EQUITY AND SUBSEQUENT EVENT

On August 7, 2018, the Company effected the Reverse Split, a 1-for-20 reverse stock split of its common stock, as approved by its Board of Directors and stockholders. Under the terms of the Reverse Split, each 20 shares of common stock issued and outstanding as of such effective date, was automatically reclassified and changed into one share of common stock without further action by the stockholder. In lieu of issuing fractional shares in connection with the Reverse Split, holders received the proportionate fraction of $7.00 per share in cash. All share and per share amounts on this Quarterly Report on Form 10-Q have been retroactively restated to reflect the Reverse Split.

We filed an amendment to our certificate of formation, effective August 7, 2018, reducing our authorized common stock from 25 million to 15 million shares and reducing our authorized preferred stock from 10 million to 5 million shares.

Shares of common stock previously issued and held as treasury shares were escheated to applicable governmental authorities and, in connection with the Reverse Split, were reinstated as outstanding shares of common stock.

NOTE 6 — CONTROLLING SHAREHOLDER

Controlling Shareholder – Pelican

On January 31, 2017 upon completion of the Recapitalization, Pelican had the power to vote the substantial majority of the Company’s outstanding common stock. As of June 30, 2018, six of our seven board members, including two of our executive officers, and our chief financial officer hold an ownership interest in Pelican.

As of June 30, 2018 and December 31, 2017, Pelican owned Series A convertible preferred stock that represented approximately 80.7% of our common stock (excluding the impact of options), or 2,881,400 common shares (giving effect to the Reverse Split). The shares of Series A convertible preferred stock carry a liquidation preference of $1,000 per share or $17.3 million upon issuance.

In connection with our credit facility with Pelican, during the three and six months ended June 30, 2018, we recorded interest expense due to Pelican of approximately $92,000 and $0.2 million, respectively. During the three and six months ended June 30, 2017, we recorded interest expense due to Pelican of $0.4 million and $0.6 million, respectively. Approximately $0.3 million of the aggregate expense recorded during the three and six months ended June 30, 2017 related to a debt modification fee in connection with Amendment No. 2 to the credit facility which was entered into on May 23, 2017. The fee consisted of 1,200 shares of our Series A convertible preferred stock. Approximately $0.2 million of the aggregate expense recorded during the six months ended June 30, 2017 was included in the obligations exchanged as part of the Recapitalization. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including related party transactions with Pelican.

Our condensed consolidated balance sheet includes accrued interest due to Pelican of approximately $30,000 and $26,000 as of June 30, 2018 and December 31, 2017, respectively.

Effective June 30, 2018, Pelican assigned and transferred its rights under our credit agreement to PPF (see Note 3 – Long-Term Debt – Related Party for additional detail).

NOTE 7 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption of New Accounting Standards - ASU 2014-09, Revenue - Revenue from Contracts with Customers

On January 1, 2018, we adopted accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) to all contracts using the full retrospective method. The Company does not incur significant contract costs. The Company’s services and rental contracts are primarily short-term in nature, and therefore, based on management’s assessment, the impact of the adoption of the new revenue standard was not significant.

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

Rental Services – We are a provider of solids control systems and surface rental equipment, including centrifuges and auxiliary solids control equipment, mud circulating tanks (400 and 500 barrel capacity) and auxiliary surface rental equipment (e.g. portable mud mixing plants, and containment systems). We generate revenue primarily from renting this equipment at per-day rates. In connection with certain of our solids control operations, we also provide personnel to operate our equipment at the customer’s location at per-day rates. We recognize revenue on rental services upon completion of each day of services.

Transportation of Equipment and Rig-Up/Rig-Down Services – We offer transportation of our rental equipment to the well site and the rig-up/rig-down of such equipment. These services are charged to the client at flat rates per job or at an hourly rate. We recognize revenue on transportation and rig-up/rig-down services at the point in time when such services have been completed.

Other – Upon request, we sometimes sell chemicals, supplies and other consumables to our customers. We recognize revenue from the sale of consumables when they are used on site.

Chargeable Sales of Damaged Assets – Customer charges for damaged equipment for which there is a recovery under the contract are considered asset sales and are reported within selling, general and administrative expenses net of the associated net book value for the damaged asset.

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

The following table presents our service revenue disaggregated by revenue source (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Rental services	$3,243	$3,089	$6,248	$4,977
Rig-up/rig-down services	527	522	1,153	956
Transportation services	589	515	1,280	1,020
Other	29	49	43	59
Total revenue	$4,388	$4,175	$8,724	$7,012

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

Adjustments to Previously Reported Financial Statements from the Adoption of ASC 606

In accordance with the new revenue standard requirements, there was no impact of adoption on our condensed consolidated balance sheet. The impact of adoption on our condensed consolidated statement of operations is reflected below (in thousands):

	For The Three Months Ended June 30, 2017			For The Six Months Ended June 30, 2017
`	As Reported	Adoption of ASC 606	As Adjusted	As Reported	Adoption of ASC 606	As Adjusted
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Rental services	$3,089	$-	$3,089	$4,977	$-	$4,977
Rig-up/rig-down services	522	-	522	956	-	956
Transportation services	515	-	515	1,020	-	1,020
Other	58	(9)	49	83	(24)	59
Total revenue	4,184	(9)	4,175	7,036	(24)	7,012

Operating expenses	2,619	-	2,619	4,559	-	4,559
Depreciation and amortization	922	-	922	1,849	-	1,849
Selling, general and administrative expenses	1,277	(9)	1,268	1,858	(24)	1,834
Total expenses	4,818	(9)	4,809	8,266	(24)	8,242
Loss from operations	$(634)	$-	$(634)	$(1,230)	$-	$(1,230)

NOTE 8 – EARNINGS PER SHARE

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

For the three months and six months ended June 30, 2018 and the three months ended June 30, 2017, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the six months ended June 30, 2017 are shown below (in thousands, except for shares):

For the Six Months Ended June 30,
2017
(unaudited)
Numerator:
Net income from continuing operations	$534
Less: Aly Operating redeemable preferred stock dividends	(21)
Numerator for diluted earnings per share	513
Less: Aly Centrifuge redeemable preferred stock dividends	(42)
Numerator for basic earnings per share	$471
Denominator: (1)
Weighted average shares used in basic earnings per share	630,015
Effect of dilutive shares:
Aly Centrifuge redeemable preferred stock (2)	5,429
Series A convertible preferred stock	2,264,170
Stock options	144,397
Weighted average shares used in diluted earnings per share	3,044,011

Basic earnings per share	$0.75
Diluted earnings per share	$0.15

 __________

(1)	The exchange of Aly Operating redeemable preferred stock into common shares is not considered within the calculation of the numerator or denominator of diluted earnings per share because, during the month ended January 31, 2017, the Aly Operating redeemable preferred stock was not exchangeable into common shares. In connection with the Recapitalization, the Aly Operating preferred stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Operating redeemable preferred stock. Unvested stock options are not considered within the calculation of the denominator of diluted earnings per share because they vest upon the occurrence of certain events which may or may not occur.

(2)	During the month ended January 31, 2017, the Aly Centrifuge redeemable preferred stock was convertible into 31,699 shares. In connection with the Recapitalization, the Aly Centrifuge redeemable preferred stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Centrifuge redeemable preferred stock.

Securities excluded from the computation of basic and diluted earnings per share are shown below:

For the Six Months Ended June 30,
2017

Unvested stock options (1)	11,778

Exchange of Aly Operating redeemable preferred stock (2)	-

 ____________

(1)	The stock options vest upon the occurrence of certain events as defined in the 2013 Plan. As of June 30, 2017, the stock options were unvested.

(2)	Prior to January 31, 2017, the Aly Operating redeemable preferred stock was exchangeable only upon the occurrence of certain events, as defined in the Aly Operating redeemable preferred stock agreement. Upon occurrence of such events, the Aly Operating redeemable preferred stock could have been, at the holder's option, converted into common shares. The conversion ratio, determined by a calculation defined in the agreement of which the components included trailing twelve-month financial performance and magnitude of investment in new equipment, remained undeterminable until an event would cause the Aly Operating redeemable preferred stock to become exchangeable. In connection with the Recapitalization, the Aly Operating redeemable preferred stock was converted into common shares and is included in our weighted average shares used for basic earnings per share effective February 1, 2017. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Operating redeemable preferred stock.

NOTE 9 – NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards - ASU 2014-09, Revenue - Revenue from Contracts with Customers

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the full retrospective method. Please see Note 7 – Revenue from Contracts with Customers for additional disclosure related to ASC 606.

Other Accounting Standards Recently Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting . The guidance in this ASU applies to all entities that change the terms or conditions of a share-based payment award. The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is effective for the Company beginning on January 1, 2018 and should be applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have an impact on our financial condition or results of operations.

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

Accounting Standards Not Yet Adopted

In January 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220). This ASU gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Reform Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. The standard may be applied retrospectively to each period in the year of adoption. This ASU will also require new disclosures regarding our accounting policy for releasing the tax effects in AOCI. This ASU is effective in the first quarter of 2019, although early adoption is permitted. We are assessing the timing of adoption of the new standard and its potential impact on our future consolidated financial statements.

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

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, volatility in the price of oil, fluctuations in the domestic rig count, intense competition in our industry and the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Current Report on Form 10-Q might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. You are cautioned not to place undue reliance on these statements which speak only as of the date of this Current Report on Form 10-Q.

Overview of Our Business

Aly Energy Services, Inc. (“Aly Energy”, the “Company”, or “we”) is a provider of oilfield services to leading oil and gas exploration and production (“E&P”) companies operating in unconventional plays in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental and solids control. Our surface rental equipment includes a wide variety of large capacity tanks with internal circulating systems, associated pumps, separators, gas busters, mud mix plants and ancillary equipment necessary to manage the flow of mud in and out of the well bore during drilling operations. We also provide environmental containment berms to safeguard against spills from the mud system. Our solids control equipment and services remove low gravity formation particulates that accumulate in mud systems during the drilling process. Once processed, the mud can be reused which eliminates unnecessary waste and disposal. Solids control equipment includes large centrifuges, shakers, cuttings dryers and ancillary components that can be integrated into a closed loop mud system.

We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico. Within these states, we have a very strong footprint in the Permian Basin, one of the largest and most prolific shale plays in the U.S., and we also provide services in the Scoop/Stack region and the Eagle Ford shale.

We cultivate and maintain strong relationships with our customers which include some of the largest independent oil and gas E&P companies operating in the U.S. shale basins. Our major customers include leading companies such as EOG Resources, Inc., Pioneer Natural Resources, XTO Energy Inc., Sanchez Oil and Gas Corporation and Devon Energy Corporation.

General Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of E&P companies onshore in the U.S. These activity and spending levels are strongly influenced by the current and expected oil price. Commodity prices have increased significantly over the past two years stimulating an increase in onshore drilling and completion activity and a consequent increase in demand for our services. The average U.S. land-based drilling rig count was approximately 650 rigs in January 2017 and increased approximately 60.0% to more than 1,050 rigs by June 2018. The favorable impact of the recent increase in the rig count on demand for our services has been bolstered by a consistently high proportion of rigs drilling directional and horizontal wells. Rigs drilling directional and horizontal wells typically utilize oil-based or other sophisticated mud systems which creates demand for our specialized mud circulating tanks, pumps, containment systems, solids control and associated equipment. The proportion of rigs drilling directional and horizontal wells as a percentage of total U.S. land-based drilling rigs was approximately 89.0% and 94.3% in January 2017 and June 2018, respectively.

In the near-term, we believe that the existing commodity price environment will either hold or improve slightly supporting continued strong demand for our services and enabling us to continue to increase the prices for our equipment and services. Because our owned equipment is fully utilized, greater margins and increased margins as a percent of revenue resulting from incremental work and higher pricing will be partially offset to the extent we are required to use third-party providers of equipment and personnel to meet demand. In order to minimize the use of third-party providers, we are planning to invest in newly purchased, refurbished or fabricated equipment which will meet increased demand and/or replace existing sub-rented equipment. In July 2018, we committed to purchasing 6 telehandlers, or forklifts, to replace sub-rented telehandlers which will result in a reduction of cost of services of approximately $0.3 million annually. We believe our cash-on-hand, our positive operating cash flow, and our availability under our credit facility will be sufficient to fund our planned capital expenditure program.

How We Generate Revenue and the Costs of Conducting Our Business

We generate our revenue by providing drilling-related support services to E&P companies operating in some of the major onshore unconventional basins in the U.S. Our revenue streams include: (i) rental services - revenue derived from the rental of equipment and on-site operators of such equipment, (ii) rig-up/rig down services - the rig-up/rig-down of our equipment at the customer site, (iii) transportation services – the hauling of our equipment to and from the customer site, and (iv) other - revenue derived from the sale of consumable items, including chemicals. Fluctuations in the mix of services are driven primarily by the timing of and frequency with which our respective customers move their rigs from well to well and by the number of mobilizations and demobilizations of our equipment. The contribution of each revenue stream to total revenue is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Rental services	73.91%	73.99%	71.62%	70.98%
Rig-up/rig-down services	12.01%	12.50%	13.22%	13.63%
Transportation services	13.42%	12.34%	14.67%	14.55%
Other	0.66%	1.17%	0.49%	0.84%
Total	100.00%	100.00%	100.00%	100.00%

Our aggregate revenue fluctuates with the utilization of and the prices we charge for our equipment and services. Utilization of our equipment is primarily determined by the U.S. land-based drilling rig count as it is typically representative of the level of activity of E&P companies. The prices we charge for our products and services depend on the relationship between the level of activity of E&P companies, or the demand of our potential and existing customers, and the supply of equipment and services available to such E&P companies from us and our competitors.

Our operating expenses consist primarily of variable costs, such as labor and third-party expenses. Labor-related expenses typically fluctuate with the utilization of our equipment and services. Expenses associated with services provided by third-parties typically increase with activity as well. Demand for our equipment has increased so significantly over the past two years that most of our available owned equipment has been fully utilized since early 2017 and we have been required to increase our available equipment fleet and our available labor resources to meet the demand from our customers. To date, we have primarily increased our available resources by sub-renting surface rental equipment and by using sub-contractors to operate our solids control equipment. To the extent we have the opportunity to generate additional revenue from increased activity, we will require the use of third-party equipment and services and third-party expenses will increase as a percent of revenue. In addition, with increased demand for oilfield services, the demand for sub-rental equipment and labor will also increase and we may experience increases in costs for third-party equipment and personnel which would further increase third-party expenses as a percent of revenue.

In order to mitigate the potential increase in third-party expenses and our overall reliance on third-party vendors, we initiated a capital expenditure plan in early 2018 to invest in new rental and transportation equipment, some of which will be fabricated in-house. Our capital expenditure plan includes forklifts, for which we have already entered into a purchase commitment, open top tanks, mud mixing plants, and driveovers, among other items. We anticipate that, if implemented as planned, the completion of the capital expenditure program could result in an annual reduction of cost of services of at least $0.5 million annually.

How We Evaluate Our Operations

We utilize multiple metrics to evaluate the results of our operations and efficiently allocate personnel, equipment and capital resources, including, but not limited to, the following:

•	Revenue: We monitor our revenue monthly to analyze trends in the business as it relates to historical revenue drivers and prevailing market metrics. We are particularly interested in understanding the underlying utilization and pricing metrics that drive the positive or negative revenue trends.

When comparing the three months and six months ended June 30, 2018 to the three and six months ended June 30, 2017, the count of revenue-generating days for tanks and pumps remained relatively flat; however, the count of revenue-generating days for centrifuges increased over 20.0% as a result of our refurbishment program which has expanded our available fleet by 11 centrifuges during the first six months of 2018. Pricing on operators and centrifuges remained relatively flat when comparing these periods, while pricing on tanks and pumps increased over 20.0% as we were able to increase the prices we charge to certain significant surface rental customers effective during the first quarter of 2018. We anticipate pricing on operators and centrifuges to increase during the second half of 2018 as we continue to add new solids control jobs at higher pricing than our existing jobs.

•	Gross profit: Gross profit is a key metric that we use to evaluate our profitability and determine allocation of equipment and personnel resources. We define gross profit as our revenue less operating expenses. Operating expenses include direct and indirect labor costs, the cost of third-party services, including the sub-rental of equipment and the use of sub-contractors, costs for repairs and maintenance of our equipment and other miscellaneous costs. We continually evaluate our gross profit margin to assist us in making decisions regarding bidding new jobs, allocating resources among various jobs and managing our overall cost structure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$4,388	$4,175	$8,724	$7,012
Operating expenses	2,529	2,619	5,139	4,559
Gross margin	$1,859	$1,556	$3,585	$2,453
% of revenue	42.37%	37.27%	41.09%	34.98%

Our gross margin increased to 42.4% of revenue from 37.3 % of revenue when comparing the three months ended June 30, 2018 to the three months ended June 30, 2017 and increased to 41.1% of revenue from 35.0% of revenue when comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The substantial increase in gross margin as a percentage of revenue reflects the price increases implemented in early 2018 and a strong focus on maintaining a lean and efficient cost structure as activity increases.

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

Set forth below are the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by and used in operating, investing and financing activities:

•	EBITDA and Adjusted EBITDA do not reflect growth and maintenance capital expenditures,
•	EBITDA and Adjusted EBITDA do not reflect the interest, principal payments and other financing-related charges necessary to service our debt,
•	EBITDA and Adjusted EBITDA do not reflect the payment of income taxes, and
•	EBITDA and Adjusted EBITDA do not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA and Adjusted EBITDA as non-GAAP financial measures by only using EBITDA and Adjusted EBITDA to supplement our GAAP results.

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months and six months ended June 30, 2018 and 2017, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Components of EBITDA:
Net income (loss)	$(300)	$(1,024)	$(313)	$534
Non-GAAP adjustments:
Depreciation and amortization	888	922	1,779	1,849
Interest expense, net	3	3	9	16
Interest expense - related party	92	384	178	595
Income tax expense	21	3	42	12
EBITDA	704	288	1,695	3,006
Adjustments to EBITDA:
Stock-based compensation	-	625	-	625
Gain on extinguishment of debt and other liabilities	-	-	-	(2,387)
Loss on disposal of assets	-	-	-	40
Bad debt expense	22	20	44	35
Severance, settlements, and other losses	317	8	341	30
Expenses in connection with lender negotiations and Recapitalization	50	59	50	65
Adjusted EBITDA	$1,093	$1,000	$2,130	$1,414

Adjusted EBITDA increased by approximately $93,000 to $1.1 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017 and increased by $0.7 million to $2.1 million for the six months ended June 30, 2018 from $1.4 million for the six months ended June 30, 2017. The improved performance was driven primarily by increases in gross margin as operating expenses, which are primarily variable, increased at a slower rate than revenue due to price increases, which increase revenue with no additional expense, and operating efficiencies achieved by maintaining a lean cost structure.

Results for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table summarizes the change in our results of operations for the three months ended June 30, 2018 from the three months ended June 30, 2017 (in thousands):

	For the Three Months Ended June 30,				Change
	2018	% of Revenue	2017	% of Revenue	$	%

Revenue	$4,388	100.00%	$4,175	100.00%	$213	5.10%
Expenses:
Operating expenses	2,529	57.63%	2,619	62.73%	(90)	-3.44%
Depreciation and amortization	888	20.24%	922	22.08%	(34)	-3.69%
Selling, general and administrative expenses	1,155	26.32%	1,268	30.37%	(113)	-8.91%
Total expenses	4,572	104.19%	4,809	115.19%	(237)	-4.93%
Loss from operations	(184)	NA	(634)	NA	450	NA
Other expense:
Interest expense, net	3	0.07%	3	0.07%	-	0.00%
Interest expense - related party	92	2.10%	384	9.20%	(292)	-76.04%
Total other expense	95	2.16%	387	9.27%	(292)	-75.45%
Loss from operations before income taxes	(279)	NA	(1,021)	NA	742	NA
Income tax expense	21	0.48%	3	0.07%	18	600.00%
Net loss available to common stockholders	$(300)	NA	$(1,024)	NA	$724	-70.70%

Overview. Our results of operations improved significantly when comparing the three months ended June 30, 2018 to the three months ended June 30, 2017 due to a slight increase in revenue and a significant decrease in expenses. Two of the most significant drivers of demand for our services, the price of oil and the U.S. land-based drilling rig count, increased substantially when comparing the two periods: the price of oil increased over 40.0% and the U.S. land-based drilling rig count increased over 20.0%. As a result, demand for our products and services remained strong period-over-period. We maintained full utilization of our owned and sub-rented surface rental equipment and we increased utilization of our centrifuge fleet. Moreover, the increase in the price of oil, combined with strong demand, bolstered our ability to raise the prices we charge our new and existing customers. Despite slightly greater activity, we decreased expenses, when comparing the three months ended June 30, 2018 to the three months ended June 30, 2017, by maintaining a lean cost structure and benefitting from the elimination of certain non-recurring expenses.

Revenue. Our revenue for the three months ended June 30, 2018 was $4.4 million, an increase of 5.1%, compared to $4.2 million for the three months ended June 30, 2017. A combination of increased activity for centrifuges and increased pricing on lead surface rental products were the primary drivers of the increase in revenue. The count of revenue-generating days for our centrifuges increased approximately 20.0% period-over-period while utilization on other lead products remained fairly flat or decreased slightly. The increase in centrifuge activity was enabled by our ongoing centrifuge refurbishment plan which has expanded the number of centrifuges available to generate revenue. Although demand for our lead surface rental products increased period-over-period, our owned equipment was fully utilized and, in certain circumstances, we determined that it was not cost effective to sub-rent additional equipment in order to take advantage of the increased demand. When comparing the three months ended June 30, 2018 to the three months ended June 30, 2017, the pricing on our tanks and pumps, our lead surface rental products, increased by approximately 20% to 30% due primarily to significant price increases to existing customers in the beginning of 2018. Pricing for our primary solids control products increased slightly as we brought on incremental work at higher pricing. Increases in activity and pricing on certain lead products was partially offset by a decline of approximately 30% in revenue generated from the rental of auxiliary equipment. Demand for auxiliary equipment is customer specific and we believe the revenue stream will return to expected levels during the third quarter.

Operating Expenses. Our operating expenses for the three months ended June 30, 2018 decreased 3.4% to $2.5 million, or 57.6% of revenue, from $2.6 million, or 62.7% of revenue, for the three months ended June 30, 2017. The slight decrease in costs was due primarily to the reduction in third-party expense resulting from the impact of investing in diesel mud pumps to replace sub-rented pumps partially offset by an increase in repair and maintenance expenses. The decrease in operating expenses as a percent of revenue is primarily due to our discipline in maintaining a lean cost structure despite slight increases in activity and our ability to increase pricing to our customers more quickly than our costs increased.

Depreciation and Amortization. Due to minimal capital investment and insignificant asset disposals during 2017 and the first half of 2018, depreciation and amortization remained relatively flat year-over-year at $0.9 million for the three months ended June 30, 2018 and 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.2 million, or 26.3% of revenue, for the three months ended June 30, 2018 compared to $1.3 million, or 30.4% of revenue, for the three months ended June 30, 2017. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year decrease of $0.1 million, or 8.9%, is primarily due to decreases in non-recurring and non-cash expenses to approximately $0.4 million during the three months ended June 30, 2018 from approximately $0.7 million for the three months ended June 30, 2017 (see further discussion in “How We Evaluate Our Operations” section above). These decreases were partially offset by increases in compensation to existing employees and by an increase in headcount of selling, general and administrative employees to an average of 15 employees during the three months ended June 30, 2018 from 11 employees during the three months ended June 30, 2017. With the improved financial results we are experiencing, we have increased headcount in order to facilitate the segregation of duties and to strengthen our internal controls as well as to manage the increased activity levels.

Interest Expense, Net. Interest expense, net, consisting of interest on insurance financing and other miscellaneous interest expense, was approximately $3,000 for the three months ended June 30, 2018 and June 30, 2017.

Interest Expense – Related Party. During the three months ended June 20, 2018, we recorded approximately $92,000 of interest expense due to Pelican, a related party. Interest expense due to Pelican for the three months ended June 30, 2017 was $0.4 million and included an amendment fee of $0.3 million related to our credit facility with Pelican.

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense is from Texas Margin Tax. The Company has sufficient Net Operating Losses carryforwards to offset federal income tax and other state income taxes.

Results for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table summarizes the change in our results of operations for the six months ended June 30, 2018 from the six months ended June 30, 2017 (in thousands):

	For the Six Months Ended June 30,				Change
	2018	% of Revenue	2017	% of Revenue	$	%

Revenue	$8,724	100.00%	$7,012	100.00%	$1,712	24.42%
Expenses:
Operating expenses	5,139	58.91%	4,559	65.02%	580	12.72%
Depreciation and amortization	1,779	20.39%	1,849	26.37%	(70)	-3.79%
Selling, general and administrative expenses	1,890	21.66%	1,834	26.16%	56	3.05%
Total expenses	8,808	100.96%	8,242	117.54%	566	6.87%
Loss from operations	(84)	NA	(1,230)	NA	1,146	NA
Other expense (income):
Interest expense, net	9	0.10%	16	0.23%	(7)	-43.75%
Interest expense - related party	178	2.04%	595	8.49%	(417)	-70.08%
Gain on extinguishment of debt and other liabilities	-	0.00%	(2,387)	NA	2,387	NA
Total other expense (income)	187	2.14%	(1,776)	NA	1,963	NA
Income (loss) from operations before income taxes	(271)	NA	546	7.79%	(817)	NA
Income tax expense	42	0.48%	12	0.17%	30	250.00%
Net income (loss)	(313)	NA	534	7.62%	(847)	NA
Preferred stock dividends	-	0.00%	63	0.90%	(63)	-100.00%
Net income (loss) available to common stockholders	$(313)	NA	$471	6.72%	$(784)	NA

Overview. Our results of operations, excluding the one-time gain on extinguishment of debt and other liabilities, improved significantly when comparing the six months ended June 30, 2018 to the six months ended June 30, 2017 due to increased activity and pricing and effective management of variable and fixed costs. Two of the most significant drivers of demand for our services, the price of oil and the U.S. land-based drilling rig count, increased substantially when comparing the two periods: the price of oil increased over 30.0% and the U.S. land-based drilling rig count increased over 25.0%. As a result of the increased demand during 2018, we were able to increase our count of revenue-generating days and we were able to increase the prices we charge to our customers. Because our variable costs increased at a rate slower than revenue and our fixed costs remained relatively flat over an increased revenue base, excluding the positive one-time impact of the Recapitalization in January 2017, we experienced stronger overall results for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization and the impact on our consolidated financial statements for the year ended December 31, 2017.

Revenue. Our revenue for the six months ended June 30, 2018 was $8.7 million, an increase of 24.4%, compared to $7.0 million for the six months ended June 30, 2017. Increased activity for our solids control services and increased pricing on our surface rental products were the primary drivers of the increase in revenue when comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The count of revenue-generating days for our solids control services increased over 30.0% when comparing the six months ended June 30, 2018 to the six months ended June 30, 2017 while utilization on surface rental products remained relatively flat. Although we experienced an increase in demand for all of our products and services, the centrifuge refurbishment program enabled us to increase our available fleet of centrifuges and add jobs while it became more difficult to access additional third-party surface rental equipment at reasonable pricing. When comparing the six months ended June 30, 2018 to the six months ended June 30, 2017, the pricing on our tanks and pumps, our lead surface rental products, increased by approximately 20% to 30% due primarily to significant price increases to existing customers in the beginning of 2018. Pricing for our primary solids control products increased slightly as we brought on incremental work at higher pricing.

Operating Expenses. Our operating expenses for the six months ended June 30, 2018 increased 12.7% to $5.1 million, or 58.9% of revenue, from $4.6 million, or 65.0% of revenue, for the six months ended June 30, 2017. Both payroll and related expenses and third-party expenses increased period-over-period due to the increase in activity; however, they increased at a slower rate than revenue as we minimized non-productive labor and effectively managed our sub-rental fleet. Repair and maintenance expenses also increased as we maximized the amount of available equipment in our fleet in order to meet demand.

Depreciation and Amortization. Due to minimal capital investment and insignificant asset disposals during 2017 and the first half of 2018, depreciation and amortization remained relatively flat year-over-year at $1.8 million for the six months ended June 30, 2018 and 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly to $1.9 million, or 21.7% of revenue, for the six months ended June 30, 2018 compared to $1.8 million, or 26.2% of revenue, for the six months ended June 30, 2017. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year increase of approximately $56,000, or 3.0%, is primarily due to non-recurring and non-cash expenses of $0.4 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively (see further discussion in “How We Evaluate Our Operations” section above). These decreases were partially offset by increases in compensation to executive management to return to contractual levels and by an increase in headcount of selling, general and administrative employees to an average of 15 employees during the six months ended June 30, 2018 from 11 employees during the six months ended June 30, 2017. With the improved financial results we are experiencing, we have increased headcount in order to improve our ability to segregate duties and strengthen our internal controls as well as to manage the increased activity levels.

Interest Expense, Net. Interest expense, net, consisting primarily of interest on insurance financing and other miscellaneous interest expense, was approximately $9,000 for the six months ended June 30, 2018. Interest expense, net was slightly higher during the six months ended June 30, 2017, approximately $16,000, due to interest expense of $13,000 which was eliminated in the Recapitalization. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization and the impact on interest expense.

Interest Expense – Related Party. During the six months ended June 20, 2018, we recorded $0.2 million of interest expense due to Pelican, a related party. Interest expense due to Pelican for the six months ended June 30, 2017 was $0.6 million and included an amendment fee of $0.3 million related to our credit facility with Pelican.

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense is from Texas Margin Tax. The Company has sufficient Net Operating Losses carryforwards to offset federal income tax and other state income taxes.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. During the six months ended June 30, 2018 and 2017, operating activities generated $2.0 million and $0.2 million in cash, respectively. The increase in cash flows from operating activities is partially due to an improvement in operating results when comparing the two periods. In addition, changes in operating assets and liabilities provided $0.5 million of cash during the six months ended June 30, 2018 compared to using $0.8 million during the six months ended June 30, 2017. During the six months ended June 30, 2018, we reduced lapse days, measured as the number of days elapsed from the last revenue generating day of the job to the creation of the invoice, by approximately 40 days which had a significant impact on collections. The benefit of strong collections during the six months ended June 30, 2018 was only partially offset by the increased vendor payments required to return to our typical payment terms of 60 days.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Cash capital expenditures for the six months ended June 30, 2018 and 2017 were $0.6 million and $0.9 million, respectively. Approximately $0.3 million was spent to refurbish centrifuges and related auxiliary equipment and approximately $0.1 million was spent to purchase diesel mud pumps during the six months ended June 30, 2018. In July 2018, we committed to purchasing 6 telehandlers, or forklifts, to replace 6 similar pieces of equipment which we currently sub-rent. The purchase, which will cost an aggregate of $1.0 million, will generate a reduction in cost of services of approximately $0.3 million annually. We anticipate continuing our capital expenditure program during the remainder of 2018 with a focus on purchasing and fabricating equipment to replace items which we are currently sub-renting. Other capital expenditures in 2018 will likely consist of liners, hoses, vehicles and similar assets which are required to support the ongoing operations. The successful implementation of our capital expenditure plan will enable us to service additional customers and rigs if demand continues to grow and, even if there is no incremental demand for our services, our investment in items which we sub-rent, such as tanks and pumps, will reduce our expenses and reduce our reliance on third-party vendors.

Although we do not budget acquisitions in the normal course of business, we are currently engaged in multiple discussions related to potential acquisitions of companies which provide oilfield services. We are actively seeking opportunities to acquire companies which will add new products and services, expand our geographic reach, diversify our customer base and/or increase our available fleet of equipment.

Liquidity and Credit Facility. We ended the first half of 2018 with a cash balance of approximately $1.9 million and aggregate related party debt of $6.6 million. Because the lender under our credit facility is a related party, we benefit from a credit facility which is structured with no financial covenants and we have significant flexibility to modify our credit facility, if, and when, needed.

On June 30, 2018, the Company entered into the Third Amended and Restated Credit Agreement which, among other things, (i) combined the outstanding balances on the delayed draw term loan and the term loan and initiated required monthly principal payments of approximately $83,000 on the aggregate outstanding balance, (ii) expanded availability on the revolving credit facility by $0.7 million while simultaneously reducing the aggregate availability under the swing line and the delayed draw term loan by the same amount, and (iii) extended the maturity date of the entire facility to June 30, 2021. In addition, effective June 30, 2018, Pelican assigned and transferred its rights under the credit agreement to an affiliated entity, Permian Pelican Financial, LLC (“PPF”). The members and membership interests of PPF are the same as Pelican and PPF is a related party.

The table below reflects our liquidity as of June 30, 2018 (in thousands):

June 30, 2018
(unaudited)
Cash	$1,896
Revolving facility availability (1)	675
Total liquidity	$2,571

______

(1) With Permian Pelican LLC, our controlling shareholder, through June 30,2018.

We believe that our cash flow from operations combined with access to capital through our lender, PPF, and our controlling shareholder, Pelican, will be sufficient to fund our working capital needs, contractual obligations and capital expenditure plan for the next twelve months. Our existing capital expenditure plan focuses primarily on reducing sub-rental expense at current activity levels. We believe that the U.S. land-based rig count and price of oil may continue to increase, but it is unlikely the increase will be as rapid as it has been in 2017 and 2018. We will continue to have opportunities to gain market share; however, we believe that the most meaningful growth will come from the acquisition of one or more companies which provide complementary products and services. As such, we are actively seeking attractive acquisition candidates and we are currently in early discussions with several potential targets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Net Operating Losses

As of December 31, 2017, we had approximately $31.5 million of federal net operating loss carryforwards. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of June 30, 2018 and December 31, 2017, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and the absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in these certain state tax jurisdictions.

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

Management updated the assessment of the effectiveness of our ICFR as of June 30, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Based on its assessment, management concluded that, as of June 30, 2018, a combination of deficiencies in ICFR resulted in a material weakness.

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

In connection with the assessment described above, management identified the following combination of control deficiencies that result in a material weakness as of June 30, 2018. These deficiencies are in various stages of remediation as described below:

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

During the second quarter of 2018, we engaged a consultant to assist management in documenting and strengthening existing controls and processes using the COSO framework. Documentation will be completed and new and updated controls will become effective prior to the end of 2018.

Lack of control over information technology applications and the processing of transactions, specifically segregation of duties and elevated access to our accounting information systems.

During 2018, management has hired additional personnel which will enable us to segregate duties more effectively and minimize elevated access privileges. We have retained a consultant to assess our information technology general control environment and develop appropriate controls and processes which will become effective prior to the end of 2018.

We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that there was a material weakness in our ICFR resulting from a combination of deficiencies identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2018 fairly present our financial position, results of operations, and cash flows for the periods covered in all material respects.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Third Amended and Restated Credit Agreement, dated as of June 30, 2018, by and between the registrant and Permian Pelican Financial, LLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ALY ENERGY SERVICES, INC.

Date: August 14, 2018	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

