Form 10-Q
period 2018-09-30
Aly Energy Services, Inc.
filed 2018-11-13
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2018

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

At November 13, 2018, the registrant had 940,918 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$1,988	$203
Restricted cash	30	30
Receivables, net	3,374	3,883
Prepaid expenses and other current assets	205	390
Total current assets	5,597	4,506
Property and equipment, net	26,495	26,888
Intangible assets, net	3,537	4,099
Other assets	209	9
Total assets	$35,838	$35,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,559	$2,774
Accrued interest - related party	30	26
Current portion of long-term debt - related party	1,000	-
Total current liabilities	3,589	2,800
Long-term debt - related party, net	5,435	6,352
Other long-term liabilities	407	412
Total liabilities	9,431	9,564

Commitments and contingencies

Stockholders' equity
Series A convertible preferred stock of $0.001 par value (liquidation preference of $17,292)	6,755	6,755
Authorized-20,000; issued and outstanding-17,292 as of September 30, 2018 and December 31, 2017
Preferred stock of $0.001 par value	-	-
Authorized-4,980,000; issued and outstanding-none as of September 30, 2018
Authorized-9,980,000; issued and outstanding-none as of December 31, 2017
Common stock of $0.001 par value	1	1
Authorized-15,000,000; issued and outstanding-940,918 as of September 30, 2018
Authorized-25,000,000; issued and outstanding-690,918 as of December 31, 2017
Additional paid-in-capital	54,265	53,767
Accumulated deficit	(34,614)	(34,583)
Treasury stock, 11 shares at cost as of December 31, 2017	-	(2)
Total stockholders' equity	26,407	25,938
Total liabilities and stockholders' equity	$35,838	$35,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenue	$4,518	$4,122	$13,242	$11,134
Expenses:
Operating expenses	2,473	2,608	7,612	7,167
Depreciation and amortization	862	944	2,641	2,793
Selling, general and administrative expenses	836	519	2,726	2,353
Total expenses	4,171	4,071	12,979	12,313
Income (loss) from operations	347	51	263	(1,179)
Other expense (income):
Interest expense, net	3	2	12	18
Interest expense - related party	92	69	270	664
Gain on extinguishment of debt and other liabilities	-	-	-	(2,387)
Total other expense (income)	95	71	282	(1,705)
Income (loss) from operations before income taxes	252	(20)	(19)	526
Income tax expense (benefit)	(30)	6	12	18
Net income (loss)	282	(26)	(31)	508
Preferred stock dividends	-	-	-	63
Net income (loss) available to common stockholders	$282	$(26)	$(31)	$445

Basic earnings per share information:
Net income (loss) available to common stockholders	$0.35	($0.04)	($0.04)	$0.68
Weighted average shares - basic	802,331	690,918	728,464	650,539
Diluted earnings per share information:
Net income (loss) available to common stockholders	$0.06	($0.04)	($0.04)	$0.13
Weighted average shares - diluted	4,414,234	690,918	728,464	3,506,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of January 1, 2018	17,292	$6,755	690,907	$1	$53,767	$(34,583)	$(2)	$25,938
Net loss	-	-	-	-	-	(31)	-	(31)
Exercise of options	-	-	250,000	-	500	-	-	500
Reissuance of treasury stock	-	-	11	-	(2)	-	2	-
Balance as of September 30, 2018	17,292	$6,755	940,918	$1	$54,265	$(34,614)	$-	$26,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(31)	$508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,641	2,793
Loss on disposal of assets	-	58
Stock-based compensation	-	625
Bad debt expense	66	56
Gain on extinguishment of debt and other liabilities	-	(2,387)
Debt modification fee - related party	-	320
Changes in operating assets and liabilities:
Receivables, net	443	(2,657)
Prepaid expenses and other assets	(15)	391
Accounts payable, accrued expenses and other liabilities	(220)	287
Accrued interest and other - related party	4	193
Net cash provided by operating activities	2,888	187

Cash flows from investing activities:
Purchases of property and equipment	(1,686)	(1,325)
Proceeds from disposal of property and equipment	-	15
Net cash used in investing activities	(1,686)	(1,310)

Cash flows from financing activities:
Proceeds from exercise of options	500	-
Borrowings on long-term debt - related party	250	600
Repayments on long-term debt - related party	(167)	-
Repayments on long-term debt	-	(7)
Net cash provided by financing activities	583	593

Net increase (decrease) in cash and restricted cash	1,785	(530)
Cash and restricted cash, beginning of period	233	711
Cash and restricted cash, end of period	$2,018	$181

Supplemental disclosure of cash flow information:
Cash paid for interest - related party	92	152
Cash paid for interest	2	4
Cash paid (received) for income taxes, net	19	50

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, and in the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Reverse Stock Split

On August 7, 2018, the Company effected a 1-for-20 reverse stock split of its common stock (“Reverse Split”), as approved by its Board of Directors and stockholders. All information in this Quarterly Report on Form 10-Q relating to the number of common shares, price per share and per share amounts, including such information related to options and the conversion feature of the Series A convertible preferred stock, have been retroactively restated to give effect to the Reverse Split. See Note 5 – Stockholders’ Equity for further detail.

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and nine months ended September 30, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

Recapitalization

In September 2016, certain of the Company’s principal stockholders formed Permian Pelican, Inc. (“Pelican”), formerly Permian Pelican, LLC, with the objective of consummating a recapitalization transaction (the “Recapitalization”) whereby (i) our obligations under our then existing credit facility and various capital leases would be restructured and, (ii) the Company’s then outstanding redeemable preferred stock (Aly Operating redeemable preferred stock and Aly Centrifuge redeemable preferred stock), subordinated note payable and contingent payment liability would be exchanged into common stock. The Recapitalization, completed on January 31, 2017, had a significant impact on our capital structure and on our consolidated financial statements for the years ended December 31, 2017 and 2016. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization and the impact on our consolidated financial statements.

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

NOTE 2 — LONG-LIVED ASSETS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Machinery and equipment	$34,472	$33,024
Vehicles, trucks and trailers	4,234	4,288
Office furniture, fixtures and equipment	567	560
Buildings	212	212
Leasehold improvements	61	105
	39,546	38,189
Less: Accumulated depreciation and amortization	(13,297)	(11,374)
	26,249	26,815
Assets not yet placed in service	246	73
Property and equipment, net	$26,495	$26,888

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2018 and 2017 was $0.7 million. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2018 and 2017 was $2.1 million and $2.2 million, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Total

As of September 30, 2018 (unaudited):
Cost	$5,323	$2,174	$7,497
Less: Accumulated amortization	(2,831)	(1,129)	(3,960)
Net book value	$2,492	$1,045	$3,537

As of December 31, 2017:
Cost	$5,323	$2,174	$7,497
Less: Accumulated amortization	(2,432)	(966)	(3,398)
Net book value	$2,891	$1,208	$4,099

Total amortization expense for the three months ended September 30, 2018 and 2017 was approximately $0.2 million. Total amortization expense for the nine months ended September 30, 2018 and 2017 was approximately $0.6 million.

NOTE 3 — LONG-TERM DEBT – RELATED PARTY

Long-term debt – related party consists of the following (in thousands):

	September 30, 2018		December 31, 2017
	Current	Long-Term	Current	Long-Term
	(unaudited)
Credit facility
Term loan	$1,000	$4,435	$-	$5,027
Revolving credit facility	-	1,000	-	750
Delayed draw term loan	-	-	-	575
Total	$1,000	$5,435	$-	$6,352

As of December 31, 2017, subsequent to multiple amendments, the Company’s credit facility with Pelican (“Related Party Credit Facility”) consisted of a term loan, a revolving credit facility and a delayed draw term loan. The obligations under the credit facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets. The credit facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. Borrowings under the credit facility are subject to monthly interest payments at an annual base rate of the six-month LIBOR rate on the last day of the calendar month plus a margin of 3.0%. The credit facility does not include any financial covenants. We were in full compliance with the credit facility as of September 30, 2018.

On June 30, 2018, the Company entered into the Third Amended and Restated Credit Agreement which, among other things, (i) combined the outstanding balances on the delayed draw term loan and the term loan and initiated a required monthly principal payment of approximately $83,000 on the aggregate outstanding balance of the term loan, (ii) expanded availability on the revolving credit facility by $0.7 million while simultaneously reducing the aggregate availability under the other lines of the facility by the same amount, and (iii) extended the maturity date of the facility to June 30, 2021. In addition, effective June 30, 2018, Pelican assigned and transferred its rights under the credit agreement to an affiliated entity, Permian Pelican Financial, LLC (“PPF”). The members and membership interests of PPF are the same as Pelican and PPF is a related party.

Under the revolving credit facility, the Company has the ability to borrow the lesser of 80% of eligible receivables, as defined in the credit agreement, and $1.7 million. As of September 30, 2018, there was $1.0 million outstanding under the revolving credit facility and the Company had the ability to borrow an incremental $0.7 million.

NOTE 4 — STOCK-BASED COMPENSATION

As of September 30, 2018 and December 31, 2017, we had two stock-based compensation plans with outstanding options. Only one of our plans is currently available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors.

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

On August 20, 2018, our former chief executive officer, Shauvik Kundagrami, exercised options to purchase 250,000 shares of common stock under the 2017 Plan at an exercise price of $2.00 per share resulting in aggregate proceeds to the Company of $0.5 million. In accordance with the terms of the 2017 Plan, effective August 24, 2018, Mr. Kundagrami’s remaining options to purchase 2,928 shares of common stock under the 2017 Plan were forfeited.

Options to purchase 590,166 common shares under the 2017 Plan were outstanding and fully vested as of September 30, 2018 and December 31, 2017. We expensed stock-based compensation of $0.6 million for the full fair value of the award in May 2017.

Omnibus Incentive Plan

Subsequent to the adoption of the 2017 Plan, options are no longer permitted to be granted under the previous Omnibus Incentive Plan (the “2013 Plan”). Options to purchase 11,706 common shares under the 2013 Plan were outstanding and none of these options were vested as of September 30, 2018 and December 31, 2017. The option contract term is 10 years and the exercise price is $80.00. The options vest and are exercisable if a liquidity event, as defined in the 2013 Plan, occurs and certain conditions are met.

The aggregate unrecognized compensation cost related to these non-vested stock option awards is approximately $0.3 million (see Note 13 – Stock-Based Compensation in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional detail). Such amount will be recognized in the future upon occurrence of an event that results in a vesting of the options. During the three and nine months ended September 30, 2018 and the three months ended September 30, 2017, there were no forfeited options. Options to purchase 418 shares of common stock were forfeited during the nine months ended September 30, 2017.

NOTE 5 – STOCKHOLDERS’ EQUITY

On August 7, 2018, the Company effected the Reverse Split, a 1-for-20 reverse stock split of its common stock, as approved by its Board of Directors and stockholders. Under the terms of the Reverse Split, each 20 shares of common stock issued and outstanding as of such effective date was automatically reclassified and changed into one share of common stock without further action by the stockholder. In lieu of issuing fractional shares in connection with the Reverse Split, holders received the proportionate fraction of $7.00 per share in cash. The aggregate payment made was $231.35. Shares of common stock previously issued and held as treasury shares were escheated to applicable governmental authorities and, in connection with the Reverse Split, were reinstated as outstanding shares of common stock. All share and per share amounts on this Quarterly Report on Form 10-Q, including such amounts related to options and the conversion feature of the Series A convertible preferred stock, have been retroactively restated to reflect the Reverse Split.

We filed an amendment to our certificate of formation, effective August 7, 2018, reducing our authorized common stock from 25 million to 15 million shares and reducing our authorized preferred stock from 10 million to 5 million shares.

Previously, in connection with the Recapitalization, the Company allocated 20,000 of the authorized preferred shares to be authorized Series A convertible preferred shares. Each share of Series A convertible preferred stock may be converted into 166.632 (3,332.64 pre-Reverse Split) shares of the Company’s common stock at any time at the option of the shareholder and has a liquidation preference of $1,000 per share. All shares of the Series A convertible preferred stock vote on an as-if-converted basis. See Note 6 – Controlling Shareholder and Related Party Lender for further details.

On August 20, 2018, our former chief executive officer, Shauvik Kundagrami, exercised options to purchase 250,000 shares of common stock for an exercise price of $2.00 per share, or $500,000 in aggregate.

NOTE 6 — CONTROLLING SHAREHOLDER AND RELATED PARTY LENDER

Controlling Shareholder – Pelican

On January 31, 2017 upon completion of the Recapitalization, Pelican had the power to vote the substantial majority of the Company’s outstanding common stock. As of September 30, 2018, six of our seven board members, including two of our executive officers, and our chief financial officer hold an ownership interest in Pelican.

As of September 30, 2018 and December 31, 2017, Pelican owned 17,292 shares of Series A convertible preferred stock which is convertible into 2,881,400 common shares. On an as-if-converted basis, Pelican owned approximately 75.4% and 80.7% of our common stock (excluding the impact of options) as of September 30, 2018 and December 30, 2017, respectively. The shares of Series A convertible preferred stock carry a liquidation preference of $1,000 per share or $17.3 million.

Related Party Lender – PPF

In January 2017, we entered into the Related Party Credit Facility with Pelican. Effective June 30, 2018, Pelican assigned and transferred its rights under the Related Party Credit Facility to PPF. The members and membership interests of PPF are the same as Pelican and PPF is a related party. See Note 3 – Long-Term Debt – Related Party for further detail on the Related Party Credit Facility.

In connection with our Related Party Credit Facility, during the three and nine months ended September 30, 2018, we recorded interest expense of approximately $92,000 and $0.3 million, respectively. During the three and nine months ended September 30, 2017, we recorded interest expense on the Related Party Credit Facility of approximately $69,000 and $0.7 million, respectively. Approximately $0.3 million of the aggregate expense recorded during the nine months ended September 30, 2017 related to a debt modification fee in connection with Amendment No. 2 to the credit facility which was entered into on May 23, 2017. The fee consisted of 1,200 shares of our Series A convertible preferred stock. Approximately $0.2 million of the aggregate interest expense on the Related Party Credit Facility recorded during the nine months ended September 30, 2017 was included in the obligations exchanged as part of the Recapitalization. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including related party transactions.

Our condensed consolidated balance sheet includes accrued interest under the Related Party Credit Facility of approximately $30,000 and $26,000 as of September 30, 2018 and December 31, 2017, respectively.

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

Revenue Recognition

Under our contracts, we generally have performance obligations to provide equipment rental, rig-up/rig-down and transportation services which constitute a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to our customer. The activities included in the “other revenue” stream are not distinct as our customers would not benefit from these activities separately.

Rental Services – We are a provider of solids control systems and surface rental equipment, including centrifuges and auxiliary solids control equipment, mud circulating tanks (400 and 500 barrel capacity) and auxiliary surface rental equipment (e.g. portable mud mixing plants, containment systems, etc.). We generate revenue primarily from renting this equipment at per-day rates. In addition, we may provide personnel to operate our equipment at the customer’s location at per-day rates. We recognize revenue on rental services upon completion of each day of services.

Transportation of Equipment and Rig-Up/Rig-Down Services – We offer transportation of our rental equipment to the well site and the rig-up/rig-down of such equipment. These services are charged to the client at flat rates per job or at an hourly rate. We recognize revenue on transportation and rig-up/rig-down services at the point in time when such services have been completed.

Other – Upon request, we may sell chemicals, supplies and other consumables to our customers. We recognize revenue from the sale of consumables when they are used on site.

Chargeable Sales of Damaged Assets – Customer charges for equipment damaged beyond repair for which there is a recovery under the contract are considered asset sales and are reported within selling, general and administrative expenses net of the associated net book value for the damaged asset.

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

The following table presents our service revenue disaggregated by revenue source (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Rental services	$3,160	$3,046	$9,408	$8,023
Rig-up/rig-down services	618	449	1,771	1,405
Transportation services	702	595	1,982	1,615
Other	38	32	81	91
Total revenue	$4,518	$4,122	$13,242	$11,134

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

Adjustments to Previously Reported Financial Statements from the Adoption of ASC 606

In accordance with the new revenue standard requirements, there was no impact of adoption on our condensed consolidated balance sheet. The impact of adoption on our condensed consolidated statement of operations is reflected below (in thousands):

	For The Three Months Ended September 30, 2017			For The Nine Months Ended September 30, 2017
`	As Reported	Adoption of ASC 606	As Adjusted	As Reported	Adoption of ASC 606	As Adjusted
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Rental services	$3,046	$-	$3,046	$8,023	$-	$8,023
Rig-up/rig-down services	449	-	449	1,405	-	1,405
Transportation services	595	-	595	1,615	-	1,615
Other	53	(21)	32	136	(45)	91
Total revenue	4,143	(21)	4,122	11,179	(45)	11,134

Operating expenses	2,608	-	2,608	7,167	-	7,167
Depreciation and amortization	944	-	944	2,793	-	2,793
Selling, general and administrative expenses	540	(21)	519	2,398	(45)	2,353
Total expenses	4,092	(21)	4,071	12,358	(45)	12,313
Loss from operations	$51	$-	$51	$(1,179)	$-	$(1,179)

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

Due to our net loss for the nine months ended September 30, 2018 and the three months ended September 30, 2017, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the three months ended September 30, 2018 and the nine months ended September 30, 2017 are shown below (in thousands, except for shares):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Numerator:
Net income	$282	$508
Less: Aly Operating redeemable preferred stock dividends	-	(21)
Numerator for diluted earnings per share	282	487
Less: Aly Centrifuge redeemable preferred stock dividends	-	(42)
Numerator for basic earnings per share	$282	$445
Denominator: (1)
Weighted average shares used in basic earnings per share	802,331	650,539
Effect of dilutive shares:
Aly Centrifuge redeemable preferred stock (2)	-	3,600
Series A convertible preferred stock	2,881,400	2,472,174
Stock options (2017 Plan)	730,503	379,856
Weighted average shares used in diluted earnings per share	4,414,234	3,506,168

Basic earnings per share	$0.35	$0.68
Diluted earnings per share	$0.06	$0.13

(1) The exchange of Aly Operating redeemable preferred stock into common shares and the exercise of unvested stock options under the 2013 Plan are not considered in the calculation of the numerator or denominator in the table above.

The exchange of Aly Operating redeemable preferred stock into common shares is not considered within the calculation of the numerator or denominator of diluted earnings per share because, during the month ended January 31, 2017, the Aly Operating redeemable preferred stock was not exchangeable into common shares. Effective February 1, 2017, the Aly Operating preferred stock was converted into common shares in connection with the Recapitalization and is included in our weighted average shares used for basic earnings per share. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Operating redeemable preferred stock.

Unvested stock options under the 2013 Plan are not considered within the calculation of the denominator of diluted earnings per share because they vest upon the occurrence of certain events which may or may not occur.

(2) During the month ended January 31, 2017, the Aly Centrifuge redeemable preferred stock was convertible into 31,699 shares. Effective February 1, 2017, in connection with the Recapitalization, the Aly Centrifuge redeemable preferred stock was converted into common shares and is included in our weighted average shares used for basic earnings per share. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Centrifuge redeemable preferred stock.

Securities excluded from the computation of basic and diluted earnings per share are shown below:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017

Unvested stock options (2013 Plan) (1)	11,706	11,753

Exchange of Aly Operating redeemable preferred stock (2)	NA	-

_________

(1) The stock options under the 2013 Plan vest upon the occurrence of certain events as defined in the 2013 Plan. As of September 30, 2018 and 2017, the stock options were unvested.

(2) In connection with the Recapitalization, the Aly Operating redeemable preferred stock was converted into common shares. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization, including the exchange of the Aly Operating redeemable preferred stock.

Prior to January 31, 2017, the Aly Operating redeemable preferred stock was exchangeable only upon the occurrence of certain events, as defined in the Aly Operating redeemable preferred stock agreement. Upon occurrence of such events, the Aly Operating redeemable preferred stock could have been, at the holder's option, converted into common shares. The conversion ratio, determined by a calculation defined in the agreement of which the components included trailing twelve-month financial performance and magnitude of investment in new equipment, remained undeterminable until an event would cause the Aly Operating redeemable preferred stock to become exchangeable. Effective February 1, 2017, the Aly Operating redeemable preferred stock was converted into common shares and is included in our weighted average shares used for basic earnings per share.

NOTE 9 – NEW ACCOUNTING STANDARDS

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses specific classification issues and is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The adoption of ASU 2016-15 did not have a material effect on our consolidated statements of cash flows or disclosures.

Effective January 1, 2018, we adopted the FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” (“Topic 605”) and most industry-specific guidance. Topic 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. We adopted Topic 606 using the modified retrospective transition method only with respect to contracts not completed at the date of adoption. We have developed the additional expanded disclosures required; however, the adoption of Topic 606 did not have a material effect on our consolidated statements of operations, balance sheets or cash flows. See Note 7 – Revenue from Contracts with Customers for further details.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will be expanded to include qualitative and specific quantitative information. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach. As part of our assessment work to-date, we are in the process of analyzing our contracts and reviewing our policies. We have engaged external resources to assist us in our efforts to complete the analysis of potential changes to current accounting practices. We have not yet determined the effect of the ASU on our internal control over financial reporting or other changes.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements and information that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. You are cautioned not to place undue reliance on these statements which speak only as of the date of this Quarterly Report on Form 10-Q.

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

General Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of E&P companies onshore in the U.S. These activity and spending levels are strongly influenced by the current and expected oil price. Commodity prices have increased significantly over the past two years stimulating an increase in onshore drilling and completion activity and a consequent increase in demand for our services. The average U.S. land-based drilling rig count was approximately 635 rigs in January 2017 and increased approximately 60.0% to more than 1,030 rigs by September 2018. The favorable impact of the recent increase in the rig count on demand for our services has been bolstered by a consistently high proportion of rigs drilling directional and horizontal wells. Rigs drilling directional and horizontal wells typically utilize oil-based or other sophisticated mud systems which creates demand for our specialized mud circulating tanks, pumps, containment systems, solids control and associated equipment. The proportion of rigs drilling directional and horizontal wells as a percentage of total U.S. land-based drilling rigs was approximately 92.6% and 95.8% in January 2017 and September 2018, respectively.

Looking forward to 2019, we believe that the existing commodity price environment will remain stable and the U.S. land-based drilling rig count will remain flat resulting in continued strong demand for our services. In addition, we believe that there is potential for the demand for our products and services to increase as the industry continues to invest in drilling techniques which drive efficiencies and require our products and services. Although activity increases may be marginal in the near-term, due to the tight supply of equipment that we offer, we anticipate that we will be able to continue to increase the prices we charge to our customers. Greater margins and increased margins as a percent of revenue resulting from incremental work and higher pricing will be partially offset to the extent we are required to use third-party providers of equipment and personnel. We have been operating at full utilization of our owned tanks and pumps, our anchor products, and our solids control personnel since early 2017 and we have relied on third-party providers of equipment and personnel to meet increases in demand. In order to minimize the use of third-party providers, we have initiated a capital expenditure program to invest in equipment which will meet increased demand and/or replace existing sub-rented equipment. We have committed to purchasing, new or refurbished, or fabricating telehandlers, open top tanks, 500bbl mud circulating tanks, diesel mud pumps and diesel transfer pumps for an aggregate cost of approximately $2.0 million of which approximately $1.3 million has been paid for as of September 30, 2018. Once completed, these investments should result in cost savings of approximately $0.9 million annually of which less than $0.1 million has been realized during the nine months ended September 30, 2018. We plan to continue a robust capital expenditure plan to replace sub-rented equipment throughout 2019. We believe our cash-on-hand, our positive operating cash flow, and our availability under our credit facility will be sufficient to fund the capital expenditure program.

How We Generate Revenue and the Costs of Conducting Our Business

We generate our revenue by providing drilling-related support services to E&P companies operating in some of the major onshore unconventional basins in the U.S. Our revenue streams include: (i) rental services - revenue derived from the rental of equipment and on-site operators of such equipment, (ii) rig-up/rig down services – revenue derived from the rig-up/rig-down of our equipment at the customer site, (iii) transportation services – revenue derived from the hauling of our equipment to and from the customer site, and (iv) other - revenue derived from the sale of consumable items, including chemicals. Fluctuations in the mix of services are driven primarily by the timing of and frequency with which our respective customers move their rigs from well to well and by the number of mobilizations and demobilizations of our equipment. The contribution of each revenue stream to total revenue is shown in the table below:

	For the Three Month Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Rental services	69.9%	73.9%	71.0%	72.1%
Rig-up/rig-down services	13.68%	10.89%	13.37%	12.62%
Transportation services	15.54%	14.43%	14.97%	14.51%
Other	0.84%	0.78%	0.61%	0.82%
Total	100.00%	100.00%	100.00%	100.00%

Our total revenues fluctuates with the utilization of and the prices we charge for our equipment and services. Utilization of our equipment is primarily determined by the U.S. land-based drilling rig count as it is typically representative of the level of activity of E&P companies. The prices we charge for our products and services depend on the relationship between the level of activity of E&P companies, or the demand of our potential and existing customers, and the supply of equipment and services available to such E&P companies from us and our competitors.

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

In order to mitigate the potential increase in third-party expenses and our overall reliance on third-party vendors, we initiated a capital expenditure plan in early 2018 to invest in new rental and transportation equipment, some of which will be fabricated in-house. During the nine months ended September 30, 2018, we took delivery of forklifts, completed the fabrication of open top tanks, and refurbished diesel mud pumps. We will see the full cost savings resulting from these investments in the fourth quarter of 2018. Throughout the remainder of 2018, we will focus on refurbishing 500bbl mud circulating tanks and fabricating diesel transfer pumps which will result in incremental cost savings beginning during the first quarter of 2019. Once all of this equipment is in service, most likely beginning in the second quarter of 2019, we project that the aggregate annual cost savings from the 2018 capital expenditure program will be approximately $0.9 million. In 2019, we plan to continue to focus on investing in equipment which will replace sub-rented equipment resulting in cost savings and reduced reliance on third-party vendors.

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

When comparing the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017, we experienced an increase in demand for most of our products and services. The centrifuge refurbishment program enabled us to increase our available fleet of centrifuges and add jobs in response to the increased demand. The short supply of surface rental equipment available from third-party providers limited our ability to increase the count of revenue-generating days for surface rental equipment; however, it enabled us to initiate significant price increases to our customers on our surface rental equipment and related services.

•	Gross profit: Gross profit is a key metric that we use to evaluate our profitability and determine allocation of equipment and personnel resources. We define gross profit as our revenue less operating expenses. Operating expenses include direct and indirect labor costs, the cost of third-party services, including the sub-rental of equipment and the use of sub-contractors, costs for repairs and maintenance of our equipment and other miscellaneous costs. We continually evaluate our gross profit margin to assist us in making decisions regarding bidding new jobs, allocating resources among various jobs and managing our overall cost structure. The table below shows our gross margin for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Revenue	$4,518	$4,122	$13,242	$11,134
Operating expenses	2,473	2,608	7,612	7,167
Gross margin	$2,045	$1,514	$5,630	$3,967
% of revenue	45.26%	36.73%	42.52%	35.63%

Our gross margin increased to 45.3% of revenue from 36.7 % of revenue when comparing the three months ended September 30, 2018 to the three months ended September 30, 2017 and increased to 42.5% of revenue from 35.6% of revenue when comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The substantial increase in gross margin as a percentage of revenue reflects the price increases implemented in early 2018 and a strong focus on maintaining a lean and efficient cost structure.

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

EBITDA and Adjusted EBITDA are widely used by investors and other users of our financial statements as supplemental financial measures that, when viewed with our GAAP results and the accompanying reconciliation, we believe provide additional information that is useful to gain an understanding of our ability to service debt, pay income taxes and fund growth and maintenance capital expenditures. We also believe the disclosure of EBITDA and Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity and performance from quarter-to-quarter and year-to-year.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for each of the three months and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Components of EBITDA:
Net income (loss)	$282	$(26)	$(31)	$508
Non-GAAP adjustments:
Depreciation and amortization	862	944	2,641	2,793
Interest expense, net	3	2	12	18
Interest expense - related party	92	69	270	664
Income tax expense (benefit)	(30)	6	12	18
EBITDA	1,209	995	2,904	4,001
Adjustments to EBITDA:
Severance, settlements, and other losses	12	(98)	353	(68)
Transaction costs	41	-	91	-
Bad debt expense	22	21	66	56
Stock-based compensation	-	-	-	625
Expenses in connection with lender negotiations and Recapitalization	-	47	-	112
Loss on disposal of assets	-	18	-	58
Gain on extinguishment of debt and other liabilities	-	-	-	(2,387)
Adjusted EBITDA	$1,284	$983	$3,414	$2,397

Adjusted EBITDA increased by approximately $0.3 million for the three months ended September 30, 2018 from $1.0 million for the three months ended September 30, 2017 to $1.3 million for the three months ended September 30, 2017 and increased by $1.0 million to $3.4 million for the nine months ended September 30, 2018 from $2.4 million for the nine months ended September 30, 2017. The improved performance was driven primarily by increases in gross margin resulting from price increases and minimal increases in variable expenses partially offset by increases in selling, general and administrative expenses resulting from incremental headcount to strengthen internal controls and processes.

Results for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table summarizes the change in our results of operations for the three months ended September 30, 2018 from the three months ended September 30, 2017 (in thousands):

	For the Three Months Ended September 30,				Change
	2018	% of Revenue	2017	% of Revenue	$	%

Revenue	$4,518	100.00%	$4,122	100.00%	$396	9.61%
Expenses:
Operating expenses	2,473	54.74%	2,608	63.27%	(135)	-5.18%
Depreciation and amortization	862	19.08%	944	22.90%	(82)	-8.69%
Selling, general and administrative expenses	836	18.50%	519	12.59%	317	61.08%
Total expenses	4,171	92.32%	4,071	98.76%	100	2.46%
Income from operations	347	7.68%	51	1.24%	296	580.39%
Other expense:
Interest expense, net	3	0.07%	2	0.05%	1	50.00%
Interest expense - related party	92	2.04%	69	1.67%	23	33.33%
Total other expense	95	2.10%	71	1.72%	24	33.80%
Income (loss) from operations before income taxes	252	5.58%	(20)	NA	272	NA
Income tax expense (benefit)	(30)	NA	6	0.15%	(36)	NA
Net income (loss) available to common stockholders	282	6.24%	(26)	NA	308	NA

Overview. Our results of operations improved significantly when comparing the three months ended September 30, 2018 to the three months ended September 30, 2017 due primarily to revenue increasing at a faster rate than expenses. Two of the most significant drivers of demand for our services, the price of oil and the U.S. land-based drilling rig count, increased when comparing the two periods: the price of oil increased approximately 45.0% and the U.S. land-based drilling rig count increased approximately 10.0%. As a result, demand for our products and services remained strong period-over-period. We maintained full utilization of our fleet and, due to an increasingly tight supply of equipment in 2018, we were able to significantly raise the prices we charge to our new and existing customers.

Revenue. Our revenue for the three months ended September 30, 2018 was $4.5 million, an increase of 9.6%, compared to $4.1 million for the three months ended September 30, 2017 resulting primarily from increased pricing on tanks and non-rental services such as rig-up/rig-down and hauling. When comparing the three months ended September 30, 2018 to the three months ended September 30, 2017, the pricing on tanks and non-rental services increased by more than 30% on relatively flat activity. Although robust demand for our tanks and non-rental services enabled us to increase pricing to our customers, activity remained fairly flat period-over-period because our tanks were fully utilized and, in certain circumstances, we determined that it was not cost effective to sub-rent additional tanks in order to take advantage of the increased demand. The significant pricing increases on tanks and non-rental services were partially offset by a decrease in revenue generated from other surface rental products and a change in the mix of our solids control jobs. Revenue generated by our solids control product line declined by almost 10% due to a decline in the utilization of operators. Certain major customers which require full-time solids control operators typically slow activity at year-end and resume activity in the first quarter. As certain centrifuges were released from jobs requiring personnel, we were able to redeploy them with new and existing customers resulting in flat period-over-period activity for our centrifuges.

Operating Expenses. Our operating expenses for the three months ended September 30, 2018 decreased 5.2% to $2.5 million, or 54.7% of revenue, from $2.6 million, or 63.3% of revenue, for the three months ended September 30, 2017. The slight decrease in costs was due primarily to the reduction in third-party expense for sub-contractors and other third-party services related to the change in our mix of solids control revenue away from rigs requiring operators and auxiliary sub-rented equipment towards rigs requiring centrifuges only. Most other operating expenses remained stable as there was little change in overall activity period-over-period; however, operating expenses as a percent of revenue declined significantly as we increased pricing to our customers more quickly than our costs increased.

Depreciation and Amortization. Depreciation and amortization remained fairly flat at $0.9 million for the three months ended September 30, 2018 and 2017 as the decline in depreciation and amortization from certain assets becoming fully depreciated and amortized was partially offset by the impact of capital investments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $0.8 million, or 18.5% of revenue, for the three months ended September 30, 2018 compared to $0.5 million, or 12.6% of revenue, for the three months ended September 30, 2017. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year increase of $0.3 million, or 61.1%, is primarily due to increases in compensation to existing employees and by an increase in headcount of selling, general and administrative employees to an average of 15 employees during the three months ended September 30, 2018 from 11 employees during the three months ended September 30, 2017. With the improved financial results we are experiencing, we have increased headcount in order to facilitate the segregation of duties and to strengthen our internal controls. In addition, non-recurring and non-cash items increased by approximately $97,000 to an aggregate expense of approximately $75,000 for the three months ended September 30, 2018 from an aggregate benefit of $12,000 for the three months ended September 30, 2017 (see further discussion in “How We Evaluate Our Operations” section above). These increases were partially offset by a decline in third-party audit and accounting fees as the expenses incurred in 2017 to catch up on prior year filings did not recur in 2018.

Interest Expense, Net. Interest expense, net, consisting of interest on insurance financing and other miscellaneous interest expense, was approximately $3,000 for the three months ended September 30, 2018 and approximately $2,000 for the three months ended September 30, 2017.

Interest Expense – Related Party. During the three months ended September 30, 2018 and 2017, we recorded approximately $92,000 and $69,000, respectively, of interest expense on borrowings under the Related Party Credit Facility. The period-over-period increase is primarily due to an increase in borrowings under the facility.

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense and benefit is related to the Texas Margin Tax. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Results for the Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 30, 2017

The following table summarizes the change in our results of operations for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 (in thousands):

	For the Nine Months Ended September 30,				Change
	2018	% of Revenue	2017	% of Revenue	$	%

Revenue	$13,242	100.00%	$11,134	100.00%	$2,108	18.93%
Expenses:
Operating expenses	7,612	57.48%	7,167	64.37%	445	6.21%
Depreciation and amortization	2,641	19.94%	2,793	25.09%	(152)	-5.44%
Selling, general and administrative expenses	2,726	20.59%	2,353	21.13%	373	15.85%
Total expenses	12,979	98.01%	12,313	110.59%	666	5.41%
Income (loss) from operations	263	1.99%	(1,179)	NA	1,442	NA
Other expense (income):
Interest expense, net	12	0.09%	18	0.16%	(6)	-33.33%
Interest expense - related party	270	2.04%	664	5.96%	(394)	-59.34%
Gain on extinguishment of debt and other liabilities	-	0.00%	(2,387)	NA	2,387	NA
Total other expense (income)	282	2.13%	(1,705)	NA	1,987	NA
Income (loss) from operations before income taxes	(19)	NA	526	4.72%	(545)	NA
Income tax expense	12	0.09%	18	0.16%	(6)	-33.33%
Net income (loss)	(31)	NA	508	4.56%	(539)	NA
Preferred stock dividends	-	0.00%	63	0.57%	(63)	-100.00%
Net income (loss) available to common stockholders	$(31)	NA	$445	4.00%	$(476)	NA

Overview. Our results of operations, excluding the one-time gain on extinguishment of debt and other liabilities, improved significantly when comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017 due to significant price increases on the products and services we offer and effective management of variable and fixed costs. Two of the most significant drivers of demand for our services, the price of oil and the U.S. land-based drilling rig count, increased substantially when comparing the two periods: the price of oil increased over 35.0% and the U.S. land-based drilling rig count increased approximately 20.0%. The robust demand enabled us to increase utilization of our centrifuges and we accelerated our refurbishment program to ensure we had available centrifuges to meet demand. There was also incremental demand for our surface rental equipment; however, it became more difficult for us, and other competitors, to service this demand as access to third-party surface rental equipment at reasonable costs began to diminish. Although our surface rental activity remained fairly flat, the incremental demand combined with the tight supply of equipment provided us the ability to increase prices substantially. Excluding the impact of one-time items related to the Recapitalization in January 2017, we maintained a lean cost structure and were able to improve operating margins as a result of pricing to our customers increasing more quickly than costs from our vendors. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization and the impact on our consolidated financial statements for the year ended December 31, 2017.

Revenue. Our revenue for the nine months ended September 30, 2018 was $13.2 million, an increase of 18.9%, compared to $11.1 million for the nine months ended September 30, 2017. Increased pricing on our tanks, pumps and non-rental services and increased activity for our solids control equipment were the primary drivers of the increase. When comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017, pricing on our lead surface rental products, tanks and pumps, and pricing on our non-rental services, rig-up/rig down and hauling, increased more than 20%. Although robust demand for our tanks and non-rental services enabled us to increase pricing to our customers, activity remained fairly flat period-over-period because our tanks and pumps were fully utilized and, in certain circumstances, we determined that it was not cost effective to sub-rent additional equipment in order to take advantage of the increased demand. The increase in revenue generated by solids control products was driven by a greater than 20% increase in the count of revenue-generating days for centrifuges as we were able to satisfy increasing demand due to our refurbishment program which expanded our available fleet by 12 centrifuges during the first nine months of 2018. In addition, our average day rate for centrifuges increased 5-10% as we were able to price new work significantly higher than existing work. Revenue generated by solids control operators remained flat as most of the jobs which were added did not require us to provide personnel to operate our centrifuges. The increases in revenue from pricing of lead surface rental products and non-rental services and from increased utilization of centrifuges were partially offset by a decrease in revenue generated from other surface rental products. Rental of auxiliary equipment is customer specific and fluctuates as our customers’ needs vary.

Operating Expenses. Our operating expenses for the nine months ended September 30, 2018 increased 6.2% to $7.6 million, or 57.5% of revenue, from $7.2 million, or 64.4% of revenue, for the nine months ended September 30, 2017. Although activity remained fairly flat when comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017, we experienced increases in operating expenses due to (i) increased headcount as we strengthened our employee base, specifically middle management, (ii) cost increases from sub-rental vendors of approximately 10%, and (iii) increased repair and maintenance activity as we maximized the amount of available equipment in our fleet in order to meet demand. Although operating expenses increased, the benefit of increased pricing on most products and services resulted in operating expenses decreasing significantly as a percentage of revenue.

Depreciation and Amortization. Depreciation and amortization decreased to $2.6 million for the nine months ended September 30, 2018 from $2.8 million for the nine months ended September 30, 2017 due primarily to the impact of certain assets becoming fully depreciated and amortized partially offset by the impact of capital investments in assets with shorter than average useful lives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly to $2.7 million, or 20.6% of revenue, for the nine months ended September 30, 2018 compared to $2.4 million, or 21.1% of revenue, for the nine months ended September 30, 2017. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year increase of approximately $0.4 million, or 15.9%, is primarily due to increases in compensation to executive management to return to contractual levels and by an increase in headcount of selling, general and administrative employees to an average of 15 employees during the nine months ended September 30, 2018 from 11 employees during the nine months ended September 30, 2017. With the improved financial results we are experiencing, we have increased headcount in order to improve our ability to segregate duties and strengthen our internal controls as well as to manage the increased activity levels. These increases were partially offset by a decrease in non-recurring and non-cash expenses to $0.5 million from $0.8 million for the nine months ended September 30, 2018 and 2017, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Interest Expense, Net. Interest expense, net, consisting primarily of interest on insurance financing and other miscellaneous interest expense, was approximately $12,000 for the nine months ended September 30, 2018. Interest expense, net was slightly higher during the nine months ended September 30, 2017, approximately $18,000, due to interest expense of $13,000 during the first quarter of 2017 which was eliminated in the Recapitalization. Please see our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Recapitalization and the impact on interest expense.

Interest Expense – Related Party. During the nine months ended September 30, 2018, we recorded $0.3 million of interest expense on borrowings under the Related Party Credit Facility. Interest expense on the facility for the nine months ended September 30, 2017 was $0.7 million and included an amendment fee of $0.3 million.

Income Taxes. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. Income tax expense is related to the Texas Margin Tax. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. During the nine months ended September 30, 2018 and 2017, operating activities generated $2.9 million and $0.2 million in cash, respectively. The increase in cash flows from operating activities is partially due to an improvement in operating results when comparing the two periods. In addition, changes in operating assets and liabilities provided $0.2 million of cash during the nine months ended September 30, 2018 compared to using $1.8 million during the nine months ended September 30, 2017. The primary driver of the increase in cash provided by operating activities is the change in receivables which provided $0.4 million in cash during the nine months ended September 30, 2018 compared to using $2.7 million during the nine months ended September 30, 2017. The significant use of cash in 2017 was due primarily to a rapid increase in revenue during the period as monthly revenue increased in excess of 90% from the beginning of the period to the end of the period compared to the nine months ended September 30, 2018 when monthly revenue remained fairly flat.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Cash capital expenditures for the nine months ended September 30, 2018 and 2017 were $1.7 million and $1.3 million, respectively. Although we spent approximately $0.3 million to refurbish centrifuges, rotating assemblies and related auxiliary equipment in order to grow our available fleet of solids control equipment to meet demand, our primary spending focus was on purchasing and fabricating equipment which would replace equipment we are currently sub-renting from third-party vendors. During the nine months ended September 30, 2018, we paid approximately $1.3 million to purchase or fabricate forklifts, open top tanks, diesel mud pumps, diesel transfer pumps and 500bbl round-bottom-frac-on-wheels tanks. In addition, we have committed to spending an additional $0.7 million on forklifts and diesel transfer pumps during the remainder of 2018. In aggregate, once the new equipment is in service and the sub-rental equipment has been returned, these investments will result in cost savings of approximately $0.9 million annually, of which less than $0.1 million has been recognized during the first nine months of 2018. We anticipate continuing our capital expenditure program during the remainder of 2018 and throughout 2019 with a focus on purchasing and fabricating equipment to replace items which we are currently sub-renting. Other capital expenditures in the fourth quarter of 2018 and throughout 2019 will likely consist of liners, hoses, vehicles and similar assets which are required to support the ongoing operations. The successful implementation of our capital expenditure plan will enable us to service additional customers and rigs if demand continues to grow and, even if there is no incremental demand for our services, our investment in items which we sub-rent, such as tanks and pumps, will reduce our expenses and reduce our reliance on third-party vendors.

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

Liquidity and Credit Facility. As of September 30, 2018, we had a cash balance of approximately $2.0 million and aggregate related party debt of $6.4 million. Because the lender under our credit facility is a related party, we benefit from a credit facility which is structured with no financial covenants and we have significant flexibility to modify our credit facility, if, and when, needed.

On June 30, 2018, the Company entered into the Third Amended and Restated Credit Agreement which, among other things, (i) combined the outstanding balances on the delayed draw term loan and the term loan and initiated a required monthly principal payment of approximately $83,000 on the aggregate outstanding balance of the term loan, (ii) expanded availability on the revolving credit facility by $0.7 million while simultaneously reducing the aggregate availability under the other lines of the facility by the same amount, and (iii) extended the maturity date of the facility to June 30, 2021. In addition, effective June 30, 2018, Pelican assigned and transferred its rights under the credit agreement to an affiliated entity, Permian Pelican Financial, LLC (“PPF”). The members and membership interests of PPF are the same as Pelican and PPF is a related party.

The table below reflects our liquidity as of September 30, 2018 (in thousands):

September 30, 2018
(unaudited)
Cash	$1,988
Revolving facility availability (1)	675
Total liquidity	$2,663

_____________

(1) With Permian Pelican LLC, our controlling shareholder, through June 30, 2018.
With Permian Pelican Financial, LLC, a related party, effective July 1, 2018.

We believe that our cash flow from operations combined with access to capital through our lender, PPF, and our controlling shareholder, Pelican, will be sufficient to fund our working capital needs, contractual obligations and capital expenditure plan for the next twelve months. Our existing capital expenditure plan focuses primarily on reducing sub-rental expense at current activity levels. We believe that the U.S. land-based rig count and price of oil may continue to increase, but these metrics are more likely to remain stable at their current levels. We will continue to have opportunities to gain market share; however, we believe that the most meaningful growth will come from the acquisition of one or more companies which provide complementary products and services. As such, we are actively seeking attractive acquisition candidates and we are currently in early discussions with several potential targets. We would anticipate requiring additional debt and/or equity financing in order to complete any such acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources notwithstanding any impact of ASU 2016-02, Leases (Topic 842). See further discussion contained within Item 1. Financial Statements under the caption "Recent Accounting Developments" in Note 4 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

Net Operating Losses

As of December 31, 2017, we had approximately $31.5 million of federal net operating loss carryforwards. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of September 30, 2018 and December 31, 2017, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and the absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in these certain state tax jurisdictions.

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

Management updated the assessment of the effectiveness of our ICFR as of September 30, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Based on its assessment, management concluded that, as of September 30, 2018, a combination of deficiencies in ICFR resulted in a material weakness.

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

In connection with the assessment described above, management identified the following combination of control deficiencies that result in a material weakness as of September 30, 2018. These deficiencies are in various stages of remediation as described below:

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

We will implement further controls as circumstances, cash flows, and working capital permits. Notwithstanding the assessment that there was a material weakness in our ICFR resulting from a combination of deficiencies identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2018 fairly present our financial position, results of operations, and cash flows for the periods covered in all material respects.

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

During the period covered by this report, we strengthened the governance of our board by identifying and bringing on a financial expert that now serves as our independent audit committee chair. See Item 10 in our Annual Report on Form 10-K for the year ended December 31, 2017 for further background on James Hennessy.

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

ALY ENERGY SERVICES, INC.

Date: November 13, 2018	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

PART II – OTHER INFORMATION

Item 5. Other Information

In October 2018, our Board of Directors determined that Micki Hidayatallah, our then Interim Chief Executive Officer, should be elected as Chief Executive Officer. The board approved an annual salary of $150,000 for Mr. Hidayatallah with an effective date of May 26, 2018.

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

