Form 10-K
period 2018-12-31
Aly Energy Services, Inc.
filed 2019-04-15
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the

Period Ended December 31, 2018

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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $3.1 million as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock on that date.

At April 1, 2019, the registrant had 3,822,329 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements and information that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, volatility in the price of oil, fluctuations in the domestic rig count, intense competition in our industry and the other risk factors described in Part I, Item 1A “Risk Factors” of this Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. You are cautioned not to place undue reliance on these statements which speak only as of the date of this Annual Report on Form 10-K.

PART I

Item 1. Business

General

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

General Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending by E&P companies onshore in the U.S. These activity and spending levels are strongly influenced by current and expected oil prices. Oil prices have been and will continue to be volatile as the major drivers determining the price of oil, including the rate of GDP growth in consuming nations and the political stability of oil-producing countries, are unpredictable. From 2016 throughout most of 2018, oil prices and the U.S. land-based drilling rig count (“Rig Count”), an indicator of overall drilling activity of our customers, steadily increased. As a result, we experienced increases in demand for our equipment and services when comparing 2018 to 2017.

Looking forward into the remainder of 2019, we believe oil prices will remain fairly stable at current levels, but we anticipate a potential decline in the Rig Count of up to 10% as E&P companies cut back on capital expenditures for drilling programs. In order to mitigate the impact of a declining Rig Count, we will focus on maintaining current pricing levels and increasing activity and utilization of our equipment, particularly with existing customers who are not reducing the number of rigs they operate.

We will continue to expand our business through a low risk strategy of growing organically by replacing our sub-rented equipment with newly purchased, refurbished or fabricated equipment. We will also evaluate transaction opportunities that would provide geographic diversification, expand our products and services and introduce us to new customers.

Recapitalization

In September 2016, certain of the Company’s principal stockholders formed Permian Pelican, Inc. (“Pelican”), formerly Permian Pelican, LLC, with the objective of consummating a recapitalization transaction (the “Recapitalization”) whereby (i) our obligations under our then existing credit facility and various capital leases would be restructured and, (ii) the Company’s then outstanding redeemable preferred stock, subordinated note payable and contingent payment liability would be exchanged into common stock resulting in a gain on extinguishment of debt and other liabilities of $2.4 million. The Recapitalization, completed on January 31, 2017, had a significant impact on our capital structure and on our consolidated financial statements for the year ended December 31, 2017.

Products and Services

We are a provider of solids control systems and surface rental equipment. Our equipment and services are primarily designed for and used in land-based horizontal drilling. Our equipment includes centrifuges and auxiliary solids control equipment, mud circulating tanks (400 and 500-barrel capacity) and auxiliary surface rental equipment (e.g. portable mud mixing plants, and containment systems). In conjunction with the rental of some of our solids control packages, we provide personnel at the customer’s well site to operate our equipment. We also provide personnel to rig-up/rig-down and haul our equipment to and from the customer's location.

Our Rental Products:

Centrifuges: We currently own over 45 centrifuges. We provide two different sizes of centrifuges to meet varying client specifications (SS1000 and SS2000). We believe our centrifuges provide a competitive advantage because the rotating assembly within each centrifuge can be removed and replaced on a customer’s well site within 45 minutes if it fails thereby minimizing downtime. Certain customers rent centrifuges with auxiliary equipment such as shakers, vertical dryers, waste removal units, and/or various tanks.

Mud Circulating Tanks (“MCTs”): We currently own 54 vertical 400-barrel MCTs and 127 500-barrel MCTs. We developed vertical 400-barrel MCTs as an innovative solution that minimizes location size, which we believe is an attractive feature for customers. The majority of our 500-barrel MCTs are highly mobile with rounded bottoms and customized jet-lines to ensure more consistent mud and easier cleanout at the completion of a job. In addition to the 500-barrel MCTs we own, we sub-rent 500-barrel MCTs (approximately 240 sub-rented as of December 31, 2018) in order to satisfy demand for our services. MCTs are typically rented to customers with auxiliary equipment such as diesel or electric mud pumps, hoses, and wooden mats.

Mud Mixing Plants (“MMPs”): We own 12 MMPs ranging in size from 100-barrel capacity to 500-barrel capacity. We believe that the large 400-barrel and 500-barrel capacity MMPs, which are designed and fabricated in-house, are unique and offer significant advantages to our customers.

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

Fabricating Capabilities

We fabricate certain equipment in our rental fleet, including various pumps (diesel mud pumps, diesel transfer pumps, etc.), open top tanks and MMPs. Fabrication primarily takes place in our facility in Giddings, Texas. We believe our ability to fabricate such products in-house provides us with cost efficiencies that result in a competitive advantage.

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

Customers

We cultivate and maintain strong relationships with our customers which include some of the largest independent oil and gas E&P companies operating in the U.S. shale basins. During 2018, we serviced 49 customers, including leading companies such as EOG Resources, Inc., Pioneer Natural Resources, XTO Energy Inc., Sanchez Oil and Gas Corporation and Devon Energy Corporation.

During the year ended December 31, 2018 and 2017, our significant customers, customers which individually generate more than 10.0% of our revenue, collectively represented approximately 62.5% and 56.3% of our revenue, respectively.

If we are unable to continue to provide services to our primary customers and sales to new or other existing customers do not increase sufficiently, our business and operations could be materially adversely affected.

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

Employees

As of March 8, 2019, we employed approximately 58 individuals. The corporate cost center employs five individuals, including the chairman and Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, approximately 47 individuals work primarily in the field, and the remaining six employees provide selling, general, and administrative services. We believe we have good relationships with our employees.

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

The oilfield services industry is competitive and fragmented and includes numerous small companies capable of competing in our markets on a local basis as well as several large companies that possess substantially greater financial and other resources than us. Some of our competitors hold significant market share in the markets in which we operate, which may make it difficult for us to successfully sell competing products and services. The principal competitive factors in our markets are product and service quality and availability, responsiveness, experience, reputation for safety and price. The competitive environment may intensify if mergers among exploration and production companies reduce the number of available customers. The fact that drilling rigs and other vehicles and oilfield services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. Our larger competitors may have greater resources which could allow them to compete more effectively than us and they may benefit from economies of scale which enable them to offer products and services at a lower cost than us. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics, or that better address environmental concerns, than our products and services.

We may be unable to implement price increases or maintain existing prices on our core services.

We periodically seek to increase the prices of our services to offset rising costs and to generate higher returns for our stockholders. Even when industry conditions are favorable, we operate in a very competitive industry and, as a result, we are not always successful in raising, or maintaining, our existing prices. Additionally, during periods of increased market demand, a significant amount of new surface rental and solids control equipment may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase or maintain prices. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability. Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market and a tighter supply of equipment available to sub-rent may result in higher costs. During such periods, our costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase our prices as costs increase could have a material adverse effect on our business, financial position and results of operations.

Increased prices charged by suppliers and/or interruptions in deliveries of products could adversely affect our profitability, margins, and revenue.

We depend upon a number of vendors for supplies and equipment. Increased prices charged by these suppliers could materially and adversely impact our results of operations. In addition, interruptions or a work stoppage by our suppliers could adversely affect our operations until arrangements with alternate suppliers could be made. Such alternate arrangements may be less favorable to us and could further adversely affect our results of operations. We have experienced a substantial increase in third-party services as the primary surface rental products in our inventory have been fully utilized since early 2017 and the vast majority of incremental rental revenue since 2017 has been derived from equipment which we sub-rent. The availability of supply of sub-rental equipment, as well as the prices charged by such suppliers, are factors beyond our control that could significantly impact our results of operations.

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

We continually seek opportunities to increase efficiency and value through various transactions, including purchases or sales of assets or businesses. These transactions are intended to result in the offering of new services or products, the entry into new markets, the generation of income or cash, the creation of efficiencies or the reduction of risk. Whether we realize the anticipated benefits from an acquisition, or any other transactions depends, in part, upon our ability to timely and efficiently integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure or increase our leverage. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition or divestiture. Moreover, we generally do not announce our acquisitions or divestitures until we have entered into a preliminary or definitive agreement.

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

We derive a significant amount of our revenue from exploration and production companies that are active in our markets. For the year ended December 31, 2018, significant customers, customers which individually generated more than 10.0% of total revenue, collectively accounted for approximately 62.5% of total revenue. If we fail to retain a number of our large existing customers or if we incur significant price reductions in order to retain the business of key customers, our business and operations could be adversely affected. Moreover, if any of these customers fails to remain competitive in their respective markets, encounters financial or operational problems or consolidates with a third party, our revenue and profitability may decline.

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

Our future financial results could be adversely impacted by a reduction in value of our assets or other charges.

We have recorded reductions in the value of our assets in the past. We periodically evaluate our long-lived assets, including our property and equipment and intangible assets for impairment. In performing these assessments, we project future cash flows on an undiscounted basis and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and other judgmental assumptions. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If conditions in our industry worsen, we could record impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.

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

Our ability to make payments in respect of any existing or future indebtedness and to fund planned capital expenditures depends on our ability to generate cash flow. Due to the cyclical nature of the industry we operate in, our cash flow from operations can vary significantly from year to year. Consequently, our cash flow may be insufficient to service our debt and that could negatively impact our business, financial condition and results of operations. If our cash flow from operations is insufficient to service our debt, we might need to sell assets, seek additional equity or change our business direction to service our debt and there can be no assurance that we could execute these actions in a timely manner sufficient to allow us to service our debt.

Any existing or future variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Risks Related to Ownership of our Common Stock

The Recapitalization resulted in substantial dilution to our stockholders, and future issuances will result in additional dilution.

Consummation of the Recapitalization in January 2017 resulted in substantial dilution to our then existing stockholders, whose aggregate fully diluted percentage ownership declined from 100% to 9.9%.

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

Our certificate of incorporation provides authorization to issue up to 4,980,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. The authorization of preferred shares empowers our board, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. If issued, the preferred stock could also dilute the holders of our common stock and could be used to discourage, delay or prevent a change of control.

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

Fluctuations in the price of the common stock could contribute to the loss of all or part of our stockholders’ investment. During the time period following our reverse merger in 2013 and through the present, trading in our common stock has been limited. The trading price of the common stock is and could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the common stock price. In such circumstances, the trading price of the common stock may not recover and may experience a further decline.

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

We lease facilities and administrative offices in the various geographic areas in which we operate. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. As of March 31, 2019, we leased properties in Texas and Oklahoma as follows:

Location	Type of Facility	Size	Lease or Owned	Expiration of Lease

3 Riverway, Suite 920 Houston, TX 77056	Corporate office	2,291 sq. ft.	Leased	January 31, 2020

1885-E FM 448 Giddings, TX 78942	Administrative offices, fabrication/repair shop, equipment yard	6,800 sq. ft.	Leased	October 31, 2020

State Hwy. 85 West/CR 4715 Dilley, TX 78017	Administrative offices, equipment yard	5.5 acres, 400 sq. ft. building space	Leased	Month to Month

5039 North Chadbourne San Angelo, TX 76903	Administrative offices, equipment yard	2.25 acres, 1,000 sq. ft. office space	Leased	August 31, 2020

2711 S May Ave Oklahoma City, OK 73108	Administrative offices, equipment yard	7,723 acres, 3,500 sq. ft. building space	Leased	September 30, 2021

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. While many of these matters involve inherent uncertainty, we believe that the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or results of operations. We will continue to evaluate proceedings and claims involving us on a quarter-by-quarter basis and will establish and adjust any reserves as appropriate to reflect our assessment of the then-current status of the matters. (See further discussion in “Note 6 – Commitments and Contingencies” in the notes to our consolidated financial statements included elsewhere in this document.)

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the OTCQB under the symbol "ALYE".

Holders

The number of holders of record of our common stock as of March 13, 2019 was 61. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

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

We cultivate and maintain strong relationships with our customers which include some of the largest independent oil and gas E&P companies operating in the U.S. shale basins. During 2018, we serviced 49 customers, including leading companies such as EOG Resources, Inc., Pioneer Natural Resources, XTO Energy Inc., Sanchez Oil and Gas Corporation and Devon Energy Corporation.

History

On July 17, 2012, Munawar “Micki” Hidayatallah founded Aly Energy with the strategic objective of creating an oilfield services company that would serve E&P companies operating in unconventional plays. Previously, Mr. Hidayatallah had followed a similar strategy at Allis-Chalmers Energy Inc., a company which he founded in 2001. Allis-Chalmers Energy Inc. grew organically and through acquisitions over a ten-year period and generated over $675 million in revenue during 2011. We have created a public platform to pursue a similar strategy at Aly Energy.

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

By January 31, 2017, we had successfully navigated through the industry downturn by implementing an operational restructuring, including severe cost cutting measures, and we had significantly deleveraged the business by successfully entering into a capital restructuring transaction (“Recapitalization”).

Subsequent to the Recapitalization in January 2017, there has been a substantial improvement in industry conditions and a corresponding improvement in our financial results. Two of the most significant drivers of demand for our services, the price of oil and the Rig Count, increased approximately 45% and 35%, respectively, when comparing the first quarter of 2017 to the third quarter of 2018. Throughout both years, we have experienced strong demand which has facilitated our ability to raise prices significantly and has provided us the opportunity to increase activity when we have available equipment or access to cost effective third-party equipment. As we move into 2019, we are operating with strong margins and healthy cash flow and we have sufficient liquidity to invest in new equipment to further improve our operating results.

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

	For the Years Ended December 31,
	2018	2017

Rental services	70.2%	71.3%
Transportation services	15.3%	14.6%
Rig-up/rig-down services	13.6%	12.8%
Other	0.9%	1.3%
Total	100.00%	100.00%

Our total revenue fluctuates with the utilization of and the prices we charge for our equipment and services. Utilization of our equipment is generally determined by the Rig Count as it is typically representative of the level of activity of E&P companies. The prices we charge for our products and services depend on the relationship between the level of activity of E&P companies, or the demand of our potential and existing customers, and the supply of equipment and services available to such E&P companies from us and our competitors.

Our operating expenses consist primarily of variable costs, such as labor and third-party expenses. Labor-related expenses typically fluctuate with the utilization of our equipment and services. Expenses associated with services provided by third-parties typically increase with activity as well. Demand for our equipment has increased so significantly over the past two years that most of our available owned equipment has been fully utilized since early 2017 and we have been required to increase our available equipment fleet and our available labor resources to meet the demand from our customers. To date, we have primarily increased our available resources by sub-renting surface rental equipment and by using sub-contractors to operate our solids control equipment. With increased demand for oilfield services, the demand for sub-rental equipment has also increased and, effective January 1, 2019, we have experienced significant increases in costs for third-party equipment which will increase third-party expenses and reduce operating margins until we are able to reduce our utilization of third-party equipment and personnel.

In order to mitigate increases in third-party expenses and our overall reliance on third-party vendors, we initiated a capital expenditure plan in early 2018 to invest in new rental and transportation equipment, some of which was fabricated in-house. During the year ended December 31, 2018, we took delivery of forklifts, completed the fabrication of open top tanks and diesel transfer pumps, and refurbished diesel mud pumps and 500bbl MCTs. Once all of the incremental equipment purchased in 2018 is in service, beginning in the second quarter of 2019, we project that the aggregate annual cost savings from the 2018 capital expenditure program will be approximately $1.0 million. (These cost savings are calculated using the vendor day rates in effect in 2018).

In 2019, we plan to continue to focus on investing in equipment which will replace sub-rented equipment resulting in additional cost savings and reduced reliance on third-party vendors. To date, we have approved the purchase of 50 new 500bbl round-bottom MCTs during the first half of 2019 for an aggregate purchase price of approximately $2.3 million. The 2019 capital expenditure plan also includes pumps and open top tanks, among other items. In aggregate, we project we will spend approximately $2.8 million during the year ended December 31, 2019 on equipment which, when in service, could replace equipment which is currently sub-rented.

The aggregate capital expenditures completed during the year ended December 31, 2018 and projected for the year ended December 31, 2019 on items which could replace sub-rented equipment is $4.9 million. The combined potential annual cost savings of these expenditures is approximately $1.5 million (calculated using the vendor day rates in effect in 2018), assuming all the incremental owned equipment is used to replace sub-rented units. As of today, we believe that demand is strong enough that the new tanks, among other items, could be used to service incremental jobs (as opposed to replacing sub-rented equipment). Although we may not reduce third-party expenses if we choose to add jobs instead of replacing sub-rented equipment, the gross margin generated from the additional work will far exceed the cost savings of returning sub-rented equipment and the investment will have a much greater positive impact on our financial results.

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

When comparing the year ended December 31, 2018 to the year ended December 31, 2017, we experienced an increase in demand for our surface rental products and services. The short supply of surface rental equipment available from third-party providers limited our ability to increase the count of revenue-generating days for surface rental equipment; however, it enabled us to initiate significant price increases to our customers on our surface rental equipment and related services. Demand for our centrifuges as standalone rental items increased and we experienced corresponding increases in both utilization and pricing on centrifuges. These gains were mostly offset by a decline in demand for our solids control packages which typically include two centrifuges, auxiliary equipment and on-site personnel to operate the equipment.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the years ended December 31, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2018	2017
		(Restated)
Components of EBITDA:
Net income (loss)	$343	$(338)
Non-GAAP adjustments:
Depreciation and amortization	3,406	3,614
Interest expense - related party, net	366	418
Interest expense, net	21	24
Debt modification fee - related party	-	320
Income tax expense	15	59
EBITDA	4,151	4,097
Adjustments to EBITDA:
Settlements and other losses, including severance	408	(141)
Loss on disposal of assets	13	58
Transaction costs	93	-
Bad debt expense	(34)	74
Stock-based compensation	-	625
Expenses in connection with lender negotiations and Recapitalization	-	138
Gain on extinguishment of debt and other liabilities	-	(2,388)
Adjusted EBITDA	$4,631	$2,463

Adjusted EBITDA increased by approximately $2.1 million to $4.6 million for the year ended December 31, 2018 from approximately $2.5 million for the year ended December 31, 2017. The improved performance was driven primarily by increases in gross margin resulting from price increases and slight decreases in operating expenses partially offset by increases in selling, general and administrative expenses resulting from returning certain employees to contractual wage rates and increasing headcount to strengthen internal controls and processes.

General Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of E&P companies onshore in the U.S. These activity and spending levels are strongly influenced by the current and expected oil price. Oil prices have been and will continue to be volatile as major drivers determining the price of oil, including the rate of GDP growth in consuming nations and the political stability of oil-producing countries, are unpredictable. From 2016 throughout most of 2018, oil prices steadily increased from a low of approximately $26.00 in February 2016 to a high of approximately $75.00 in October 2018. The consistent improvement in oil price stimulated an increase in onshore drilling and completion activity: the Rig Count increased from a low of approximately 375 rigs in May 2016 to a high of approximately 1,060 rigs in November 2018. As a result of the increases in both oil prices and Rig Count, we experienced increases in demand for our services when comparing 2018 to 2017. Although our year-over-year activity did not increase as significantly as demand, primarily because our owned equipment was fully utilized and it was difficult to source third-party equipment at a reasonable cost, we benefitted from the strong demand by significantly increasing pricing on our products and services.

During the fourth quarter of 2018, oil prices declined almost 40.0%. Although oil prices started to rebound in 2019 and have increased by more than 20.0% since January, the Rig Count has declined by almost 5.0% during that same period. Looking forward into the remainder of 2019, we believe oil prices will remain fairly stable at current levels, but we anticipate a potential decline in the Rig Count of up to 10% as E&P companies cut back on capital expenditures for drilling programs. In order to mitigate the impact of a declining Rig Count, we will focus on maintaining current pricing levels and increasing activity and utilization of our equipment, particularly with existing customers who are not reducing the number of rigs they operate. Although we did not significantly increase utilization of our products and services in 2018 compared to 2017, our 2019 capital expenditure plan, particularly our investment in 500bbl MCTs, will enable us to increase activity with new and/or existing customers in 2019 if the demand exists. To the extent our new equipment is not required for incremental work, we will replace similar sub-rented pieces of equipment with the new equipment as quickly as possible. The replacement of sub-rented equipment will minimize our dependence on third-party providers and, more importantly, will decrease expenses substantially.

Recapitalization

In September 2016, certain of the Company’s principal stockholders formed Permian Pelican, Inc. (“Pelican”), formerly Permian Pelican, LLC, with the objective of consummating a recapitalization transaction (the “Recapitalization”) whereby (i) our obligations under our then existing credit facility and various capital leases would be restructured and, (ii) the Company’s then outstanding redeemable preferred stock, subordinated note payable and contingent payment liability would be exchanged into common stock resulting in a gain on extinguishment of debt and other liabilities of $2.4 million. The Recapitalization, completed on January 31, 2017, had a significant impact on our capital structure and on our consolidated financial statements for the year ended December 31, 2017.

Results of Operations

The following table summarizes the change in our results of operations for the year ended December 31, 2018 when compared to the year ended December 31, 2017 (in thousands). The December 31, 2017 financial statements have been restated due to an accounting error in conjunction with the assets sold in 2016. (See further discussion in “Note 12 – Restatement of Prior Year Financial Statements” in the notes to our consolidated financial statements included elsewhere in this document).

	For the Year Ended December 31,				Change
	2018	% of Revenue	2017	% of Revenue	$	%
			(Restated)

Revenue	$17,330	100.00%	$14,573	100.00%	$2,757	18.92%
Expenses:
Operating expenses	9,672	55.81%	9,927	68.12%	(255)	-2.57%
Depreciation and amortization	3,406	19.65%	3,614	24.80%	(208)	-5.76%
Selling, general and administrative expenses	3,507	20.24%	2,937	20.15%	570	19.41%
Total expenses	16,585	95.70%	16,478	113.07%	107	0.65%
Income (loss) from operations	745	4.30%	(1,905)	NA	2,650	NA
Other expense (income):
Debt modification fee - related party	-	0.00%	320	2.20%	(320)	-100.00%
Interest expense, net	21	0.12%	24	0.16%	(3)	-12.50%
Interest expense - related party, net	366	2.11%	418	2.87%	(52)	-12.44%
Gain on extinguishment of debt and other liabilities	-	0.00%	(2,388)	NA	2,388	NA
Total other expense (income)	387	2.23%	(1,626)	NA	2,013	NA
Income (loss) before income taxes	358	2.07%	(279)	NA	637	NA
Income tax expense	15	0.09%	59	0.40%	(44)	-74.58%
Net income (loss)	343	1.98%	(338)	NA	681	NA
Preferred stock dividends	-	0.00%	63	0.43%	(63)	-100.00%
Net income (loss) available to common stockholders	$343	1.98%	$(401)	NA	$744	NA

Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Overview. Our results of operations, excluding the one-time gain on extinguishment of debt and other liabilities, improved significantly when comparing the year ended December 31, 2018 to the year ended December 31, 2017 due to significant price increases on the products and services we offer and effective management of variable and fixed costs. Two of the most significant drivers of demand for our services, the price of oil and the Rig Count, increased substantially when comparing the two periods: the average price of oil increased over 25.0% and the Rig Count increased almost 20.0%. We experienced incremental demand for our surface rental equipment; however, it became more difficult for us, and other competitors, to service this demand as access to third-party surface rental equipment at reasonable costs began to diminish. Although our surface rental activity remained fairly flat year-over-year, the incremental demand combined with the tight supply of equipment enabled us to increase prices substantially. Demand for our solids control services was also strong although the service mix shifted away from full package jobs, including centrifuges, auxiliary equipment and personnel, towards centrifuge-only rental jobs. Throughout 2017 and 2018, we maintained a lean cost structure and were able to improve operating margins as a result of pricing to our customers increasing more quickly than costs from our vendors.

Revenue. Our revenue for the year ended December 31, 2018 was $17.3 million, an increase of 18.9%, compared to $14.6 million for the year ended December 31, 2017. The key drivers of revenue are pricing and utilization or activity. Increased pricing on our tanks, pumps, centrifuges and non-rental services was the primary driver of the year-over-year increase in revenue. When comparing the year ended December 31, 2018 to the year ended December 31, 2017, pricing on tanks and pumps, our lead surface rental products, increased by over 15% and 35%, respectively. Price increases on our rig-up/rig-down and hauling services were in a similar range. Although robust demand for our tanks and non-rental services enabled us to increase pricing to our customers, surface rental activity remained fairly flat period-over-period because our tanks and pumps were fully utilized and, in certain circumstances, we determined that it was not cost effective to sub-rent additional equipment in order to take advantage of the increased demand. The increases in revenue from pricing of lead surface rental products and non-rental services was partially offset by a decrease in revenue generated from other surface rental products. Rental of auxiliary equipment is customer specific and fluctuates as our customers’ needs vary. Revenue generated by solids control products and services remained fairly flat year-over-year as slightly increased activity and pricing on centrifuges as a standalone rental product were offset by a decline in demand for complete solids control packages which typically include centrifuges, auxiliary equipment and personnel to operate the equipment.

Operating Expenses. Our operating expenses for the year ended December 31, 2018 decreased slightly to $9.7 million, or 55.8% of revenue, from $9.9 million, or 68.1% of revenue, for the year ended December 31, 2017. Operating expenses include primarily variable costs, such as payroll and related costs, third-party expenses (sub-rental of equipment, hauling of equipment, washout of equipment), and repair and maintenance expenses. Payroll and related costs remained relatively flat year-over-year reflecting a minimal increase in operating activity and our ability to maintain a strong focus on maximizing labor productivity. Third-party expenses decreased primarily due to the replacement of sub-rented equipment with newly purchased or fabricated equipment partially offset by increases in day rates on sub-rented equipment while repair and maintenance expenses increased due to the aging of certain of our equipment, particularly vehicles. Aggregate operating expenses remained fairly flat; however, the benefit of increased pricing on most products and services resulted in operating expenses decreasing significantly as a percentage of revenue.

Depreciation and Amortization. Depreciation and amortization decreased slightly to $3.4 million for the year ended December 31, 2018 from $3.6 million for the year ended December 31, 2017 due primarily to the impact of certain assets becoming fully depreciated and amortized partially offset by the purchase and fabrication of new assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.5 million, or 20.2% of revenue, for the year ended December 31, 2018 compared to $2.9 million, or 20.2% of revenue, for the year ended December 31, 2017. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year increase of approximately $0.6 million, or 19.4%, is primarily due to increases in compensation to return executive management to their contractual levels and by an increase in headcount of selling, general and administrative employees to an average of 15 employees during the year ended December 31, 2018 from 11 employees during the year ended December 31, 2017. The improved financial results achieved in 2018 when compared to 2017 enabled us to increase headcount in order to improve our ability to segregate duties and strengthen our internal controls. In addition, there was a slight decrease in non-recurring and non-cash expenses to $0.5 million from $0.7 million for the years ended December 31, 2018 and 2017, respectively (see further discussion in “How We Evaluate Our Operations” section above).

Interest Expense, Net. Interest expense, net, consisting primarily of interest on insurance financing and other miscellaneous interest expense, was approximately $21,000 and $24,000 for the years ended December 31, 2018 and 2017, respectively.

Interest Expense – Related Party. During the years ended December 31, 2018 and 2017, we recorded $0.4 million of interest expense on borrowings under the credit facility with Permian Pelican, Inc., a related party (“Related Party Credit Facility”).

Debt Modification Fee – Related Party. During the year ended December 31, 2017, we recorded a debt modification fee of $0.3 million which reflects the value of 1,200 shares of our Series A convertible preferred stock issued to Pelican in exchange for an amendment to our Related Party Credit Facility in May 2017.

Gain on Extinguishment of Debt and Other Liabilities. During the year ended December 31, 2017, we recorded a gain on extinguishment of debt and other liabilities of $2.4 million in connection with the Recapitalization.

Income Taxes. From our evaluation as of December 31, 2018 and 2017, the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As such, a valuation allowance of $1.9 million and $2.7 million is included on the consolidated balance sheet for the years ended December 31, 2018 and 2017, respectively. Income tax expense was approximately $15,000 and $59,000 for the years ended December 31, 2018 and 2017, respectively, which primarily reflects Texas Franchise Tax. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. During the year ended December 31, 2018 and 2017, operating activities generated $3.9 million and $0.4 million in cash, respectively. The increase in cash flows from operating activities is partially due to an improvement in operating results when comparing the two periods. In addition, changes in operating assets and liabilities provided $0.2 million of cash during the year ended December 31, 2018 compared to using $1.6 million during the year ended December 31, 2017. The primary driver of the increase in cash provided by operating activities is the change in receivables which provided $1.0 million in cash during the year ended December 31, 2018 compared to using $2.5 million during the year ended December 31, 2017. The significant favorable impact in the change of receivables during the year ended December 31, 2018 is primarily a result of successfully decreasing the lag time between the end of jobs and invoicing (“Lapse Days”) to 16 days for the three months ended December 31, 2018 compared to 39 days for the three months ended December 31, 2017. In addition to high Lapse Days, the change in receivables during the year ended December 31, 2017 was negatively impacted by a rapid increase in revenue during the period as monthly revenue increased in excess of 50% from the beginning of the period to the end of the period compared to the year ended December 31, 2018 when monthly revenue remained fairly flat throughout the year. With projected improved operating results and a shorter billing cycle, we believe we will continue to generate positive cash flows from operating activities during 2019.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Cash capital expenditures for the year ended December 31, 2018 and 2017 were $2.9 million and $1.7 million, respectively. Our primary spending focus was on purchasing and fabricating equipment which would replace equipment we are currently sub-renting from third-party vendors. During the year ended December 31, 2018, we paid approximately $2.1 million for forklifts, the fabrication of open top tanks and diesel transfer pumps, and the refurbishment of diesel mud pumps and 500bbl MCTs. Other capital expenditures during the year ended December 31, 2018 included refurbishments of rotating assemblies, liners, hoses, vehicles and similar assets which are required to support the ongoing operations. We anticipate continuing our capital expenditure program throughout 2019 with a focus on purchasing and fabricating equipment to replace items which we are currently sub-renting. The successful implementation of our capital expenditure plan will enable us to service additional customers and rigs if demand continues to grow and, even if there is no incremental demand for our services, our investment in items which we sub-rent, such as tanks and pumps, will reduce our expenses and reduce our reliance on third-party vendors.

Although we do not budget acquisitions, mergers or similar transactions in the normal course of business, we are currently engaged in multiple discussions related to potential transactions. We would anticipate requiring additional debt and/or equity financing in order to complete some of the transactions being evaluated.

Liquidity and Credit Facility. As of December 31, 2018, we had a cash balance of approximately $1.6 million and aggregate related party debt of $6.2 million. Because the lender under our credit facility is a related party, we benefit from a credit facility which is structured with no financial covenants and we have significant flexibility to modify our credit facility, if, and when, needed.

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

The table below reflects our liquidity as of December 31, 2018 (in thousands):

December 31, 2018
Cash	$1,615
Revolving facility availability (1)	675
Total liquidity	$2,290

_____________

(1) With Permian Pelican Inc., our controlling shareholder as of 12/31/18.

In February 2019, we borrowed the remaining $0.7 million available under the revolving credit facility to partially fund the purchase of 50 new 500bbl MCTs. Our existing capital expenditure plan for 2019 focuses primarily on reducing sub-rental expense; however, if demand remains strong, new equipment may be used to service incremental jobs for which the incremental gross margin generated will exceed the projected cost savings of replacing sub-rented equipment on existing jobs. As of April 1, 2019, we have purchased 37 new 500bbl MCTs for which the remaining payments aggregate to approximately $0.7 million.

As of April 1, 2019, we had approximately $0.7 million of cash on hand and we believe that this cash combined with our cash flow from operations will be sufficient to fund our working capital needs, the 2019 capital expenditure plan, principal and interest payments, and other contractual obligations for the next twelve months.

Contractual Obligations

The table below indicates our contractual obligations as of December 31, 2018 (in thousands):

	As of December 31, 2018
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt - related party (1)	$6,185	$1,000	$5,185	$-	$-
Interest on long-term debt - related party (2)	708	326	382	-	-
Severance obligations	281	281	-	-	-
Operating leases	343	171	172	-	-
Total	$7,517	$1,778	$5,739	$-	$-

_____________
(1) Maturity date is June 30, 2021 unless such debt is refinanced.
(2) Interest payments on Related Party Credit Facility calculated at 5.7% per annum.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources notwithstanding any impact of ASU 2016-02, Leases (Topic 842). See further discussion contained within the Recent Accounting Pronouncements section of “Note 2 – Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this document.

Net Operating Losses

As of December 31, 2018 and 2017, we had approximately $32.8 million and $31.5 million, respectively, of federal net operating loss carryforwards. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of December 31, 2018 and 2017, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have a valuation allowance of approximately $1.7 million and $2.4 million as of December 31, 2018 and 2017, respectively, on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in certain state tax jurisdictions.

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

For a detailed discussion on the application of these and other accounting policies, see “Note 2 – Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this document.

Revenue Recognition: The Company accounts for revenue under Accounting Standards Codification (ASC) Topic - 606 - Revenue from Contracts with Customers of which the core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of revenue and cash flow arising from contracts with customers. We adopted the standard effective January 1, 2018 using the full retrospective method. Other than additional required disclosures, adoption of the new standard did not have a significant impact on our consolidated financial statements.

Our revenue is generated by services which are consumed as provided to our customers on the job site. Contracts for our services are negotiated at the corporate level and are frequently approved on a per job basis in the field, with jobs being completed in a short period of time, usually measured in days or months, and generally less than a year. Revenue is recognized as performance obligations have been completed on a daily basis either as Accounts Receivable or Unbilled Receivables.

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

Contingencies: In the ordinary course of business, we are subject to various claims, suits and complaints. We, in consultation with our external legal advisors, will provide for a contingent loss in the consolidated financial statements if, at the date of the consolidated financial statements, it is probable that a liability has been incurred and the amount can be reasonably estimated. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within that range, a provision will be made for the lower amount of the range. Legal costs are expensed as incurred.

Income Taxes: We account for deferred income taxes using the asset and liability method and provide income taxes for all significant temporary differences in accordance with enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To assess the likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. Evidence supporting this ability can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions in the financial statements at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the tax jurisdictions in which we operate. Due to its recent history of losses, the Company maintains a full valuation allowance for its deferred tax assets.

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

Recently Issued Accounting Standards

For a discussion of new accounting standards, see “Note 2 – Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aly Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aly Energy Services, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Prior Year Financial Statements

As discussed in Note 12 to the financial statements, the 2017 financial statements have been restated to correct a misstatement.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Houston, Texas

April 15, 2019

ALY ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
		(Restated)

ASSETS
Current assets
Cash	$1,615	$203
Restricted cash	30	30
Accounts receivable, net	2,479	2,358
Unbilled receivables	431	1,525
Prepaid expenses and other current assets	621	390
Total current assets	5,176	4,506
Property and equipment, net	25,808	25,622
Intangible assets, net	3,349	4,099
Other assets	13	9
Total assets	$34,346	$34,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,098	$1,640
Accrued expenses	1,504	1,131
Accrued interest and other - related party	31	26
Current portion of long-term debt	-	3
Current portion of long-term debt - related party	1,000	-
Total current liabilities	3,633	2,800
Long-term debt - related party, net	5,185	6,352
Other long-term liabilities	13	412
Total liabilities	8,831	9,564
Commitments and contingencies (note 6)
Stockholders' equity
Series A preferred stock of $0.001 par value (liquidation preference of $17,292)	6,755	6,755
Authorized-20,000; issued and outstanding-17,292 as of December 31, 2018 and 2017
Preferred stock of $0.001 par value	-	-
Authorized-4,980,000; issued and outstanding-none as of December 31, 2018
Authorized-9,980,000; issued and outstanding-none as of December 31, 2017
Common stock of $0.001 par value	1	1
Authorized-15,000,000; issued and outstanding-940,918 as of December 31, 2018
Authorized-25,000,000; issued-690,918; outstanding-690,907 as of December 31, 2017
Additional paid-in-capital	54,265	53,767
Accumulated deficit	(35,506)	(35,849)
Treasury stock, 11 shares at cost as of December 31, 2017	-	(2)
Total stockholders' equity	25,515	24,672
Total liabilities and stockholders' equity	$34,346	$34,236

The accompanying notes are an integral part of these consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2018	2017
		(Restated)

Revenue	$17,330	$14,573
Expenses:
Operating expenses	9,672	9,927
Depreciation and amortization	3,406	3,614
Selling, general and administrative expenses	3,507	2,937
Total expenses	16,585	16,478
Income (loss) from operations	745	(1,905)
Other expense (income):
Debt modification fee - related party	-	320
Interest expense, net	21	24
Interest expense - related party, net	366	418
Gain on extinguishment of debt and other liabilities	-	(2,388)
Total other expense (income)	387	(1,626)
Income (loss) before income taxes	358	(279)
Income tax expense	15	59
Net income (loss)	343	(338)
Preferred stock dividends	-	63
Net income (loss) available to common stockholders	$343	$(401)

Basic earnings (loss) per share information:
Net income (loss) available to common stockholders	$0.44	$(0.61)
Weighted-average shares - basic	782,014	660,717

Diluted earnings (loss) per share information:
Net income (loss) available to common stockholders	$0.08	$(0.61)
Weighted-average shares - diluted	4,414,377	660,717

The accompanying notes are an integral part of these consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance as of December 31, 2016 (As Reported)	-	$-	335,312	$1	$28,313	$(34,158)	$(2)	$(5,846)
Impact of restatement (see Note 12)	-	-	-	-	-	(1,353)	-	(1,353)
Balance as of December 31, 2016 (As Restated)	-	-	335,312	1	28,313	(35,511)	(2)	(7,199)
Preferred stock dividends	-	-	-	-	(63)	-	-	(63)
Issuance of common shares in exchange for the
extinguishment of debt and other liabilities	-	-	82,875	-	199	-	-	199
Issuance of common shares in exchange for the
extinguishment of redeemable preferred stock	-	-	272,720	-	15,036	-	-	15,036
Issuance of preferred shares in exchange for the
extinguishment of debt and other liabilities - related party	16,092	6,435	-	-	9,657	-	-	16,092
Issuance of preferred shares in exchange for an
amendment to credit facility	1,200	320	-	-	-	-	-	320
Issuance of stock options	-	-	-	-	625	-	-	625
Net loss (Restated)	-	-	-	-	-	(338)	-	(338)
Balance as of December 31, 2017 (Restated)	17,292	6,755	690,907	1	53,767	(35,849)	(2)	24,672
Net income	-	-	-	-	-	343	-	343
Exercise of options	-	-	250,000	-	500	-	-	500
Reinstatement of treasury stock	-	-	11	-	(2)	-	2	-
Balance as of December 31, 2018	17,292	$6,755	940,918	$1	$54,265	$(35,506)	$-	$25,515

The accompanying notes are an integral part of these consolidated financial statements.

ALY ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017
		(Restated)
Cash flows from operating activities:
Net income (loss)	$343	$(338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,406	3,614
Loss on disposal of assets	13	58
Stock-based compensation	-	625
Bad debt expense	(34)	74
Gain on extinguishment of debt and other liabilities	-	(2,388)
Debt modification fee - related party	-	320
Changes in operating assets and liabilities:
Receivables	1,007	(2,509)
Prepaid expenses and other assets	(235)	80
Accounts payable	(542)	728
Accrued interest and other - related party	5	196
Accrued expenses and other liabilities	(26)	(51)
Net cash provided by operating activities	3,937	409

Cash flows from investing activities:
Purchases of property and equipment	(2,855)	(1,718)
Proceeds from disposal of property and equipment	-	15
Net cash used in investing activities	(2,855)	(1,703)

Cash flows from financing activities:
Proceeds from exercise of options	500	-
Borrowings on long-term debt - related party	250	825
Repayment of long-term debt - related party	(417)	-
Repayment of long-term debt	(3)	(9)
Net cash provided by financing activities	330	816

Net increase (decrease) in cash and restricted cash	1,412	(478)
Cash and restricted cash, beginning of period	233	711
Cash and restricted cash, end of period	$1,645	$233

Supplemental disclosure of cash flow information:
Cash paid for interest - related party	$360	$222
Cash paid for interest	12	12
Cash paid for income taxes, net	21	50

Non-cash investing and financing activities:
Extinguishment of debt and other liabilities - related party
in exchange for Series A convertible preferred stock in connection with the Recapitalization	$-	$16,092
Extinguishment of redeemable preferred stock
in exchange for common stock in connection with the Recapitalization	-	15,036
Returned equipment to lessor in exchange for release from capital lease obligation	-	91
Paid-in-kind dividends on redeemable preferred stock	-	63
Principal payments financed through the disposition of assets	-	23
Reinstatement of treasury shares	2	-

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

Throughout this report, we may also refer to Aly Energy and its subsidiaries as “we”, “our” or “us”.

Basis of Presentation

Aly Energy has two wholly-owned subsidiaries with continuing operations: Aly Operating, Inc. and Aly Centrifuge Inc. Aly Operating, Inc. has one wholly-owned subsidiary, Austin Chalk Petroleum Services Corp. We operate as one business segment which services customers within the U.S.

The consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of Aly Energy and each of its subsidiaries in the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2018 and 2017. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Reverse Stock Split

On August 7, 2018, the Company effected a 1-for-20 reverse stock split of its common stock (“Reverse Split”), as approved by its Board of Directors and stockholders. All information contained in these consolidated financial statements relating to the number of common shares, price per share and per share amounts, including such information related to options and the conversion feature of the Series A convertible preferred stock, have been retroactively restated to give effect to the Reverse Split. See Note 9 – Stockholders’ Equity for further detail.

Recapitalization

In September 2016, certain of the Company’s principal stockholders formed Permian Pelican, Inc. (“Pelican”), formerly Permian Pelican, LLC, with the objective of consummating a recapitalization transaction (the “Recapitalization”) whereby (i) our obligations under our then existing credit facility and various capital leases would be restructured and, (ii) the Company’s then outstanding redeemable preferred stock, subordinated note payable and contingent payment liability would be exchanged into common stock resulting in a gain on extinguishment of debt and other liabilities of $2.4 million. The Recapitalization, completed on January 31, 2017, had a significant impact on our capital structure and on our consolidated financial statements for the year ended December 31, 2017. See Note 13 – Recapitalization for further detail.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenue and expenses recognized during the reporting period. Areas where critical accounting estimates are made by management include:

•	Revenue recognition,
•	Allowance for doubtful accounts,
•	Depreciation and amortization of property and equipment and intangible and other assets,
•	Impairment of property and equipment and intangible and other assets,
•	Litigation settlement accruals,
•	Stock-based compensation, and
•	Income taxes.

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

During the year ended December 31, 2018, the Company derived revenue from 49 customers. Significant customers, customers which individually generated more than 10.0% of total revenue, collectively accounted for approximately $10.8 million, or 62.5% of our revenue. Amounts due from these customers included in accounts receivable and unbilled receivables as of December 31, 2018 aggregate to $1.2 million.

During the year ended December 31, 2017, the Company derived revenue from over 40 customers. Significant customers, customers which individually generated more than 10.0% of total revenue, collectively accounted for approximately $8.2 million, or 56.3% of our revenue. Amounts due from these customers included in accounts receivable and unbilled receivables as of December 31, 2017 aggregate to $1.8 million.

Cash

For purposes of the consolidated statements of cash flows, cash is defined as cash on-hand and balances in operating bank accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, we have no cash equivalents. Restricted cash serves as collateral for the Company's corporate credit card program.

Accounts Receivable, Unbilled Receivables and Allowance for Doubtful Accounts

Accounts receivable and unbilled receivables are stated at the amount which has been or will be billed to customers. Once billed, customer payments are typically due within 30 days. We provide an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, existing economic conditions and specific identification. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments. As of December 31, 2018 and 2017, the allowance for doubtful accounts was approximately $70,000 and $73,000, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. The cost of property and equipment currently in service less its residual value is depreciated on a straight-line basis over the estimated useful lives of the related assets. A residual value of 20% is used for asset types deemed to have a salvage value. Typically, these assets contain a large amount of iron in their construction. Leasehold improvements are amortized on a straight-line basis over the shorter of their economic lives or the lease term.

Estimated useful lives of property and equipment are as follows:

Machinery and equipment	1 - 20 years
Vehicles, trucks and trailers	5 - 7 years
Office furniture, fixtures and equipment	3 - 7 years
Leasehold improvements	Remaining lease term
Buildings	20 years

When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved and the impact of any resulting gain or loss is recognized within “Selling, general and administrative expenses” on the consolidated statement of operations for the period. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred. Refurbishments are capitalized when the value of the equipment is enhanced for an extended period.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. The Company’s assets are grouped at the lowest level of identifiable cash flows. If the asset grouping’s fair value is less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The net carrying value of assets not fully recoverable is reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges.

Management determined there were no events or changes in circumstances during the years ended December 31, 2018 and 2017 indicating the carrying amount of long-lived assets may not have been recoverable and, accordingly, there were no impairments recorded.

Intangible Assets

The Company’s intangible assets with finite lives include customer relationships and trade names. The value of customer relationships is estimated using the income approach, specifically the excess earnings method. The excess earnings method consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to the Company’s business plan, income taxes and required rates of return. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

The Company amortizes intangible assets based upon a straight-line basis because the pattern of economic benefits consumption cannot otherwise be reliably estimated. Customer relationships and trade names each have a useful life of ten years.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the likelihood and extent that deferred tax assets will be realized, consideration is given to projected future taxable income and tax planning strategies. A valuation allowance is recorded when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. See further discussion in “Note 5 – Income Taxes”

We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination.

Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. However, there were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the years ended December 31, 2018 and 2017. We had no uncertain tax positions as of December 31, 2018 and 2017.

Stock-Based Compensation

From time-to-time, we issue time-based vesting and performance-based vesting stock options, time-based vesting and performance-based vesting restricted stock units, and restricted stock awards to our employees as part of those employees’ compensation and as a retention tool for non-employee directors. We calculate the fair value of the awards on the grant date and amortize that fair value to compensation expense ratably over the vesting period of the award, net of estimated and actual forfeitures. The grant date fair value of our restricted stock awards and restricted stock units is determined using our stock price on the grant date. The fair value of our stock option awards is estimated using a Black-Scholes fair value model. The valuation of our stock options requires us to estimate the expected term of the award, which we estimate using the simplified method as we do not have sufficient historical exercise information. Additionally, the valuation of our stock option awards is also dependent on historical stock price volatility. In view of our insignificant trading volume, volatility is calculated based on historical stock price volatility of our peer group with a lookback period equivalent to the expected term of the award. Fair value of performance-based stock options and restricted stock units is estimated in the same manner as our time-based awards and assumes that performance goals will be achieved, and the awards will vest. If the performance-based awards do not vest, any previously recognized compensation costs will be reversed. We record stock-based compensation as a component of general and administrative or direct operating expense based on the role of the applicable individual.

There was no stock-based compensation expense recorded during the year ended December 31, 2018.

During the year ended December 31, 2017, we recorded stock-based compensation expense of $0.6 million. See further discussion in “Note 8 – Stock-Based Compensation”.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that could have been outstanding assuming the exercise of outstanding stock options and restricted stock or other convertible instruments, as appropriate. See further discussion in “Note 10 – Earnings per Share”.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which we adopt as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

Accounting Standards Adopted in 2018

Revenue recognition. On January 1, 2018, we adopted accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) to all contracts using the full retrospective method. The Company does not incur significant contract costs. The adoption of ASC 606 did not have a material impact on our consolidated financial statements, and we did not record any adjustments to opening retained earnings, because our services and rental contracts are principally charged on an hourly or daily rate basis and are primarily short-term in nature, typically less than 30 days.

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

Performance Obligations

We have concluded that our contractual promises to provide equipment rental, rig-up/rig-down and transportation services are not separately identifiable in the context of how our customers derive value from our contracts and therefore represent a single performance obligation. The majority of the Company’s performance obligations are satisfied over time, which is generally represented by a period measured in days or months.

The activities included in the “other revenue” stream are not distinct as our customers would not benefit from these activities separately.

Under our revenue contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our revenue contracts do not give rise to contract assets or liabilities under ASC 606.

There was no revenue recognized in the current period from performance obligations satisfied in previous periods. The Company's significant judgments made in connection with ASC 606 included the determination of when the Company satisfies its performance obligation to customers and the applicability of the as invoiced practical expedient.

Disaggregation of Revenue

Rental Services – We are a provider of solids control systems and surface rental equipment, including centrifuges and auxiliary solids control equipment, mud circulating tanks (400 and 500-barrel capacity) and auxiliary surface rental equipment (e.g. portable mud mixing plants, and containment systems). We generate revenue primarily from renting this equipment at per-day rates. In connection with certain of our solids control operations, we also provide personnel to operate our equipment at the customer’s location at per-day or per-hour rates. We recognize revenue on rental services upon completion of each day of services.

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

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following table presents our revenue disaggregated by revenue source (in thousands):

	For the Year Ended December 31,
	2018	2017

Rental services	$12,174	$10,385
Transportation services	2,643	2,133
Rig-up/rig-down services	2,355	1,861
Other	158	194
Total	$17,330	$14,573

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

The Company applies the “as-invoiced” practical expedient as the amount of consideration the Company has a right to invoice corresponds directly with the value of the Company’s performance to date.

Additionally, our payment terms are short-term in nature with settlements of one year or less. We have, therefore, utilized the practical expedient in ASC 606-10-32-18 exempting the Company from adjusting the promised amount of consideration for the effects of a significant financing component given that the period between when the Company transfers a promised good or service to its customer and when the customer pays for that good or service will be one year or less.

The majority of our services are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Accordingly, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Adjustments to Previously Reported Financial Statements from the Adoption of ASC 606

In accordance with the new revenue standard requirements, there was no impact of adoption on our condensed consolidated balance sheet. The impact of adoption on our condensed consolidated statement of operations is reflected below (in thousands):

	For the Year Ended December 31, 2017
	As Restated	Adoption of ASC 606	As Adjusted
Rental services	$10,385	$-	$10,385
Rig-up/Rig-down services	1,861	-	1,861
Transportation services	2,133	-	2,133
Other	258	(64)	194
Total revenue	14,637	(64)	14,573

Operating expenses	9,927	-	9,927
Depreciation and amortization	3,614	-	3,614
Selling, general and administrative expenses	3,001	(64)	2,937
Total expenses	16,542	(64)	16,478
Loss from operations	$(1,905)	$-	$(1,905)

Modification Accounting for Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09 Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new ASU, an entity should apply modification accounting unless the fair value, the vesting conditions, and the classification as equity or liability of the modified award all remain the same as the original award. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no material impact on our consolidated financial statements.

Clarifying the Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business, in an effort to clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance had no material impact on our consolidated financial statements.

Deferred Taxes on Intra-Entity Asset Transfers. In October 2016, the FASB issued ASU No. 2016-16 Income Tax (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. This new guidance eliminated this exception and requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs. We applied the update effective January 1, 2018. The adoption of this new guidance had no material impact on our consolidated financial statements.

Restricted Cash Presentation. In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash, a consensus of the FASB Emerging Issues Task Force. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We applied the update prospectively beginning January 1, 2018. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Fair Value Measurement Disclosure. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (topic 820) – Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement. This new guidance eliminated, modified and added certain disclosure requirements related to fair value measurements. The amended disclosure requirements are effective for all entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact of adopting this guidance. However, we currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

Stranded Tax Effects from the Tax Cuts and Jobs Act. In February 2018, the FASB issued ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. U.S. GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (referred to as “stranded tax effects”). The amendments in this ASU allow a specific exception for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. In addition, the amendments in this update also require certain disclosures about stranded tax effects. The standard will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326), which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. It requires an entity to estimate credit losses expected over the life of an exposure based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This guidance will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance.

Leases. In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification as either a financing or operating lease will determine whether lease expense is recognized on an effective interest method basis or on a straight-line basis over the term of the lease, respectively.

The new standard is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The package of practical expedients, the use of hindsight, and the land easement practical expedient may each be elected on its own or with either or both of the other practical expedients. The package of practical expedients must be elected entirely or not at all. We expect to elect the package of practical expedients which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard.

We expect that this standard will have a material effect on our balance sheet. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and real estate operating leases; and providing significant new disclosures about our leasing activities. On adoption, we currently expect to recognize additional operating liabilities ranging from $0.4 million to $0.6 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We do not believe the new standard will materially affect our consolidated net earnings. These estimates are based on our current lease portfolio as of December 31, 2018, and the actual amounts may be different as a result of changes in our overall lease portfolio. While substantially complete, we are still in the process of finalizing our evaluation of the new standard and the overall impact of the new guidance on our consolidated financial statements and related disclosures.

NOTE 3 — DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2018	2017
Prepaid insurance	$399	$355
Other prepaid expenses	186	34
Other current assets	36	1
Total prepaid expenses and other current assets	$621	$390

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	As of December 31,
	2018	2017
		(Restated)
Machinery and equipment	$33,503	$31,418
Vehicles, trucks and trailers	4,242	4,265
Office furniture, fixtures and equipment	567	560
Leasehold improvements	63	105
Buildings	212	212
	38,587	36,560
Less: Accumulated depreciation and amortization	(13,490)	(11,011)
	25,097	25,549
Assets not yet placed in service	711	73
Property and equipment, net	$25,808	$25,622

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2018 and 2017 was $2.7 million and $2.9 million (restated), respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Customer Relationships	Tradename	Total

As of December 31, 2018:
Cost	$5,323	$2,174	$7,497
Less: Accumulated amortization	(2,964)	(1,184)	(4,148)
Net book value	$2,359	$990	$3,349

As of December 31, 2017:
Cost	$5,323	$2,174	7,497
Less: Accumulated amortization	(2,432)	(966)	(3,398)
Net book value	$2,891	$1,208	$4,099

Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending December 31,

2019	$750
2020	750
2021	750
2022	679
2023	326
Thereafter	94
$3,349

Total amortization expense for the years ended December 31, 2018 and 2017 was approximately $0.8 million and $0.8 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2018	2017
Accrued compensation	$384	$306
Insurance payable	366	302
Accrued severance	281	10
Sales tax payable	211	188
Other accrued expenses	262	325
Total accrued expenses	$1,504	$1,131

NOTE 4 — LONG-TERM DEBT – RELATED PARTY

Long-term debt – related party consists of the following (in thousands):

	December 31, 2018
	Current	Long-Term
Credit facility
Term loan	$1,000	$4,185
Revolving credit facility	-	1,000
Delayed draw term loan	-	-
Total	$1,000	$5,185

Credit Facility – Related Party: Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility

In conjunction with the Recapitalization, we entered into the Second Amended and Restated Credit Agreement with Pelican, a related party, on January 31, 2017 (“Related Party Credit Facility”).

On June 30, 2018, the Company entered into the Third Amended and Restated Credit Agreement with Pelican which, among other things, (i) combined the outstanding balances on the delayed draw term loan and the term loan and initiated a required monthly principal payment of approximately $83,000 on the aggregate outstanding balance of the term loan, (ii) expanded availability on the revolving credit facility by $0.7 million while simultaneously reducing the aggregate availability under the other lines of the facility by the same amount, and (iii) extended the maturity date of the facility to June 30, 2021. Borrowings under the Related Party Credit Facility are subject to monthly interest payments at an annual base rate of the six-month LIBOR rate on the last day of the calendar month plus a margin of 3.0%. The obligations under the Related Party Credit Facility are guaranteed by all our subsidiaries and secured by substantially all of our assets. The Related Party Credit Facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The Related Party Credit Facility does not include any financial covenants.

Effective June 30, 2018, Pelican assigned and transferred its rights under the credit agreement to an affiliated entity, Permian Pelican Financial, LLC (“PPF”). The members and membership interests of PPF are the same as Pelican and PPF is a related party.

Under the revolving credit facility, the Company has the ability to borrow the lesser of 80% of eligible receivables, as defined in the credit agreement, and $1.7 million. As of December 31, 2018, there was $1.0 million outstanding under the revolving credit facility and the Company had the ability to borrow an incremental $0.7 million.

In February 2019, the Company borrowed the remaining $0.7 million available under the revolving credit facility.

NOTE 5 — INCOME TAXES

During the year ended December 31, 2017, the Tax Cuts and Jobs Act ("U.S. Tax Reform") was enacted by the U.S. federal government. The legislation significantly changed U.S. income tax law, by, among other things, lowering the federal corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, there are many new provisions, including changes to expensing of qualified tangible property and the deductions for executive compensation and interest expense. During the years ended December 31, 2018 and 2017, we recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of accounting standards for income taxes in the reporting period in which the 2017 Tax Act was enacted. The Company determined the reduction in the federal tax rate applicable to deferred tax balances reduced the net deferred tax asset balance, before valuation allowance, by approximately $0.8 million, with a corresponding reduction in the recorded valuation allowance.

The provision for income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2018	2017

Current provision:
Federal	$-	$-
State	15	59
Total current provision	15	59
Deferred benefit:
Federal	-	-
State	-	-
Total deferred benefit	-	-
Provision for income taxes	$15	$59

The following table reconciles the statutory tax rates to our effective tax rate:

	For the Years Ended December 31,
	2018	2017
		(Restated)
Federal statutory rate	21.00%	34.00%
State taxes, net of federal benefit	3.38%	-7.28%
Write-off of state NOLs	190.60%	0.00%
Valuation allowance - write-off of state NOLs	-190.60%	0.00%
Permanent differences	2.42%	-5.15%
Deferred income taxes - Tax Reform Rate Change	0.00%	-356.48%
Valuation allowance - Tax Reform Rate Change	0.00%	356.48%
Valuation allowance - other	-22.86%	-223.47%
Gain on cancellation of debt income - Recapitalization	0.00%	214.15%
Accrued interest on equity - Recapitalization	0.00%	-33.65%
Other	0.34%	0.00%
Effective income tax rate	4.28%	-21.40%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income taxes. Components of our deferred income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2018	2017
		(Restated)
Deferred tax assets:
Allowance for doubtful accounts	$15	$15
Net operating loss	6,904	6,664
Start-up costs	8	9
State net operating loss, net of federal benefit	443	1,005
Accrued compensation	59	84
Charitable contributions and other	13	9
Total deferred tax assets	7,442	7,786
Deferred tax liabilities:
Prepaid assets	7	82
Property and equipment	4,779	4,271
Intangibles	462	595
State deferreds, net of federal benefit	272	153
Total deferred tax liabilities	5,520	5,101

Net deferred tax assets before valuation allowance	1,922	2,685
Valuation allowance	(1,922)	(2,685)
Net deferred tax assets after valuation allowance	$-	$-

We have a loss for the year ended December 31, 2018 for federal income tax purposes and in certain state income tax jurisdictions. As of December 31, 2018, we had a gross U.S. federal net operating loss (NOL) of $32.9 million, of which $31.3 million is subject to pre-Tax Cuts and Jobs Act carryforward limitations and will begin expiring in 2033 if not utilized. The remaining $1.5 million is indefinitely carried forward and is limited to offset 80% of federal taxable income in each carryforward year. We also have state NOL carryforwards that will affect state taxes of approximately $0.4 million that will begin to expire in 2034. Carryback provisions are not allowed by all states, accordingly the state NOLs also give rise to a deferred tax asset. The Company’s ability to utilize its NOL carryforwards to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. Management considers cumulative losses and other negative evidence as well as positive evidence such as the scheduled reversal of deferred tax liabilities, future profitability, and tax planning strategies in making this assessment. From its evaluation, the Company has concluded that, based on the weight of available evidence, it is not more likely than not to realize the benefit of its deferred tax assets. Therefore, the Company has maintained a valuation allowance of $1.9 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company wrote-off approximately $0.7 million of deferred tax assets associated with its state NOL carryforward as a result of terminating operations in certain states. The write-off was offset by a corresponding release in the valuation allowance of $0.7 million.

We file income tax returns in our major taxing jurisdictions, which include the US federal jurisdiction, Texas and Oklahoma. Our federal tax returns remain open for the tax year 2015 forward and our state tax returns remain open for tax year 2014 forward. None of our federal or state income tax returns are currently under examination by the Internal Revenue Service or state tax authorities.

The Company has restated its 2017 comparative disclosure for the restatement adjustment detailed in Note 12. The Company has analyzed the impact of the restatement adjustment on both federal and state deferred taxes as of December 31, 2017 and recorded a deferred income tax benefit of $0.3 million, offset by an equal adjustment to the valuation allowance. The deferred income tax benefit to federal and state NOLs was approximately $42,000 and $25,000, respectively. The deferred income tax benefit recorded to federal property, plant and equipment deferred tax liability was $0.2 million and the deferred income tax benefit recorded to state deferred tax liability was approximately $8,000.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to certain claims arising in the ordinary course of business. Management does not believe any claims will have a material adverse effect on our financial position or results of operations.

The Company entered into certain employment agreements in connection with acquisitions in 2014 which provided for specified severance obligations of the Company in the event of a termination of employment of the subject employees. The Company also entered into a similar employment agreement in 2014 in connection with the recruitment of an additional employee. During 2015 and 2016, the employment of these individuals was terminated, and the Company did not pay the severance obligations that were contemplated by the employment agreements in the event that the cessation of employment would be determined to have been a termination by the Company “without cause.” During the years ended December 31, 2018 and 2017, we settled certain of these obligations reducing the liability previously recorded. As of December 31, 2018 and 2017, the aggregate unpaid severance obligations under these agreements was approximately $0.2 million and $0.4 million, respectively. As of March 31, 2019, we have settled all remaining obligations and we no longer have a liability related to unpaid severance obligations.

Contractual Commitments

We have numerous contractual commitments in the ordinary course of business including debt service requirements and operating leases. We lease land, facilities and equipment from non-affiliates. Certain of these leases extend to 2021.

Operating Leases

We lease certain property and equipment under non-cancelable operating leases that expire on various dates through 2021. The terms of our operating leases generally range from one to five years. We are also party to certain month-to-month leases that can be cancelled at any time. Lease expense under all non-cancelable operating leases totaled approximately $0.2 million for the years ended December 31, 2018 and 2017. As of December 31, 2018, the future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31,
2019	$171
2020	112
2021	60
$343

NOTE 7 — RELATED PARTY TRANSACTIONS

From time-to-time, the Company engages in business transactions with related parties, including Pelican and PPF.

Former Controlling Shareholder – Pelican

Beginning January 31, 2017, upon completion of the Recapitalization, Pelican held the power to vote the substantial majority of the Company’s outstanding common stock. As of December 31, 2018, six of our seven board members, including two of our executive officers, and our Chief Financial Officer held an ownership interest in Pelican.

On January 31, 2017, we issued 16,092 shares of Series A convertible preferred stock to Pelican in connection with the Recapitalization. On May 23, 2017, in consideration of the increase in the revolving credit facility and the extension of the final maturity date of the Related Party Credit Facility, the Company issued Pelican an amendment fee of 1,200 shares of Series A convertible preferred stock. Each share of Series A convertible preferred stock could be converted into 166.632 shares of the Company’s common stock at any time at the option of the shareholder and had a liquidation preference of $1,000 per share. All shares of the Series A convertible preferred stock voted on an “as if converted” basis.

As of December 31, 2018 and 2017, Pelican owned 17,292 shares of Series A convertible preferred stock which was convertible into 2,881,400 common shares and carried a liquidation preference of $17.3 million. On an as-if-converted basis, Pelican owned approximately 75.4% and 80.7% of our common stock (excluding the impact of options) as of December 31, 2018 and 2017, respectively. As such, Pelican, who owned 100% of the Series A convertible preferred stock, controlled the substantial majority of votes of Aly Energy.

On January 28, 2019, we executed an Agreement and Plan of Merger (“Merger Agreement”) with Pelican pursuant to which Pelican merged with and into the Company (the “Merger”). By virtue of the Merger, each issued and outstanding share of Pelican common stock, 7,429 shares in aggregate, was converted into 387.858 shares of our common stock and each share of Series A convertible preferred stock was canceled. We issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, with a value of approximately $14.4 million in consideration for all of the shares of Pelican common stock outstanding as of the Merger on January 28, 2019. The new shares of our common stock were issued directly to the individual shareholders of Pelican and, as a result, effective January 28, 2019, we no longer have a controlling shareholder.

Related Party Lender – PPF

In January 2017, we entered into the Related Party Credit Facility with Pelican. Effective June 30, 2018, Pelican assigned and transferred its rights under the Related Party Credit Facility to PPF. Because the members and membership interests of PPF are the same as Pelican, PPF is a related party. See Note 4 – Long-Term Debt – Related Party for further detail on the Related Party Credit Facility.

In connection with our Related Party Credit Facility, during each of the years ended December 31, 2018 and 2017, we recorded interest expense of approximately $0.4 million. In addition, approximately $0.3 million of expense was recorded during the year ended December 31, 2017 related to a debt modification fee in connection with Amendment No. 2 to the Related Party Credit Facility which was entered into on May 23, 2017. The fee consisted of 1,200 shares of our Series A convertible preferred stock. Approximately $0.2 million of the aggregate interest expense on the Related Party Credit Facility recorded during the year ended December 31, 2017 was included in the obligations exchanged as part of the Recapitalization.

Our consolidated balance sheet includes accrued interest under the Related Party Credit Facility of approximately $31,000 and $26,000 as of December 31, 2018 and 2017, respectively.

Other Related Party Transactions

Tim Pirie, appointed as a director of the Company on March 3, 2015, holds a 30% ownership interest in Canadian Nitrogen Services, Ltd. (“CNS”), one of the sellers involved with an acquisition completed in April 2014. Part of the acquisition price was payable in contingent consideration and part of the purchase price was payable in redeemable preferred stock. On January 31, 2017, in connection with the Recapitalization, the remaining contingent consideration liability and the redeemable preferred stock were converted into 22,875 and 151,972 shares of the Company’s common stock, respectively, of which CNS received 46,032 shares.

NOTE 8 — STOCK-BASED COMPENSATION

As of December 31, 2018 and 2017, we had two stock-based compensation plans with outstanding options. Only one of our plans is currently available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the board of directors.

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

Black-Scholes-Merton Assumptions
Risk-free interest rate	1.76%
Expected life (years)	5
Volatility	60.00%
Dividend yield	-

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

Options to purchase 590,166 and 843,094 common shares under the 2017 Plan were outstanding as of December 31, 2018 and 2017, respectively. These options were granted, vested and became exercisable during the year ended December 31, 2017. As a result, we recorded stock-based compensation of $0.6 million, the full value of the grant of options to purchase common stock, as a component of selling, general and administrative expenses during the year ended December 31, 2017.

Omnibus Incentive Plan

Subsequent to the adoption of the 2017 Plan, options are no longer permitted to be granted under the previous Omnibus Incentive Plan (the “2013 Plan”). Options to purchase 11,706 common shares under the 2013 Plan were outstanding and none of these options were vested as of December 31, 2018 and 2017.

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

The aggregate unrecognized compensation cost related to these non-vested stock option awards is approximately $0.3 million. Such amount will be recognized in the future upon occurrence of Liquidity Event that results in a vesting of the options. During the year ended December 31, 2018, there were no forfeited options. Options to purchase 418 shares of common stock were forfeited during the year ended December 31, 2017.

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Shares

On August 7, 2018, the Company effected the Reverse Split, a 1-for-20 reverse stock split of its common stock, as approved by its Board of Directors and stockholders. Under the terms of the Reverse Split, each 20 shares of common stock issued and outstanding as of such effective date was automatically reclassified and changed into one share of common stock without further action by the stockholder. In lieu of issuing fractional shares in connection with the Reverse Split, holders received the proportionate fraction of $7.00 per share in cash. The aggregate payment for all fractional shares was $231.35. Shares of common stock previously issued and held as treasury shares were escheated to applicable governmental authorities and, in connection with the Reverse Split, were reinstated as outstanding shares of common stock. All share and per share amounts in these consolidated financial statements, including such amounts related to options and the conversion feature of the Series A convertible preferred stock, have been retroactively restated to reflect the Reverse Split.

On August 7, 2018, we filed an amendment to our certificate of formation reducing our authorized common shares from 25,000,000 to 15,000,000.

On August 20, 2018, our former Chief Executive Officer, Shauvik Kundagrami, exercised options to purchase 250,000 shares of common stock for an exercise price of $2.00 per share, or $500,000 in aggregate.

On January 31, 2017, we issued 355,595 shares of our common stock to the former holders of our redeemable preferred stock, a subordinated note payable, and a contingent payment liability (an aggregate of six individual entities and persons).

On January 28, 2019, in connection with the Merger, we issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, in consideration for all of the shares of Pelican common stock outstanding as of the effective date of the Merger. Please see Note 7 – Related Party Transactions for additional detail.

Preferred Shares

On August 7, 2018, we filed an amendment to our certificate of formation reducing our aggregate authorized preferred stock from 10,000,000 to 5,000,000 shares. Previously, in connection with the Recapitalization, the Company allocated 20,000 of the authorized preferred shares to be authorized Series A convertible preferred shares. Authorized preferred shares, with a par value of $0.001 per share, total 4,980,000 and 9,980,000 as of December 31, 2018 and 2017, respectively, of which, none were issued and outstanding as of December 31, 2018 and 2017.

On January 28, 2019, by virtue of the Merger, each issued and outstanding share of our Series A convertible preferred stock was canceled. Please see Note 7 – Related Party Transactions for additional detail on the Merger.

Redeemable Preferred Stock

Prior to the Recapitalization on January 31, 2017, the Company had two series of redeemable preferred stock which were entitled to a cumulative paid-in-kind dividend of 5% per year on their respective liquidation preference, compounded quarterly. Both series of redeemable preferred stock, including all accrued dividends, were converted into an aggregate of 272,720 shares of our common stock in connection with Recapitalization. There was no redeemable preferred stock outstanding as of December 31, 2018 and 2017. Aggregate dividends accrued during the year ended December 31, 2017 were approximately $63,000.

NOTE 10 – EARNINGS PER SHARE

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

For the year ended December 31, 2017, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the year ended December 31, 2018 are shown below (in thousands, except for share and per share amounts):

For the Year Ended December 31, 2018
Numerator:
Net income available to common stockholders	$343

Denominator:
Weighted average shares used in basic earnings per share	782,014
Series A convertible preferred stock	2,881,400
Stock options issued under the 2017 Plan	750,963
Weighted average shares used in diluted earnings per share	4,414,377

Basic earnings per share	$0.44
Diluted earnings per share	$0.08

Unvested stock options under the 2013 Plan are excluded from the computation of basic and diluted earnings per share because they vest upon the occurrence of certain events as defined in the 2013 Plan. As of December 31, 2018, there were 11,706 stock options outstanding and unvested under the 2013 Plan.

NOTE 11 – SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table represents summarized data for each of the quarters in the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	For the Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
		(Restated)	(Restated)	(Restated)
Revenue	$4,088	$4,518	$4,388	$4,336
Income (loss) from operations	419	368	(163)	121
Income (loss) before income taxes	314	273	(258)	29
Net income (loss)	311	303	(279)	8
Net income (loss) available to common stockholders	311	303	(279)	8
Earnings per common share - basic	$0.33	$0.38	$(0.40)	$0.01
Earnings per common share - diluted	$0.08	$0.07	$(0.40)	$0.00

	For the Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$3,439	$4,122	$4,175	$2,837
Income (loss) from operations	(792)	73	(612)	(574)
Income (loss) before income taxes	(871)	2	(999)	1,589
Net income (loss)	(912)	(4)	(1,002)	1,580
Net income (loss) available to common stockholders	(912)	(4)	(1,002)	1,517
Earnings per common share - basic	$(1.32)	$(0.01)	$(1.45)	$2.67
Earnings per common share - diluted	$(1.32)	$(0.01)	$(1.45)	$0.65

See “Note 12 – Restatement of Prior Year Financial Statements” for a discussion of the restatement and its impact on the financial statements.

NOTE 12 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

Prior to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2018, the Company concluded that its previously issued consolidated financial statements for the years ended December 31, 2017 and 2016 and for the quarters ending March 31, 2018 and 2017, June 30, 2018 and 2017 and September 30, 2018 and 2017 should be restated due to accounting errors discovered in conjunction with certain remediation activities for our internal controls over financial reporting.

During the first quarter of 2019, we reviewed our existing fixed asset inventory, our current and historical fixed asset records, and the accounting for a significant transaction in 2016 in which we sold assets with a net book value of $18.6 million to Tiger Finance, LLC (“Tiger”). As a result of this review, we (i) identified certain assets which were included in the asset purchase agreement with Tiger and had not been written off in connection with the sale, and (ii) identified certain other assets which had been disposed of on or prior to December 31, 2016 which had not been written off at the time of disposal.

We determined it would be necessary to restate the financial statements for the years ended December 31, 2017 and 2016 and the quarters ended March 31, 2018 and 2017, June 30, 2018 and 2017 and September 30, 2018 and 2017. The adjustments to the consolidated statements of operations consist of an increased impairment and increased loss on disposal of assets in 2016 and a reduction in depreciation expense during all periods from November 1, 2016 through September 30, 2018. The adjustments to the consolidated balance sheet consist of a reduction of property and equipment, net in all periods to reflect the write-off of certain assets in 2016. The Company’s consolidated statements of cash flows had no changes to net cash flows from operating, investing or financing activities as a result of the restatement. The impact of the restatement to the consolidated financial statements for the year ended December 31, 2017 was as follows (in thousands):

	Consolidated Statement of Operations
	For the Year Ended
	December 31, 2017
	As Reported	Adjustment	As Restated
Depreciation and amortization	$3,701	$(87)	$3,614
Total expenses	16,565	(87)	16,478
Income (loss) from operations	(1,992)	87	(1,905)
Income (loss) before income taxes	(366)	87	(279)
Net income (loss)	(425)	87	(338)
Net income (loss) available to common stockholders	$(488)	$87	$(401)
Earnings per common share - basic	$(0.74)	$0.13	$(0.61)
Earnings per common share - diluted	$(0.74)	$0.13	$(0.61)

	Consolidated Balance Sheet
	As of December 31, 2017
	As Reported	Adjustment	As Restated
Assets
Property and equipment, net	$26,888	$(1,266)	$25,622
Total assets	35,502	(1,266)	34,236
Liabilities and stockholders' equity
Accumulated deficit	(34,583)	(1,266)	(35,849)
Total stockholders' equity	25,938	(1,266)	24,672
Total liabilities and stockholders' equity	$35,502	$(1,266)	$34,236

The impact of the restatement for each of the quarters in the nine months ended September 30, 2018 and the year ended December 31, 2017 was as follows (in thousands):

	Consolidated Statements of Operations
	Three Months Ended
	September 30, 2018 (Unaudited)			June 30, 2018 (Unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Depreciation and amortization	$862	$(21)	$841	$888	$(21)	$867
Total expenses	4,171	(21)	4,150	4,572	(21)	4,551
Income (loss) from operations	347	21	368	(184)	21	(163)
Income (loss) before income taxes	252	21	273	(279)	21	(258)
Net income (loss)	282	21	303	(300)	21	(279)
Net income (loss) available to common stockholders	$282	$21	$303	$(300)	$21	$(279)
Earnings per common share - basic	$0.35	$0.03	$0.38	$(0.43)	$0.03	$(0.40)
Earnings per common share - diluted	$0.06	$0.00	$0.07	$(0.43)	$0.00	$(0.40)

	Three Months Ended
	March 31, 2018 (Unaudited)
	As Reported	Adjustment	As Restated
Depreciation and amortization	$891	$(21)	$870
Total expenses	4,236	(21)	4,215
Income (loss) from operations	100	21	121
Income (loss) before income taxes	8	21	29
Net income (loss)	(13)	21	8
Net income (loss) available to common stockholders	$(13)	$21	$8
Earnings per common share - basic	$(0.02)	$0.03	$0.01
Earnings per common share - diluted	$(0.02)	$0.00	$0.00

	Three Months Ended
	December 31, 2017 (Unaudited)			September 30, 2017 (Unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Depreciation and amortization	$908	$(21)	$887	$944	$(22)	$922
Total expenses	4,252	(21)	4,231	4,071	(22)	4,049
Income (loss) from operations	(813)	21	(792)	51	22	73
Income (loss) before income taxes	(892)	21	(871)	(20)	22	2
Net income (loss)	(933)	21	(912)	(26)	22	(4)
Net income (loss) available to common stockholders	$(933)	$21	$(912)	$(26)	$22	$(4)
Earnings per common share - basic	$(1.35)	$0.03	$(1.32)	$(0.04)	$0.03	$(0.01)
Earnings per common share - diluted	$(1.35)	$0.00	$(1.32)	$(0.04)	$0.00	$(0.01)

	Three Months Ended
	June 30, 2017 (Unaudited)			March 31, 2017 (Unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Depreciation and amortization	$922	$(22)	$900	$927	$(22)	$905
Total expenses	4,809	(22)	4,787	3,433	(22)	3,411
Income (loss) from operations	(634)	22	(612)	(596)	22	(574)
Income (loss) before income taxes	(1,021)	22	(999)	1,567	22	1,589
Net income (loss)	(1,024)	22	(1,002)	1,558	22	1,580
Net income (loss) available to common stockholders	$(1,024)	$22	$(1,002)	$1,495	$22	$1,517
Earnings per common share - basic	$(1.48)	$0.03	$(1.45)	$2.63	$0.04	$2.67
Earnings per common share - diluted	$(1.48)	$0.01	$(1.45)	$0.64	$0.01	$0.65

	Consolidated Balance Sheets
	September 30, 2018 (Unaudited)			June 30, 2018 (Unaudited)			March 31, 2018 (Unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Assets
Property and equipment, net	$26,495	$(1,203)	$25,292	$26,069	$(1,224)	$24,845	$26,449	$(1,245)	$25,204
Total assets	35,838	(1,203)	34,635	34,970	(1,224)	33,746	35,173	(1,245)	33,928
Liabilities and stockholders' equity
Accumulated deficit	(34,614)	(1,203)	(35,817)	(34,896)	(1,224)	(36,120)	(34,596)	(1,245)	(35,841)
Total stockholders' equity	26,407	(1,203)	25,204	25,625	(1,224)	24,401	25,925	(1,245)	24,680
Total liabilities and stockholders' equity	$35,838	$(1,203)	$34,635	$34,970	$(1,224)	$33,746	$35,173	$(1,245)	$33,928

	September 30, 2017 (Unaudited)			June 30, 2017 (Unaudited)			March 31, 2017 (Unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Assets
Property and equipment, net	$27,207	$(1,287)	$25,920	$27,547	$(1,309)	$26,238	$27,540	$(1,331)	$26,209
Total assets	35,820	(1,287)	34,533	36,065	(1,309)	34,756	35,235	(1,331)	33,904
Liabilities and stockholders' equity
Accumulated deficit	(33,650)	(1,287)	(34,937)	(33,624)	(1,309)	(34,933)	(32,600)	(1,331)	(33,931)
Total stockholders' equity	26,871	(1,287)	25,584	26,897	(1,309)	25,588	26,976	(1,331)	25,645
Total liabilities and stockholders' equity	$35,820	$(1,287)	$34,533	$36,065	$(1,309)	$34,756	$35,235	$(1,331)	$33,904

NOTE 13 — RECAPITALIZATION

In September 2016, Pelican was formed with the primary objective of completing the Recapitalization. Pelican agreed to acquire certain outstanding debt and capital lease obligations (“Aly Senior Obligations”), provided the Company was successful in effecting the exchange of its redeemable preferred stock, a subordinated note payable and a liability for a contingent payment into approximately 10% of our common stock on a fully diluted basis.

Effective January 31, 2017, the final restructuring event occurred, and the Recapitalization was completed which resulted in the following:

▪	an exchange of certain of the Company’s outstanding obligations (namely, the redeemable preferred stock, a subordinated note payable and a contingent payment liability) for approximately 10% of our common stock, or 355,595 common shares, on a fully diluted basis as of January 31, 2017;

▪	an exchange of certain amendments to the Aly Senior Obligations (namely, a $16.1 million principal reduction, removal of restrictive covenants and extended maturity of payment obligations) for shares of our Series A convertible preferred stock (liquidation preference of $16.1 million or $1,000 per share) which represented approximately 80% of our common stock, or 2,681,442 common shares, on a fully diluted basis as of January 31, 2017; and

▪	the formation of a new credit agreement with Pelican (consisting of a $5.1 million term loan and $1.0 million revolving credit facility) with an extended maturity date of December 31, 2018.

The Recapitalization had a significant impact to our capital structure and to our consolidated financial statements and there was a significant dilutive effect to those shareholders who held common stock immediately before the transaction was completed.

Troubled Debt Restructuring

Except for the Pelican exchange, each exchange was accounted for as a troubled debt restructuring (“TDR”) since an equity interest in the Company was issued to fully satisfy each debt. A gain on TDR is recognized for the excess of the carrying amount of the debt over the fair value of each equity interest granted. The impact of the Recapitalization includes a “gain on the extinguishment of debt and other liabilities” from the debtors of the subordinated note payable and the contingent payment liability and a “gain on the extinguishment of redeemable preferred stock” from the holders of the redeemable preferred stock. The share price of common stock as of January 31, 2017 of $2.40 per share was used as the basis of fair value for each equity interest granted.

The impact of the TDR is as follows:

Extinguishment of Debt and Other Liabilities. The exchange of the subordinated note payable and the contingent payment liability for common stock resulted in a gain of $2.4 million, or $7.20 per share, on the consolidated statement of operations for the year ended December 31, 2017 and was recorded as an “Issuance of common stock in exchange for the extinguishment of debt and other liabilities” on the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2017.

Extinguishment of Redeemable Preferred Stock. The exchange of the redeemable preferred stock for common stock resulted in a gain of $14.4 million, or $42.80 per share, which was recorded as an “Issuance of common stock in exchange for the extinguishment of redeemable preferred stock” on the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2017.

Credit Facility Restructuring

Given the nature of the related party relationship between the Company and Pelican, the extinguishment of our Aly Senior Obligations was accounted for as a capital transaction whereby we issued Series A convertible preferred stock in exchange for the extinguishment of our Aly Senior Obligations and the issuance of a new credit facility. The exchange resulted in a gain on the extinguishment of debt and other liabilities calculated as the amount above the estimated fair value of the equity interest granted. The share price of common stock as of January 31, 2017 of $2.40 per share was used as the basis of fair value for the equity interest granted.

The impact of the exchange and extinguishment of our Aly Senior Obligations is as follows:

Old Credit Facility. The partial extinguishment and exchange of our Aly Senior Obligations ($16.1 million principal debt reduction) for shares of our Series A convertible preferred stock resulted in a gain of $9.7 million which is recorded as an “Issuance of preferred shares in exchange for the extinguishment of debt and other liabilities – related party” on the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2017. The components of the Aly Senior Obligations were as follows (in thousands):

Aly Senior Obligations as of January 31, 2017

Debt and Other Obligations Extinguished	Amount

Credit facility	$17,772
Accrued fees and interest on credit facility	1,414
Capital lease obligations	1,930
Accrued interest on capital lease obligations	26
Line of credit and accrued interest - Pelican	500
Total	$21,642

New Credit Facility. On January 31, 2017, we completed the full extinguishment of our old credit facility and we entered into a new credit agreement with Pelican which consisted of a $5.1 million term loan and $1.0 million revolving credit facility ($5.1 million and $0.5 million outstanding as of January 31, 2017). See “Note 4 – Long-Term Debt – Related Party” for further discussion.

On January 31, 2017, we issued 16,092 shares of our Series A convertible preferred stock to Pelican in exchange for the above mentioned $16.1 million reduction of the Aly Senior Obligations.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2018, as a result of the conditions that led to the restatement, a material weakness in our internal controls over financial reporting (“ICFR”) existed and our disclosure controls and procedures were not effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate Internal Control over Financial Reporting (“ICFR”), as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our ICFR as of December 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. We determined that we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A material weakness was identified relating to the write-off of assets that were disposed of during the year ended December 31, 2016 as part of the Recapitalization. We have identified certain deficiencies associated with the design, implementation and operating effectiveness of internal controls related to the disposition of fixed assets and we did not effectively operate controls over management’s review over the non-routine and complex transactions due to the lack of segregation of duties over these types of transactions. We have an ongoing remediation plan that includes our continuing use of an accounting consultant with expertise in U.S. GAAP as well as implementing full equipment inventory procedures on an annual basis and implementing additional internal controls related to the disposition of fixed assets.

Based on our evaluation, we believe this weakness did not have a significant effect on our financial results for the year ended December 31, 2018 and we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, we implemented changes to our ICFR in order to remediate certain significant deficiencies which were present as of December 31, 2017 and which, when combined, resulted in a material weakness as of December 31, 2017.

The table below outlines the significant deficiencies which have been remediated during the year ended December 31, 2018.

Significant Deficiency	Remediation Actions

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

During the second quarter of 2018, we engaged a consultant to assist management in documenting and strengthening existing controls and processes using the COSO framework. Documentation was completed whereby our new and updated controls were implemented during the second half of 2018.

Lack of control over information technology applications and the processing of transactions, specifically segregation of duties and elevated access to our accounting information systems.

During the first half of 2018, management hired additional personnel which enabled us to segregate duties more effectively and minimize elevated access privileges. We retained a consultant to assess our information technology general control environment and we developed appropriate controls and processes which were implemented during the fourth quarter of 2018.

Controls were not designed and in place to ensure all disclosures required were originally addressed in our financial statements or other required reports filed or submitted under the Securities Exchange Act.

During the second quarter of 2017, management implemented a review process with an accounting consultant with expertise in U.S. GAAP to ensure financial statements disclosures are in compliance with the Securities Exchange Act. Effective with the filing of its Form 10-Q for the period ended September 30, 2017, the Company returned to being a timely filer under SEC guidelines.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below sets forth information about our directors and executive officers:

Name	Age	Position

Munawar H. Hidayatallah	74	Chairman and Chief Executive Officer
Greg Price	67	President and Chief Operating Officer and Director
Alya Hidayatallah	43	Chief Financial Officer
James Hennessy	69	Director, Chairman of the Audit Committee
Kouros Sariri	63	Director
Saeed M. Sheikh	82	Director
Timothy J. Pirie	52	Director, Member of the Audit Committee
Zane Tankel	79	Director

Munawar H. “Micki” Hidayatallah has served on the board of directors of the Company since he founded it in July 2012. Since May 2018 and also from July 2012 until May 2017, Mr. Hidayatallah has served as the Company’s Chief Executive Officer. Mr. Hidayatallah founded Allis-Chalmers Energy Inc. (“Allis-Chalmers”) in 2001 and served as Chairman, Chief Executive Officer and a director of the company until 2011. From 2004 to 2010, Allis-Chalmers’ revenue increased more than tenfold (from $47.7 million to $659.7 million) and market capitalization increased by over seven times (from $72.2 million to $565.4 million). In February 2011, Archer Ltd. (“Archer”) acquired Allis-Chalmers for $1.1 billion. Mr. Hidayatallah is a qualified chartered accountant and served in various capacities at Stewart & Stevenson, LLC, including as Chairman of the Audit Committee from 2011 through 2015 and Vice-Chairman of Financial Affairs from 2016 through 2017.

Greg Price was elected as President and Chief Operating Officer of the Company in December 2016 and elected as a director of the Company in January 2018. From April 2016 until December 2016, he served as a Special Advisor to the CEO of the Company. From 2005 to 2016, he served in various positions, including President of Directional Drilling Services and President of Rental Tubular Division, at Allis-Chalmers Energy Inc., which was acquired in 2011 by Archer.

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

Kouros Sariri joined the board of directors in October 2012. Mr. Sariri is the founder and Chief Executive Officer of Frequency Management International (“FMI”) Inc. Founded in 2003, FMI is a manufacturer of high reliability and extreme environment electronic components used in advanced electronic system applications. In 2003, Mr. Sariri also founded Chronos Technology (merged with FMI) which serves in a research and development capacity, conducting advanced research for NASA and DOE in the area of extreme environment electronic solutions and the related manufacturing processes. Innovations envisioned and introduced by Mr. Sariri have been used in commercial satellites and scientific/robotic space missions as well as in numerous oil, gas and geothermal fields worldwide. FMI is a globally recognized brand for the high reliability solutions used successfully in LWD, MWD, wire-line and digital oilfield systems.

Saeed M. Sheikh joined the board of directors in October 2012. He founded Star Trading & Marine, Inc., a transportation and shipping company, in 1973 and has served as its president since inception. In October 2013, Mr. Sheikh was appointed to serve as Ambassador at Large for the Government of Pakistan.

Timothy J. Pirie joined the board of directors in March 2015. Mr. Pirie has over 30 years of oilfield experience. In 2003, he founded United Oilfield International, a Canadian solids control equipment and service provider with operations in Canada, United States and Peru and remained as president and director from its inception until its acquisition by the Company in 2014. He also founded Canadian Nitrogen Services in 2005 and has been president and director since its inception. It is a Canadian based N2 pumping service utilizing membrane technology with operations in Canada, United States and Saudi Arabia. In 2013 was a founder of Decisive Dividend Corporation, a publicly traded Canadian corporation. Mr. Pirie is also a founder and director of a privately held engineering / construction company currently working on E&P projects in the Middle East and a Director of Upland Oil & Gas a Peruvian focused Oil & Gas Exploration Company.

Zane Tankel has served on the board of directors since October 2012. Mr. Tankel is the Chairman and CEO of Apple-Metro, Inc., a multi-unit operator of family restaurants in the New York metropolitan area, which he co-founded in 1994. Mr. Tankel was a director of Morton’s Restaurant Group, Inc., a New York Stock Exchange company, from February 2006 until February 2012, and a director of Allis-Chalmers Energy Inc. from February 2007 until February 2011, as well as the Caribbean Restaurant Group, the San Juan, Puerto Rico based owner/operator of Burger King restaurants in and around the Caribbean. Mr. Tankel is a frequent “on air commentator” regarding the overall economy and the oil sector in particular on television shows such as Varney & Co. with Stuart Varney, Cavuto Coast to Coast with Neil Cavuto, Making Money with Charles Payne, and After the Bell with David Asman. Mr. Tankel is a member of various non-profit organizations, such as the Federal Law Enforcement Foundation, and has served as Chairman of NY Chapter of Young Presidents’ Organization. In addition, Mr. Tankel is a past recipient of the Entrepreneur of the Year award from Ernst & Young.

Director Independence

Using the definition of independence set forth in the NASDAQ Capital Market listing rules, all of our directors except Mr. Hidayatallah (our Chairman and Chief Executive Officer) and Mr. Price (our President and Chief Operating Officer) are independent.

Board Committees and Charters

Because Pelican owned substantially in excess of a majority of our issued and outstanding voting stock until January 28, 2019, we were a “controlled company” during 2018 within the meaning of the NASDAQ corporate governance standards. Under the rules pertaining to “controlled companies,” we were required to have an audit committee made up entirely of independent directors, which we have established, but we were not required to maintain a compensation committee or a nominating committee, and we no longer do so. As a result of the merger of Pelican into the Company, we no longer are a “controlled” company and intend to establish a compensation committee and nominating committee during 2019.

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

Item 11. Executive Compensation

Executive Compensation

The following table summarizes the overall compensation earned over each of the past two years ended December 31, 2018 by the persons named below (collectively the “Named Executive Officers”):

	Year	Salary		Bonus	All Other Compensation		Total
Name and Principal Position
Micki Hidayatallah	2018	$97,115	(1)	$-	$40,000	(2)	$137,115
Chairman and Chief Executive Officer	2017	$25,000		$-	$212,628	(2),(3)	$237,628

Shauvik Kundagrami	2018	$132,692	(4)	$-	$184,971	(5)	$317,663
Former Chief Executive Officer	2017	$63,462	(6)	$-	$187,628	(3)	$251,090

Alya Hidayatallah	2018	$200,000		$25,000	$-		$225,000
Chief Financial Officer	2017	$179,538	(7)	$-	$125,086	(3)	$304,624

Greg Price	2018	$200,000		$25,000	$-		$225,000
President, Chief Operating Officer, and Director	2017	$142,308	(8)	$-	$140,086	(3),(9)	$282,394

________________

(1)	Mr. Hidayatallah was named Chief Executive Officer in May 2018. Mr. Hidayatallah had previously served as Chief Executive Officer from 2012 through May 2017.
(2)	Reflects reimbursement of commuting expenses from Los Angeles to Houston.
(3)	Reflects the value of stock options granted to Mr. Hidayatallah, Mr. Kundagrami, Ms. Hidayatallah, and Mr. Price in May 2017.
(4)	Mr. Kundagrami resigned in May 2018.
(5)	Reflects severance payments to Mr. Kundagrami.
(6)	Mr. Kundagrami became Chief Executive Officer and Vice-Chairman in May 2017. His contractual salary began in October 2017.
(7)	In May 2017, Ms. Hidayatallah's salary was returned to its contractual rate.
(8)	Mr. Price became President and Chief Operating Officer in April 2017. Prior to that, Mr. Price served as a special advisor to Mr. Hidayatallah
(9)	Reflects consulting fees paid to Mr. Price when he served as a special advisor to the Chief Executive Officer from April 2016 through March 2017.

Executive Employment Agreements

Effective January 1, 2019, we entered into amended and restated employment agreements with each of Greg Price and Alya Hidayatallah. The agreements provide for a base salary of $250,000, incentive bonus arrangements and severance pay in the event of termination of employment. If 90% of our target results of operations, as determined in advance by the Board, for a calendar year are achieved, the executive will receive a bonus equal to 40% of base salary for such year; if 100% of target results of operations are achieved, the executive will receive a bonus equal to 50% of the base salary for such year; and if 110% or more of target results of operations are achieved, the executive will receive a bonus equal to 60% of the base salary for such year. The executive will also be eligible for a discretionary bonus ranging from 0% to 50% of base salary depending on the achievement of strategic objectives set in advance by the CEO. The maximum total bonus that can be paid to an executive in any year is 110% of base salary. Severance (salary continuation for 12 months) will be paid to the executive for termination without cause or termination by executive for good reason (which includes a change of control). A terminated executive will receive 50% of bonus (when and if otherwise earned by management) if terminated in first six months of the calendar year and 100% of bonus if terminated in second six months of the calendar year.

Director Compensation

The following table sets forth the information concerning all compensation earned by our directors during fiscal 2018 for service on our Board of Directors.

Name	Fees Earned
Munawar "Micki" Hidayatallah, Chairman and Chief Executive Officer	$-
Greg Price, President and Chief Operating Officer	-
James Hennessy, Audit Committee Chair	15,000
Tim Pirie, Audit Committee Member	7,500
Kouros Sariri	5,000
Saeed Sheikh	5,000
Zane Tankel	$7,500

Directors are entitled to receive $2,500 for each in-person meeting attended. In addition, Mr. Hennessy receives an additional fee of $2,500 per quarter for his service as audit committee chair.

Outstanding Equity Awards

On April 4, 2017, we adopted a 2017 Stock Option Plan (the “Stock Option Plan”) and reserved an aggregate of 843,094 shares of common stock (20% of our outstanding shares on a fully diluted basis) for the issuance of shares pursuant to options to be granted under the Stock Option Plan. At December 31, 2018, stock options outstanding were as follows:

Name	# of Options
Munawar "Micki" Hidayatallah, Chairman and Chief Executive Officer	252,928
Greg Price, President and Chief Operating Officer	168,619
Alya Hidayatallah, Chief Financial Officer	168,619

The options are fully vested, expire 10 years from the date of grant (May 2027) and have an exercise price of $2.00 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2019 by (i) each person or group who is known by us to beneficially own more than 10% of our common stock; (ii) each director; (iii) each of the Named Executive Officers and (iv) all such executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. Unless otherwise noted in the table below, each of our executive officers, directors and principal stockholders may be contacted at 3 Riverway, Suite 920, Houston, Texas 77056. The information in this table is based upon 3,822,329 shares of common stock outstanding as of March 31, 2019 and 590,166 shares of common stock issuable upon exercise of stock options.

	Common Stock
Name	Number of Shares Beneficially Owned	Percent of Class

Munawar H. Hidayatallah (1)	566,826	12.85%
Shauvik Kundagrami	531,198	12.04%
Laily Shirazi	484,823	10.99%
Greg Price (2)	175,612	3.98%
Alya Hidayatallah (3)	173,468	3.93%
Zane Tankel	131,249	2.97%
Kouros Sariri	47,024	1.07%
Saeed M. Sheikh	44,926	1.02%
Timothy J. Pirie (4)	500	0.01%
James Hennessy	0	0.00%

All directors and officers as a group	1,139,605	25.83%

________________

(1)	Mr. Hidayatallah and his spouse beneficially own 28,794 shares of common stock and an additional 3,906 shares of common stock are owned by a trust for which Mr. Hidayatallah is a trustee. Mr. Hidayatallah also has options to acquire an additional 252,928 shares of common stock.
(2)	Mr. Price has options to acquire 168,619 shares of common stock.
(3)	Ms. Hidayatallah has options to acquire 168,619 shares of common stock.
(4)	Canadian Nitrogen Services Ltd, in which Mr. Pirie has a 30% ownership interest, owns 46,032 shares of common stock. In addition, Mr. Pirie owns 500 shares of common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

At December 31, 2018, we had indebtedness under a credit facility with Permian Pelican Financial, LLC (“PPF”), a related party of $6.2 million. The obligations under the credit facility are guaranteed by all our subsidiaries and secured by substantially all our assets. On June 30, 2018, we entered into a Third Amended and Restated Credit Agreement with PPF which, among other things, (i) combined the outstanding balances on the delayed draw term loan and the term loan and initiated a required monthly principal payment of approximately $83,000 on the aggregate outstanding balance of the term loan, (ii) expanded availability on the revolving credit facility by $0.7 million while simultaneously reducing the aggregate availability under the other lines of the facility by the same amount, and (iii) extended the maturity date of the facility to June 30, 2021. Micki Hidayatallah, our Chairman, is one of the two managers of PPF and also has an ownership interest therein. Certain of our other directors are also members of PPF.

Item 14. Principal Accountant Fees and Services

Our independent auditors for the year ended December 31, 2018, RSM US LLP (“RSM”) have no direct interest in us and have been our auditors since October 13, 2015.

Audit and audit related fees by RSM related to their audits of our December 31, 2018 and 2017 consolidated financial statements and their review of those consolidated financial statements included in the Company’s quarterly reports on Form 10-Q totaled approximately $237,500 and $170,000, respectively.

PART IV

Item 15. Exhibits

Exhibit Number	Exhibit Description

2.1	Share Exchange Agreement, dated May 14, 2013, by and among Preferred Voice, Inc., Aly Energy Services, Inc. and the stockholders of Aly Energy Services, Inc. (1)
2.2	Stock Purchase Agreement, dated as of September 27, 2012, by and between Aly Energy Services, Inc. and Kurt Chew (1)
2.3	Securities Exchange Agreement, dated January 31, 2017, by and among Aly Energy Services, Inc. and the holders named therein (3)
2.4	Agreement and Plan of Merger, dated January 28, 2019, by and between Pelican Permian, Inc. and Aly Energy Services, Inc.(10)
3.1	Certificate of Incorporation, filed on August 3, 1992 with the Secretary of State of Delaware (1)
3.2	Certificate of Amendment, filed on May 2, 1994 with the Secretary of State of Delaware (1)
3.3	Certificate of Amendment, filed on March 21, 1995 with the Secretary of State of Delaware (1)
3.4	Certificate of Amendment, filed on July 27, 1995 with the Secretary of State of Delaware (1)
3.5	Certificate of Amendment, filed on March 7, 1997 with the Secretary of State of Delaware (1)
3.6	Certificate of Amendment, filed on April 27, 2007 with the Secretary of State of Delaware (1)
3.7	Certificate of Amendment, filed on May 14, 2013 with the Secretary of State of Delaware (1)
3.8	Certificate of Amendment, filed on April 10, 2014 with the Secretary of State of Delaware (2)
3.9	Certificate of Amendment, filed on June 18, 2015 with the Secretary of State of Delaware (6)
3.10	Certificate of Amendment, filed on December 21, 2015 with the Secretary of State of Delaware (7)
3.11	Certificate of Amendment, filed on May 18, 2016 with the Secretary of State of Delaware (8)
3.12	Certificate of Designation of Convertible Preferred Stock, filed on February 10, 2017 with the Secretary of State of Delaware (7)
3.13	Certificate of Amendment, filed effective August 7, 2018 (11)
3.14	Bylaws of the Registrant (1)
4.1	Third Amended and Restated Credit Agreement, dated as of June 30, 2018, by and between Aly Energy Services, Inc. and Pelican Permian Finance, LLC, (12)
10.1	Employment Agreement, dated as of January 1, 2019, by and between Aly Energy Services, Inc. and Greg Price (4)
10.2	Employment Agreement, dated as of January 1, 2019, by and between Aly Energy Services, Inc. and Alya Hidayatallah (4)
10.4	Aly Energy Services, Inc. 2017 Stock Option Plan (4)
10.5	Form of Stock Option Agreement under Aly Energy Services, Inc. 2017 Stock Option Plan (4)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer (4)
31.2	Certification of Chief Financial Officer (4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Filed as exhibit to Report on Form 8-K, dated May 15, 2013
(2)	Filed as exhibit to Report on Form 8-K, dated April 16, 2014
(3)	Filed as Exhibit to Report on Form 10-K for the year ended December 31, 2016.
(4)	Filed herewith
(5)	Filed as exhibit to Report on Form 10-K for the year ended December 31, 2014
(6)	Filed as exhibit to Report on Form 8-K, dated June 22, 2015
(7)	Filed as exhibit to Report on Form 8-K, dated December 29, 2015
(8)	Filed as exhibit to Report on Form 8-K dated May 23, 2016
(9)	Filed as exhibit to Report on Form 8-K dated February 16, 2017
(10)	Filed as exhibit to Report on Form 8-K, dated January 31, 2019
(11)	Filed as exhibit to Report on Form 8-K, dated August 8, 2018
(12)	Filed as exhibit to Report on Form 10-Q for the quarter ended June 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALY ENERGY SERVICES, INC.

Date: April 15, 2019	By:	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Munawar H. Hidayatallah	Chairman and Chief Executive Officer	April 15, 2019
Munawar H. Hidayatallah	(principal executive Officer)

/s/ Greg Price	President and Chief Operating Officer	April 15, 2019
Greg Price

/s/ Alya Hidayatallah	Chief Financial Officer, (principal	April 15, 2019
Alya Hidayatallah	financial and accounting officer)

/s/ James Hennessy	Director	April 15, 2019
James Hennessy

/s/ Kouros Sariri	Director	April 15, 2019
Kouros Sariri

/s/ Saeed M. Sheikh	Director	April 15, 2019
Saeed M. Sheikh

/s/ Zane Tankel	Director	April 15, 2019
Zane Tankel

/s/ Timothy J. Pirie	Director	April 15, 2019
Timothy J. Pirie

