Form 10-Q
period 2019-03-31
Aly Energy Services, Inc.
filed 2019-05-15
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended March 31, 2019

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

At May 15, 2019, the registrant had 3,822,329 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$645	$1,615
Restricted cash	30	30
Receivables, net	3,302	2,910
Prepaid expenses and other current assets	502	621
Total current assets	4,479	5,176
Property and equipment, net	26,517	25,808
Intangible assets, net	3,162	3,349
Operating right-of-use assets	293	-
Other assets	163	13
Total assets	$34,614	$34,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,453	$2,602
Accrued interest - related party	33	31
Current portion of long-term debt - related party	1,000	1,000
Total current liabilities	3,486	3,633
Operating lease liabilities, net	159	-
Long-term debt - related party, net	5,610	5,185
Other long-term liabilities	-	13
Total liabilities	9,255	8,831
Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock of $0.001 par value,	-	6,755
liquidation preference of $0 and $17,292 as of March 31, 2019 and December 31, 2018, respectively
Authorized-20,000; issued and outstanding-none as of March 31, 2019
Authorized-20,000; issued and outstanding-17,292 as of December 31, 2018
Preferred stock of $0.001 par value	-	-
Authorized-4,980,000; issued and outstanding-none as of March 31, 2019 and December 31, 2018
Common stock of $0.001 par value	4	1
Authorized-15,000,000; issued and outstanding-3,822,329 as of March 31, 2019
Authorized-15,000,000; issued and outstanding-940,918 as of December 31, 2018
Additional paid-in-capital	61,017	54,265
Accumulated deficit	(35,662)	(35,506)
Total stockholders' equity	25,359	25,515
Total liabilities and stockholders' equity	$34,614	$34,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2019	2018
		(restated)

Revenue	$3,919	$4,336
Expenses:
Operating expenses	2,348	2,610
Depreciation and amortization	846	870
Selling, general and administrative expenses	781	735
Total expenses	3,975	4,215
Income (loss) from operations	(56)	121
Other expense:
Interest expense, net	5	6
Interest expense - related party, net	91	86
Total other expense	96	92
Income (loss) before income taxes	(152)	29
Income tax expense	10	21
Net income (loss)	$(162)	$8

Basic earnings (loss) per share information:
Net income (loss) available to common stockholders	$(0.06)	$0.01
Weighted-average shares - basic	2,925,890	690,907

Diluted earnings (loss) per share information:
Net income (loss) available to common stockholders	$(0.06)	$0.00
Weighted-average shares - diluted	2,925,890	4,415,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2017 (restated)	17,292	$6,755	690,907	$1	$53,767	$(35,849)	$(2)	$24,672
Net income (restated)	-	-	-	-	-	8	-	8
Balance as of March 31, 2018 (restated)	17,292	$6,755	690,907	$1	$53,767	$(35,841)	$(2)	$24,680

Balance as of December 31, 2018	17,292	$6,755	940,918	$1	$54,265	$(35,506)	$-	$25,515
Net loss	-	-	-	-	-	(162)		(162)
Issuance of common stock in connection with the Merger	-	-	2,881,411	3	6,752	-		6,755
Cancellation of Series A convertible preferred stock in connection with the Merger	(17,292)	(6,755)	-	-	-	-		(6,755)
Impact of adoption of ASC 842	-	-	-	-	-	6		6
Balance as of March 31, 2019	-	$-	3,822,329	$4	$61,017	$(35,662)	$-	$25,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
		(restated)
Cash flows from operating activities:
Net income (loss)	$(162)	$8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	846	870
Non-cash operating lease expense	34	-
Bad debt expense	39	22
Changes in operating assets and liabilities:
Receivables	(431)	371
Prepaid expenses and other assets	(31)	36
Accounts payable, accrued expenses, and operating lease and other liabilities	(324)	(571)
Accrued interest - related party	2	5
Net cash provided by (used in) operating activities	(27)	741

Cash flows from investing activities:
Purchases of property and equipment	(1,368)	(265)
Net cash used in investing activities	(1,368)	(265)

Cash flows from financing activities:
Borrowings on long-term debt - related party	675	250
Repayment of long-term debt - related party	(250)	-
Net cash provided by financing activities	425	250

Net increase (decrease) in cash and restricted cash	(970)	726
Cash and restricted cash, beginning of period	1,645	233
Cash and restricted cash, end of period	$675	$959

Supplemental disclosure of cash flow information:
Cash paid for interest - related party	$89	$81
Cash paid for interest	4	3
Cash received for income taxes, net	-	(20)

Non-cash financing activities:
Cancellation of preferred stock and issuance of common stock in connection with the Merger	$6,755	$-

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, in the condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018, and in the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018. All significant intercompany transactions and account balances have been eliminated upon consolidation.

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three months ended March 31, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.

Reclassifications

Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

Merger with Related Party

On January 28, 2019, we executed an Agreement and Plan of Merger (“Merger Agreement”) with Permian Pelican Inc. (“Pelican”), a related party, pursuant to which Pelican merged with and into the Company (the “Merger”). By virtue of the Merger, each issued and outstanding share of Pelican common stock, 7,429 shares in aggregate, was converted into 387.858 shares of our common stock and each share of Series A convertible preferred stock was canceled. We issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, with a value of approximately $14.4 million (based on a stock price of $5.00 per share on January 28, 2019) in consideration for all of the shares of Pelican common stock outstanding as of the date of the Merger. The new shares of our common stock were issued directly to the individual shareholders of Pelican and, as a result, effective January 28, 2019, we no longer have a controlling shareholder. See Note 6 – Related Party Transactions for further detail.

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

The Company analyzes its estimates based on historical experience and various other indicative assumptions it believes to be reasonable under the circumstances. Under different assumptions or conditions, the actual results could differ, possibly materially, from those previously estimated. Many of the conditions impacting these assumptions are outside of the Company’s control.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

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

Accounting Standard Adopted in 2019

Leases. On January 1, 2019, the Company adopted accounting standards update (“ASU”) 2016-02, Leases and all the related amendments (“New Lease Standard” or “ASC 842”) and used the effective date as the date of initial application. Therefore, prior period financial information has not been adjusted and continues to be reflected in accordance with the Company’s historical accounting policy. The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months.

The standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which, among other things, allows the Company to carry forward its historical lease classification.

The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities of approximately $0.3 million as of January 1, 2019, with no material related impact on the Company’s condensed consolidated statement of equity or condensed consolidated statement of operations. Short-term leases have not been recorded on the balance sheet.

Accounting Policy for Leases

The Company determines if an arrangement is a lease with a term longer than twelve months at inception. All existing arrangements identified by the Company as leases are operating and are included in operating ROU assets, accounts payable and accrued expenses and operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2019.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease.

Overview

The Company’s operating leases are primarily for real estate and office equipment. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense for the three months ended March 31, 2019 and 2018 was (in thousands):

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)
Operating lease expense:
Operating right-of-use assets	$34	$-
Long-term operating leases	-	14
Month-to month operating leases	10	14
Operating leases maturing within twelve months and other	8	15
Total operating lease expense	$52	$43

Supplemental Balance Sheet Information

Operating leases as of March 31, 2019 were as follows (in thousands):

March 31, 2019
(unaudited)

Operating right-of-use assets	$293

Operating lease liabilities
Accounts payable and accrued expenses	139
Operating lease liabilities, net	159
Total operating lease liabilities	$298

Weighted average remaining lease term	2 years
Weighted average discount rate	5.5%

Maturities of operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Remainder of 2019	$120
2020	106
2021	68
2022	26
Total lease payments	320
Less: imputed interest	(22)
Total	$298

Stranded Tax Effects from the Tax Cuts and Jobs Act. In February 2018, the FASB issued ASU No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. U.S. GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (referred to as “stranded tax effects”). The amendments in this ASU allow a specific exception for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. In addition, the amendments in this update also require certain disclosures about stranded tax effects. The standard will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance had no impact on our consolidated financial statements.

Accounting Standards Adopted in 2018

Revenue recognition. On January 1, 2018, we adopted accounting standards update (“ASU”) 2014-09, Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) to all contracts using the full retrospective method. Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered or rentals provided. Taxes collected from customers and remitted to governmental authorities are not included in revenues in the Company’s financial statements.

Performance Obligations

A performance obligation arises under contracts with customers to render services or provide rentals and is the unit of account under Topic 606. The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered and rentals provided. The majority of the Company’s performance obligations are satisfied over time, generally over a period measured in days or months. The Company’s payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days. We invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our revenue contracts do not give rise to contract assets or liabilities under ASC 606.

Rentals revenue, primarily priced on a per day, per man hour or similar basis, consists of fees charged to customers for use of the Company’s rental equipment over the term of the rental period, which is generally less than twelve months.

Services revenue, including transportation of equipment and rig-up/rig-down charges, primarily represents amounts charged to customers for the completion of services rendered, including labor, products and supplies necessary to perform the service. Rates for these services vary depending on the type of services provided and can be based on a per job, per hour or per day basis.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

The following table presents our revenue disaggregated by revenue source (in thousands):

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)
Rental services	$2,573	$3,005
Transportation services	737	691
Rig-up/rig-down services	585	626
Other	24	14
Total	$3,919	$4,336

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

NOTE 3 — DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Machinery and equipment	$35,428	$33,503
Vehicles, trucks and trailers	4,257	4,242
Office furniture, fixtures and equipment	567	567
Leasehold improvements	63	63
Buildings	212	212
	40,527	38,587
Less: Accumulated depreciation and amortization	(14,149)	(13,490)
	26,378	25,097
Assets not yet placed in service	139	711
Property and equipment, net	$26,517	$25,808

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.6 million (restated), respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Accounts payable	$1,317	$1,098
Insurance payable	211	366
Sales tax payable	206	211
Accrued compensation	187	384
Current portion of operating lease liabilities	139	-
Accrued severance	34	281
Other accrued expenses	359	262
Total accrued expenses	$2,453	$2,602

NOTE 4 — LONG-TERM DEBT – RELATED PARTY

Long-term debt – related party consists of the following (in thousands):

	March 31, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
	(unaudited)
Credit facility
Term loan	$1,000	$3,935	$1,000	$4,185
Revolving credit facility	-	1,675	-	1,000
Total	$1,000	$5,610	$1,000	$5,185

On June 30, 2018, the Company entered into the Third Amended and Restated Credit Agreement with Pelican (“Related Party Credit Facility”) which, among other things, (i) combined the outstanding balances on the delayed draw term loan and the term loan and initiated a required monthly principal payment of approximately $83,000 on the aggregate outstanding balance of the term loan, (ii) expanded availability on the revolving credit facility by $0.7 million while simultaneously reducing the aggregate availability under the other lines of the facility by the same amount, and (iii) extended the maturity date of the facility to June 30, 2021. Borrowings under the Related Party Credit Facility are subject to monthly interest payments at an annual base rate of the six-month LIBOR rate on the last day of the calendar month plus a margin of 3.0%. The obligations under the Related Party Credit Facility are guaranteed by all our subsidiaries and secured by substantially all of our assets. The Related Party Credit Facility contains customary events of default and covenants including restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, grant liens and sell assets. The Related Party Credit Facility does not include any financial covenants.

Effective June 30, 2018, Pelican assigned and transferred its rights under the Related Party Credit Facility to an affiliated entity, Permian Pelican Financial, LLC (“PPF”). The members and membership interests of PPF are the same as Pelican and PPF is a related party.

Under the revolving credit facility, the Company has the ability to borrow the lesser of 80% of eligible receivables, as defined in the credit agreement, and $1.7 million. As of March 31, 2019, the Company had no further borrowing availability under the facility.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Shares

On August 7, 2018, the Company effected the Reverse Split, a 1-for-20 reverse stock split of its common stock, as approved by its Board of Directors and stockholders. Under the terms of the Reverse Split, each 20 shares of common stock issued and outstanding as of such effective date was automatically reclassified and changed into one share of common stock without further action by the stockholder. In lieu of issuing fractional shares in connection with the Reverse Split, holders received the proportionate fraction of $7.00 per share in cash. The aggregate payment for all fractional shares was $231.35. Shares of common stock previously issued and held as treasury shares were escheated to applicable governmental authorities and, in connection with the Reverse Split, were reinstated as outstanding shares of common stock. All share and per share amounts in these unaudited condensed consolidated financial statements, including such amounts related to options and the conversion feature of the Series A convertible preferred stock, have been retroactively restated to reflect the Reverse Split.

On August 7, 2018, we filed an amendment to our certificate of formation reducing our authorized common shares from 25,000,000 to 15,000,000.

On August 20, 2018, our former Chief Executive Officer, Shauvik Kundagrami, exercised options to purchase 250,000 shares of common stock for an exercise price of $2.00 per share, or $500,000 in aggregate.

On January 28, 2019, in connection with the Merger, we issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, in consideration for all of the shares of Pelican common stock outstanding as of the effective date of the Merger. Please see Note 1 – Nature of Operations and Basis of Presentation and Note 6 – Related Party Transactions for additional detail.

Preferred Shares

On August 7, 2018, we filed an amendment to our certificate of formation reducing our aggregate authorized preferred stock from 10,000,000 to 5,000,000 shares. Previously, the Company allocated 20,000 of the authorized preferred shares to be authorized Series A convertible preferred shares. Authorized preferred shares, with a par value of $0.001 per share, total 4,980,000 as of March 31, 2019 and December 31, 2018, of which, none were issued and outstanding as of March 31, 2019 and December 31, 2018.

On January 28, 2019, by virtue of the Merger, each issued and outstanding share of our Series A convertible preferred stock was canceled. Please see Note 6 – Related Party Transactions for additional detail on the Merger.

NOTE 6 — RELATED PARTY TRANSACTIONS

Former Controlling Shareholder – Pelican

Beginning on January 31, 2017, Pelican had the power to vote the substantial majority of the Company’s outstanding common stock. Six of our seven board members, including two of our executive officers, and our chief financial officer held an ownership interest in Pelican.

As of December 31, 2018, Pelican owned 17,292 shares of Series A convertible preferred stock which was convertible into 2,881,400 common shares. On an as-if-converted basis, Pelican owned approximately 75.4% of our common stock (excluding the impact of options) as of December 31, 2018. The shares of Series A convertible preferred stock carried a liquidation preference of $1,000 per share or $17.3 million.

On January 28, 2019, we executed the Merger with Pelican pursuant to which Pelican merged with and into the Company and, as a result, effective January 28, 2019, we no longer have a controlling shareholder. See Note 1 – Nature of Operations and Basis of Presentation for further detail.

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

In connection with our Related Party Credit Facility, during the three months ended March 31, 2019 and 2018, we recorded principal payments of $0.3 million and we recorded interest expense of approximately $91,000 and $86, 000, respectively. In addition, during the three months ended March 31, 2019, we borrowed an additional $0.7 million under the revolving credit facility thereby reducing availability under the facility to zero.

Our consolidated balance sheet includes accrued interest under the Related Party Credit Facility of approximately $33,000 and $31,000 as of March 31, 2019 and December 31, 2018, respectively.

Related Party Vendor – Permian Pelican Rentals, LLC

Permian Pelican Rentals, LLC (“PPR”) is a wholly-owned subsidiary of PPF, a related party. On April 30, 2019, PPR executed a bill of sale to purchase 40 tanks with the intent to sub-rent the tanks to Aly Energy.

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

Due to the net loss incurred by the Company for the three months ended March 31, 2019, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the three months ended March 31, 2018 are shown below (unaudited and in thousands, except for shares and per share data):

	For the Three Months Ended
	March 31, 2018
	(restated)
Numerator:
Net income available to common stockholders	$8
Denominator:
Weighted average shares used in basic earnings per share	690,907
Series A convertible preferred stock	2,881,400
Stock options*	843,094
Weighted average shares used in diluted earnings per share	4,415,401

Basic earnings per share	$0.01
Diluted earnings per share	$0.00	**

___________

*The Company had stock options outstanding under two plans as of March 31, 2018. There were 11,706 unvested options as of March 31, 2018 that are excluded from the calculation above because they vest upon the occurrence of certain events which may or may not occur in the future.

**Diluted earnings per share is $0.0018.

NOTE 8 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

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

We determined it would be necessary to restate the financial statements for the years ended December 31, 2017 and 2016 and the quarters ended March 31, 2018 and 2017, June 30, 2018 and 2017 and September 30, 2018 and 2017. The adjustments to the consolidated statements of operations consist of an increased impairment and increased loss on disposal of assets in 2016 and a reduction in depreciation expense during all periods from November 1, 2016 through September 30, 2018. The adjustments to the consolidated balance sheets consist of a reduction of property and equipment, net in all periods to reflect the write-off of certain assets in 2016. The Company’s consolidated statements of cash flows had no changes to net cash flows from operating, investing or financing activities as a result of the restatement. The impact of the restatement to the unaudited condensed consolidated balance sheet as of March 31, 2018 and to the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2018 was as follows (in thousands):

	Condensed Consolidated Balance Sheet
	As of March 31, 2018 (unaudited)
	As Reported	Adjustment	As Restated
Assets
Property and equipment, net	$26,449	$(1,245)	$25,204
Total assets	35,173	(1,245)	33,928
Liabilities and stockholders' equity
Accumulated deficit	(34,596)	(1,245)	(35,841)
Total stockholders' equity	25,925	(1,245)	24,680
Total liabilities and stockholders' equity	$35,173	$(1,245)	$33,928

	Condensed Consolidated Statement of Operations
	For the Three Months Ended
	March 31, 2018 (unaudited)
	As Reported	Adjustment	As Restated
Depreciation and amortization	$891	$(21)	$870
Total expenses	4,236	(21)	4,215
Income from operations	100	21	121
Income before income taxes	8	21	29
Net income (loss)	$(13)	$21	$8
Earnings per common share - basic	$(0.02)	$0.03	$0.01
Earnings per common share - diluted	$(0.02)	$0.00	$0.00

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations, and our future financial condition and results. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, volatility in the price of oil, fluctuations in the domestic rig count, intense competition in our industry and the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)
Rental services	65.7%	69.3%
Transportation services	18.8%	15.9%
Rig-up/rig-down services	14.9%	14.4%
Other	0.6%	0.4%
Total	100.0%	100.0%

Our total revenue fluctuates with the utilization of and the prices we charge for our equipment and services. Utilization of our equipment is generally determined by the U.S. land-based drilling rig count (“Rig Count”) as it is typically representative of the level of activity of E&P companies. The prices we charge for our products and services depend on the relationship between the level of activity of E&P companies, or the demand of our potential and existing customers, and the supply of equipment and services available to such E&P companies from us and our competitors.

Our operating expenses consist primarily of variable costs, such as labor and third-party expenses. Labor-related expenses typically fluctuate with the utilization of our equipment and services. Expenses associated with services provided by third-parties typically increase with activity as well. Most of our available owned equipment has been fully utilized since early 2017 and we have been required to increase our available equipment fleet and our available labor resources by sub-renting surface rental equipment and by using sub-contractors to operate our solids control equipment. With increased demand for oilfield services, the demand for sub-rental equipment has also increased and, effective January 1, 2019, we experienced significant increases in costs for third-party equipment which increased third-party expenses and reduced operating margins.

In order to mitigate increases in third-party expenses and our overall reliance on third-party vendors, we initiated a capital expenditure plan in early 2018 to invest in new rental and transportation equipment, some of which was fabricated in-house. During the year ended December 31, 2018, we took delivery of forklifts, completed the fabrication of open top tanks and diesel transfer pumps and refurbished diesel mud pumps. All the incremental equipment purchased in 2018 had been placed in service by the end of the first quarter of 2019 to replace similar equipment which was previously sub-rented. We will recognize the full benefit of these cost savings in the second quarter of 2019.

To date, we have purchased or committed to purchase 50 new 500bbl round-bottom mud circulating tanks ("500bbl MCTs") of which 25 were in service as of March 31, 2019. Due to strong demand, the purchased tanks are being deployed on new jobs as soon as they are ready to go into service. As such, the financial impact of the equipment purchased during the first quarter of 2019 will be in the form of an increase in revenue (and associated costs of a job) as opposed to a reduction in sub-rental expense. We believe that the incremental margin from a new job exceeds the savings to be obtained by returning a piece of sub-rented equipment.

During the remainder of 2019, we will continue our focus on investing in equipment which, if incremental demand is not present, could be used to replace sub-rented equipment resulting in additional cost savings and reduced reliance on third-party vendors. The capital expenditure plan for the remainder of the year includes 500bbl MCTs, pumps and open top tanks, among other items.

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

When comparing the three months ended March 31, 2019 to the three months ended March 31, 2018, we experienced an overall decline in demand for auxiliary surface rental equipment and for our solids control equipment and personnel. The impact of the decrease in activity was only partially offset by price increases on tanks, our lead surface rental product, of more than 20%.

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
		(restated)
Components of EBITDA:
Net income (loss)	$(162)	$8
Non-GAAP adjustments:
Depreciation and amortization	846	870
Interest expense - related party, net	91	86
Interest expense, net	5	6
Income tax expense	10	21
EBITDA	790	991
Adjustments to EBITDA:
Settlements and other losses	-	24
Bad debt expense	39	22
Adjusted EBITDA	$829	$1,037

Adjusted EBITDA decreased by approximately $0.2 million to $0.8 million for the three months ended March 31, 2019 from approximately $1.0 million for the three months ended March 31, 2018. The decrease was driven primarily by a decline in activity which was only partially offset by increases in pricing.

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

Although oil prices declined almost 40.0% during the fourth quarter of 2018, they have rebounded during the first four months of 2019, increasing by more than 30.0% since January. However, despite stronger oil prices, the Rig Count has decreased from approximately 1,050 rigs in early January 2019 to approximately 970 rigs at the end of April 2019. Looking forward into the remainder of 2019, we believe oil prices will remain fairly stable at current levels, but we anticipate a potential further decline in the Rig Count of up to 10% as E&P companies cut back on capital expenditures for drilling programs.

In order to mitigate the impact of a declining Rig Count, we will focus on (i) maintaining current pricing levels and increasing activity and utilization of our equipment, particularly with existing customers who are not reducing the number of rigs they operate and (ii) replacing sub-rented equipment if our purchased or owned equipment is not needed for new jobs. During the first four months of 2019, we have increased the number of rigs on which we service our largest existing surface rental customers and we anticipate that demand from these customers will continue to increase. Although our owned equipment is fully utilized and we are reluctant to increase our dependence on third-parties, we will be able to satisfy the new demand with purchases under our 2019 capital expenditure plan. To date, we have placed 25 new tanks into service in 2019 and we expect to place another 25 tanks in service during the second quarter. In addition, Permian Pelican Rentals, LLC (“PPR”), a related party, has committed to purchasing an additional 40 tanks. PPR will sub-rent these tanks to us at day rates which are more favorable than our existing vendors and PPR will guarantee the availability of the tanks for our use at fixed rates for several years. To the extent our newly purchased tanks and/or the tanks sub-rented from PPR are not used to satisfy new customer demand, they will be used to replace equipment which is currently sub-rented from third parties. As such, we believe we will see a significant improvement in our margins beginning in the second quarter resulting from a combination of increased activity using less costly equipment and decreased costs as sub-rented equipment is returned.

Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The condensed consolidated financial statements for the three months ended March 31, 2018 have been restated due to an accounting error in conjunction with assets sold in 2016. (See further discussion in “Note 8 – Restatement of Prior Year Financial Statements” in the notes to our consolidated financial statements included elsewhere in this document). The following table summarizes the change in our results of operations for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 (unaudited and in thousands).

	For the Three Months Ended March 31,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
			(restated)

Revenue	$3,919	100.0%	$4,336	100.0%	$(417)	-9.6%
Expenses:
Operating expenses	2,348	59.9%	2,610	60.2%	(262)	-10.0%
Depreciation and amortization	846	21.6%	870	20.1%	(24)	-2.8%
Selling, general and administrative expenses	781	19.9%	735	17.0%	46	6.3%
Total expenses	3,975	101.4%	4,215	97.2%	(240)	-5.7%
Income (loss) from operations	(56)	NA	121	2.8%	(177)	NA
Other expense:
Interest expense, net	5	0.1%	6	0.1%	(1)	-16.7%
Interest expense - related party, net	91	2.3%	86	2.0%	5	5.8%
Total other expense	96	2.4%	92	2.1%	4	4.3%
Income (loss) before income taxes	(152)	NA	29	0.7%	(181)	NA
Income tax expense	10	0.3%	21	0.5%	(11)	-52.4%
Net income (loss)	$(162)	NA	$8	0.2%	$(170)	NA

Overview. When comparing the three months ended March 31, 2019 to the three months ended March 31, 2018, our results of operations weakened slightly due to declines in activity, primarily in our solids control product line. Our variable costs declined with activity and remained fairly flat as a percentage of revenue; however, our fixed costs remained flat and increased as a percentage of revenue due to the costs being spread over a smaller revenue base.

Revenue. Our revenue for the three months ended March 31, 2019 was $3.9 million, a decrease of 9.6%, compared to $4.3 million for the three months ended March 31, 2018. The key drivers of revenue are pricing and utilization or activity. Although pricing on our tanks, our lead surface rental product, increased by more than 20% period-over-period, pricing on most other products remained relatively flat. The impact of the increased pricing on tanks was not sufficient to offset the overall decline in activity when comparing the two periods. Demand for tanks and pumps did not vary significantly; however, due to a change in customer mix, the demand for auxiliary surface rental equipment declined substantially. In addition, revenue from our solids control products and services declined more than 30% due primarily to loss of revenue from a significant customer which laid down rigs beginning in the fourth quarter of 2018. Most of the revenue loss has been recovered with a new customer as of April 2019.

Operating Expenses. Our operating expenses for the three months ended March 31, 2019 decreased slightly to $2.3 million, or 59.9% of revenue, from $2.6 million, or 60.2% of revenue, for the three months ended March 31, 2018. Operating expenses include primarily variable costs, such as payroll and related costs, third-party expenses (sub-rental of equipment, sub-contractors, hauling of equipment, washout of equipment), and repair and maintenance expenses. Payroll and related costs, including third-party sub-contractors, declined significantly with the decrease in activity. Sub-rental expense for surface rental equipment increased due primarily to vendor day rate increases of more than 60% which were only partially offset by the decline in the quantity of sub-rented pumps and open top tanks as our newly fabricated equipment went into service and replaced equipment which was previously sub-rented. Aggregate operating expenses remained fairly flat as a percentage of revenue as the benefits of increased pricing on certain rental equipment was offset by increased day rates charged by our sub-rental vendors.

Depreciation and Amortization. Depreciation and amortization decreased slightly to $0.8 million for the three months ended March 31, 2019 from $0.9 million for the three months ended March 31, 2018 due primarily to the impact of certain assets becoming fully depreciated and amortized partially offset by the purchase and fabrication of new assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $0.8 million, or 19.9% of revenue, for the three months ended March 31, 2019 compared to $0.7 million, or 17.0% of revenue, for the three months ended March 31, 2018. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year increase of approximately $46,000, or 6.3%, is primarily due to increases in franchise taxes and insurance premiums.

Interest Expense, Net. Interest expense, net, consisting primarily of interest on insurance financing and other miscellaneous interest expense, was approximately $5,000 and $6,000 for the three months ended March 31, 2019 and 2018, respectively.

Interest Expense – Related Party. During the three months ended March 31, 2019 and 2018, we recorded approximately $91,000 and $86,000, respectively, of interest expense on borrowings under the credit facility (“Related Party Credit Facility”) with Permian Pelican Financial, LLC (“PPF”), a related party.

Income Taxes. From our evaluation as of March 31, 2019 and December 31, 2018, the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As such, a valuation allowance of $2.0 million and $1.9 million is included on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively. Income tax expense was approximately $10,000 and $21,000 for the three months ended March 31, 2019 and 2018, respectively, which primarily reflects Texas Franchise Tax. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating Activities. During the three months ended March 31, 2019 and 2018, operating activities used approximately $27,000 and generated approximately $0.7 million in cash, respectively. The decrease in cash flows from operating activities is partially due to a weakening in operating results when comparing the two periods. In addition, changes in operating assets and liabilities used $0.8 million of cash during the three months ended March 31, 2019 compared to using $0.2 million during the three months ended March 31, 2018. The primary driver of the increase in cash used by operating activities is the change in receivables which used $0.4 million in cash during the three months ended March 31, 2019 compared to generating $0.4 million in cash during the three months ended March 31, 2018. During the three months ended March 31, 2019, days of receivables outstanding increased from 68 days to 76 days resulting in a use of cash. In April 2019, we received catch-up collections and we anticipate the days of receivables outstanding to decrease significantly during the three months ended June 30, 2019. The same measure for the prior year period decreased from 102 days as of December 31, 2017 to 72 days as of March 31, 2018 resulting in a significant source of cash during the three months ended March 31, 2018 as we billed and collected receivables which had been delayed during the fourth quarter of 2017. We anticipate generating positive cash flow from operations during the remainder of 2019 as results from operations strengthen and we reduce our days of receivables outstanding.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Cash capital expenditures for the three months ended March 31, 2019 and 2018 were $1.4 million and $0.3 million, respectively. Our primary investing focus in 2019 is purchasing and fabricating equipment which could replace equipment we are currently sub-renting from third-party vendors if there is no incremental demand to be satisfied. During the three months ended March 31, 2019, aggregate expenditures on 500bbl MCTs were approximately $1.3 million and we placed 25 new 500bbl MCTs in service. To date, virtually all of these tanks have been used to satisfy incremental demand and we will see the full beneficial impact on operating results in the second quarter of 2019. We believe the positive impact on net income will be in excess of $0.3 million annually. We anticipate purchasing and placing another 25 new 500bbl MCTs into service during the second and third quarter of 2019. Our remaining 2019 capital expenditure plan also includes the fabrication of pumps and open top tanks which will be used for new work or to replace sub-rented equipment. At a minimum, the incremental tanks and pumps purchased or fabricated during the remainder of 2019 will save approximately $0.6 million per year in sub-rental expense; however, the positive impact will be much greater if the equipment is used on new jobs instead of to replace sub-rented equipment.

Although we do not budget acquisitions, mergers or similar transactions in the normal course of business, we are currently engaged in multiple discussions related to potential transactions. We would anticipate requiring additional debt and/or equity financing in order to complete some of the transactions being evaluated.

Liquidity and Credit Facility. As of March 31, 2019, we had a cash balance of approximately $0.6 million (excluding restricted cash) and aggregate related party debt of $6.6 million. Because the lender under our credit facility is a related party, we benefit from a credit facility which is structured with no financial covenants and we have significant flexibility to modify our credit facility, if, and when, needed.

In February 2019, we borrowed the remaining $0.7 million available under the revolving credit facility to partially fund the purchase of new 500bbl MCTs. Our existing capital expenditure plan for 2019 focuses primarily on purchasing and fabricating equipment which could be used to reduce sub-rental expense; however, if demand continues to increase as it has during the first quarter of 2019, new equipment may be used to service incremental jobs for which the gross margin generated will exceed the projected cost savings of replacing sub-rented equipment on existing jobs. As of April 30, 2019, we have purchased 37 new 500bbl MCTs for which the remaining payments aggregate to approximately $0.6 million. Expenditures planned for the remainder of the year will be committed to and funded as we generate cash flow from operations.

As of April 30, 2019, we had approximately $0.8 million of cash on hand. We believe that this cash combined with our cash flow from operations will be sufficient to fund our working capital needs, the 2019 capital expenditure plan, principal and interest payments, and other contractual obligations for the next twelve months.

Merger with a Related-Party

On January 28, 2019, we executed an Agreement and Plan of Merger (“Merger Agreement”) with Permian Pelican Inc. (“Pelican”), a related party, pursuant to which Pelican merged with and into the Company (the “Merger”) in a non-cash transaction. By virtue of the Merger, each issued and outstanding share of Pelican common stock, 7,429 shares in aggregate, was converted into 387.858 shares of our common stock and each share of Series A convertible preferred stock was canceled. We issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, with a value of approximately $14.4 million (based on a stock price of $5.00 per share on January 28, 2019) in consideration for all the shares of Pelican common stock outstanding as of the date of the Merger. The new shares of our common stock were issued directly to the individual shareholders of Pelican and, as a result, effective January 28, 2019, we no longer have a controlling shareholder.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Net Operating Losses

As of December 31, 2018, we had approximately $32.8 million of federal net operating loss carryforwards. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of March 31, 2019 and December 31, 2018, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have a valuation allowance of approximately $2.0. and $1.9 million as of March 31, 2019 and December 31, 2018, respectively, on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in certain state tax jurisdictions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2018, as a result of the conditions that led to the restatement of prior year financial statements, a material weakness in our internal controls over financial reporting (“ICFR”) existed and our disclosure controls and procedures were not effective as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act.

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

Management updated our assessment of the effectiveness of our ICFR as of March 31, 2019 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. We determined that we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A material weakness was identified relating to the write-off of assets that were disposed of during the year ended December 31, 2016 as part of the Recapitalization. We have identified certain deficiencies associated with the design, implementation and operating effectiveness of internal controls related to the disposition of fixed assets and we did not effectively operate controls over management’s review over the non-routine and complex transactions due to the lack of segregation of duties over these types of transactions. We have an ongoing remediation plan that includes our continuing use of an accounting consultant with expertise in U.S. GAAP as well as implementing full equipment inventory procedures on an annual basis and implementing additional internal controls related to the disposition of fixed assets. Our annual fixed asset count will take place during the second quarter of 2019 and we expect our material weakness to be remediated in conjunction with such count and the further implementation of internal controls, specifically surrounding the disposition of fixed assets and non-routine or complex accounting transactions.

Based on our evaluation, we believe this weakness did not have a significant effect on our financial results for the three months ended March 31, 2019 and we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to our ICFR that occurred that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

ALY ENERGY SERVICES, INC.

Date: May 15, 2019	By:	/s/ Munawar H. Hidayatallah
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

