Form 10-Q
period 2019-06-30
Aly Energy Services, Inc.
filed 2019-08-14
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended June 30, 2019

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

At August 14, 2019, the registrant had 3,822,329 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALY ENERGY SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$969	$1,615
Restricted cash	30	30
Receivables, net	3,257	2,910
Receivables - related party	41	-
Prepaid expenses and other current assets	474	621
Total current assets	4,771	5,176
Property and equipment, net	26,947	25,808
Intangible assets, net	2,974	3,349
Operating right-of-use assets	258	-
Other assets	13	13
Total assets	$34,963	$34,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,023	$2,602
Accrued interest - related party	27	31
Current portion of long-term debt - related party	1,000	1,000
Total current liabilities	4,050	3,633
Operating lease liabilities, net	135	-
Long-term debt - related party, net	5,360	5,185
Other long-term liabilities	-	13
Total liabilities	9,545	8,831
Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock of $0.001 par value, liquidation preference of $0 and $17,292 as of June 30, 2019 and December 31, 2018, respectively	-	6,755
Authorized-20,000; issued and outstanding-none as of June 30, 2019
Authorized-20,000; issued and outstanding-17,292 as of December 31, 2018
Preferred stock of $0.001 par value	-	-
Authorized-4,980,000; issued and outstanding-none as of June 30, 2019 and December 31, 2018
Common stock of $0.001 par value	4	1
Authorized-15,000,000; issued and outstanding-3,822,329 as of June 30, 2019
Authorized-15,000,000; issued and outstanding-940,918 as of December 31, 2018
Additional paid-in-capital	61,017	54,265
Accumulated deficit	(35,603)	(35,506)
Total stockholders' equity	25,418	25,515
Total liabilities and stockholders' equity	$34,963	$34,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
		(restated)		(restated)

Revenue	$4,303	$4,388	$8,222	$8,724
Expenses:
Operating expenses	2,503	2,529	4,851	5,139
Depreciation and amortization	843	867	1,689	1,737
Selling, general and administrative expenses	795	1,155	1,576	1,890
Total expenses	4,141	4,551	8,116	8,766
Income (loss) from operations	162	(163)	106	(42)
Other expense:
Interest expense, net	4	3	9	9
Interest expense - related party, net	88	92	179	178
Total other expense	92	95	188	187
Income (loss) before income taxes	70	(258)	(82)	(229)
Income tax expense	11	21	21	42
Net income (loss)	$59	$(279)	$(103)	$(271)

Basic earnings (loss) per share information:
Net income (loss) available to common stockholders	$0.02	$(0.40)	$(0.03)	$(0.39)
Weighted-average shares - basic	3,822,329	690,918	3,376,586	690,913

Diluted earnings (loss) per share information:
Net income (loss) available to common stockholders	$0.01	$(0.40)	$(0.03)	$(0.39)
Weighted-average shares - diluted	4,412,495	690,918	3,376,586	690,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2018	17,292	$6,755	940,918	$1	$54,265	$(35,506)	$-	$25,515
Net loss	-	-	-	-	-	(162)	-	(162)
Issuance of common stock in connection with the Merger	-	-	2,881,411	3	6,752	-	-	6,755
Cancellation of Series A convertible preferred stock in connection with the Merger	(17,292)	(6,755)	-	-	-	-	-	(6,755)
Impact of adoption of ASC 842 Standard	-	-	-	-	-	6	-	6
Balance as of March 31, 2019	-	-	3,822,329	4	61,017	(35,662)	-	25,359
Net income	-	-	-	-	-	59	-	59
Balance as of June 30, 2019	-	$-	3,822,329	$4	$61,017	$(35,603)	$-	$25,418

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2017 (restated)	17,292	$6,755	690,907	$1	$53,767	$(35,849)	$(2)	$24,672
Net income (restated)	-	-	-	-	-	8	-	8
Balance as of March 31, 2018 (restated)	17,292	6,755	690,907	1	53,767	(35,841)	(2)	24,680
Reinstatement of treasury shares	-	-	11	-	(2)	-	2	-
Net loss (restated)	-	-	-	-	-	(279)	-	(279)
Balance as of June 30, 2018 (restated)	17,292	$6,755	690,918	$1	$53,765	$(36,120)	$-	$24,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
		(restated)
Cash flows from operating activities:
Net loss	$(103)	$(271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,689	1,737
Operating lease amortization	69	-
Bad debt expense	56	44
Changes in operating assets and liabilities:
Receivables	(403)	899
Receivables - related party	(41)	-
Prepaid expenses and other assets	147	88
Accounts payable, accrued expenses, operating lease and other liabilities	222	(473)
Accrued interest - related party	(4)	4
Net cash provided by operating activities	1,632	2,028

Cash flows from investing activities:
Purchases of property and equipment	(2,453)	(585)
Net cash used in investing activities	(2,453)	(585)

Cash flows from financing activities:
Borrowings on long-term debt - related party	675	250
Repayment of long-term debt - related party	(500)	-
Net cash provided by financing activities	175	250

Net increase (decrease) in cash and restricted cash	(646)	1,693
Cash and restricted cash, beginning of period	1,645	233
Cash and restricted cash, end of period	$999	$1,926

Supplemental disclosure of cash flow information:
Cash paid for interest - related party	$183	$174
Cash paid for interest	7	5
Cash paid (received) for income taxes, net	45	(13)

Non-cash financing activities:
Cancellation of preferred stock and issuance of common stock
in connection with the Merger	$6,755	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Aly Energy Services, Inc., together with its subsidiaries (“Aly Energy” or the “Company”), is a provider of oilfield services to leading oil and gas exploration and production (“E&P”) companies operating in major basins in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental and solids control. Our surface rental equipment includes a wide variety of large capacity tanks with circulating systems, associated pumps, separators, gas busters, mud mix plants and ancillary equipment. We also provide environmental containment berms to safeguard against spills from mud systems on the drilling rig site. Our solids control equipment includes large centrifuges, shakers, cuttings dryers and ancillary components that can be integrated into a closed loop mud system. We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico.

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

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Aly Energy and each of its subsidiaries in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (restated), in the condensed consolidated statement of changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018 (restated), and in the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 (restated). All significant intercompany transactions and account balances have been eliminated upon consolidation.

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

Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements and the unaudited condensed consolidated financial statements of the Company are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these unaudited condensed consolidated financial statements should be read along with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. Interim results for the three and six months ended June 30, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.

Reclassifications

Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

Merger with Related Party

On January 28, 2019, we executed an Agreement and Plan of Merger (“Merger Agreement”) with Permian Pelican Inc. (“Pelican”), a related party, pursuant to which Pelican merged with and into the Company (the “Merger”). By virtue of the Merger, each issued and outstanding share of Pelican common stock, 7,429 shares in aggregate, was converted into 387.858 shares of our common stock and each share of Series A convertible preferred stock was canceled. We issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, with a value of approximately $14.4 million in consideration for all of the shares of Pelican common stock outstanding as of the Merger on January 28, 2019. The new shares of our common stock were issued directly to the individual shareholders of Pelican and, as a result, effective January 28, 2019, we no longer had a controlling shareholder. See Note 6 – Related Party Transactions for further detail.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which we adopt as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

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

Accounting Policy for Leases

The Company determines if an arrangement is a lease with a term longer than twelve months at inception. All existing arrangements identified by the Company as leases are operating and are included in operating ROU assets, accounts payable and accrued expenses and operating lease liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2019.

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

Overview

The Company’s operating leases are primarily for real estate and office equipment. The terms and conditions for these leases vary by the type of underlying asset. Total rent expense was (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Rent expense:
Operating right-of-use assets	$39	$-	$77	$-
Long-term operating leases	-	15	-	29
Month-to-month operating leases	10	8	20	22
Operating leases maturing within twelve months and other	8	14	16	29
Total rent expense	$57	$37	$113	$80

The Company has entered into several leases with Permian Pelican Rentals, LLC (“PPR”) for the long-term rental of 500bbl round-bottom tanks at fixed day rates which are more favorable than the day rates charged by existing vendors for comparable equipment. As a part of this arrangement, any costs required to refurbish equipment will be paid by the Company and reimbursed by PPR. Aggregate refurbishment costs during the three and six months ended June 30, 2019 were approximately $91,000 of which approximately $41,000 remained in receivables as of June 30, 2019. The Company intends to continue entering into similar leases for flat-bottom tanks and diesel mud pumps, in addition to incremental round-bottom tanks, for the remainder of 2019 and beyond. PPR is a wholly-owned subsidiary of Permian Pelican Financial, LLC (“PPF”) which is the Company’s lender and a related party due to the common ownership of PPF and the Company.

Supplemental Balance Sheet Information

Operating leases were as follows (in thousands):

June 30, 2019
(unaudited)

Operating right-of-use assets	$258

Operating lease liabilities:
Accounts payable and accrued expenses	127
Operating lease liabilities, net	135
Total operating lease liabilities	$262

Weighted average remaining lease term	2 years
Weighted average discount rate	5.50%

Supplemental Cash Flow Information

The following table summarizes the supplemental cash flow information related to leases:

For the Six Months Ended June 30, 2019
(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80

Non-cash activities from adoption of ASC 842 as of January 1, 2019:
Operating lease assets	$327
Operating lease liabilities	334
Other long-term liabilities	13
Retained earnings	6

Maturities of operating lease liabilities are as follows (in thousands):

June 30, 2019
(unaudited)
Remainder of 2019	$80
2020	106
2021	68
2022	26
Total lease payments	280
Less: imputed interest	(18)
Total	$262

Accounting Standards Adopted in 2018

Revenue recognition. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (“New Revenue Standard” or “ASC 606”) to all contracts using the full retrospective method. Revenue is recognized when performance obligations are satisfied in accordance with contractual terms in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered or rentals provided.  Taxes collected from customers and remitted to governmental authorities are not included in revenue in the Company’s financial statements.

Performance Obligations

A performance obligation arises under contracts with customers to render services or provide rentals and is the unit of account under ASC 606.  The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered and rentals provided.  The majority of the Company’s performance obligations are satisfied over time, generally over a period measured in days or months.  The Company’s payment terms vary by the type of products or services offered.  The term between invoicing and when the payment is due is typically 30 days. We invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our revenue contracts do not give rise to contract assets or liabilities under ASC 606.

Rentals revenue consists of fees charged to customers for use of the Company’s rental equipment and, in certain cases, fees charged to customers for the use of personnel supplied by the Company to operate its solids control equipment over the term of the rental period, which is generally less than twelve months. These fees are primarily charged on a per day, per hour or similar basis.

Services revenue, including transportation of equipment and rig-up/rig-down charges, primarily represents amounts charged to customers for the completion of services rendered, including labor, products and supplies necessary to perform the service.  Rates for these services vary depending on the type of services provided and can be based on a per job, per hour or per day basis.

The Company expenses sales commissions when incurred because the relevant amortization period would be one year or less.

The following table presents our revenue disaggregated by revenue source (in thousands):

	For the Three Month Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Rental services	$2,760	$3,243	$5,333	$6,248
Transportation services	783	589	1,520	1,280
Rig-up/rig-down services	750	527	1,335	1,153
Other	10	29	34	43
Total	$4,303	$4,388	$8,222	$8,724

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

NOTE 3 — DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Machinery and equipment	$36,628	$33,503
Vehicles, trucks and trailers	4,279	4,242
Office furniture, fixtures and equipment	567	567
Buildings	212	212
Leasehold improvements	63	63
	41,749	38,587
Less: Accumulated depreciation and amortization	(14,804)	(13,490)
	26,945	25,097
Assets not yet placed in service	2	711
Property and equipment, net	$26,947	$25,808

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2019 and 2018 (restated) was $0.7 million. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2019 and 2018 (restated) was $1.3 million and $1.4 million, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Accounts payable	$1,827	$1,098
Insurance payable	174	366
Sales tax payable	215	211
Accrued compensation	301	384
Current portion of operating lease liabilities	127	-
Accrued severance	-	281
Other accrued expenses	379	262
Total accrued expenses	$3,023	$2,602

NOTE 4 — LONG-TERM DEBT – RELATED PARTY

Long-term debt – related party consists of the following (in thousands):

	June 30, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
	(unaudited)	(unaudited)
Credit facility
Term loan	$1,000	$3,685	$1,000	$4,185
Revolving credit facility	-	1,675	-	1,000
Total	$1,000	$5,360	$1,000	$5,185

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

Effective June 30, 2018, Pelican assigned and transferred its rights under the Related Party Credit Facility to an affiliated entity, PPF. Due to the common ownership interests of PPF and the Company, PPF is a related party.

Under the revolving credit facility, the Company has the ability to borrow the lesser of 80% of eligible receivables, as defined in the credit agreement, and $1.7 million. As of June 30, 2019, the Company had $1.7 million of borrowings outstanding and had no further borrowing availability under the facility.

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

Preferred Shares

On August 7, 2018, we filed an amendment to our certificate of formation reducing our aggregate authorized preferred stock from 10,000,000 to 5,000,000 shares. Previously, the Company allocated 20,000 of the authorized preferred shares to be authorized Series A convertible preferred shares. Authorized preferred shares, with a par value of $0.001 per share, total 4,980,000 as of June 30, 2019 and December 31, 2018, respectively, of which, none were issued and outstanding as of June 30, 2019 and December 31, 2018.

On January 28, 2019, by virtue of the Merger, each issued and outstanding share of our Series A convertible preferred stock was canceled. Please see Note 1 – Nature of Operations and Basis of Presentation and Note 6 – Related Party Transactions for additional detail.

NOTE 6 — RELATED PARTY TRANSACTIONS

Former Controlling Shareholder – Pelican

Beginning on January 31, 2017, Pelican had the power to vote the substantial majority of the Company’s outstanding common stock. Five of our seven board members, including two of our executive officers, and our chief financial officer held an ownership interest in Pelican.

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

Related Party Lender – PPF

In January 2017, we entered into the Related Party Credit Facility with Pelican. Effective June 30, 2018, Pelican assigned and transferred its rights under the Related Party Credit Facility to PPF. Due to the common ownership interests of PPF and the Company, PPF is a related party. See Note 4 – Long-Term Debt – Related Party for further detail on the Related Party Credit Facility.

In connection with our Related Party Credit Facility, during the three months ended June 30, 2019, we recorded principal payments and interest expense of $0.3 million and approximately $88,000, respectively. During the three months ended June 30, 2018, we did not make any principal payments and we recorded interest expense of approximately $92,000.

In connection with our Related Party Credit Facility, during the six months ended June 30, 2019, we recorded principal payments and interest expense of $0.5 million and $0.2 million, respectively, and we borrowed an additional $0.7 million under the revolving credit facility thereby reducing availability under the facility to zero. During the six months ended June 30, 2018, we did not make any principal payments and we recorded interest expense of approximately $0.2 million.

Our consolidated balance sheet includes accrued interest under the Related Party Credit Facility of approximately $27,000 and $31,000 as of June 30, 2019 and December 31, 2018, respectively.

Related Party Vendor – Permian Pelican Rentals, LLC

PPR is a wholly-owned subsidiary of PPF, a related party. On April 30, 2019, PPR executed a bill of sale to purchase 40 tanks with the intent to sub-rent the tanks to Aly Energy. As a part of this arrangement, any costs required to refurbish equipment will be paid by the Company and reimbursed by PPR. Aggregate refurbishment costs during the three and six months ended June 30, 2019 were approximately $91,000 of which approximately $41,000 remained in receivables as of June 30, 2019. See Note 2 – Recent Accounting Pronouncements for further detail on the leases.

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

Due to the net loss incurred by the Company for the three months ended June 30, 2018 and the six months ended June 30, 2019 and 2018, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the three months ended June 30, 2019 are shown below (unaudited and in thousands, except for shares and per share data):

For the Three Months Ended
June 30, 2019
(unaudited)

Numerator:
Net income available to common stockholders	$59
Denominator:
Weighted average shares used in basic earnings per share	3,822,329
Stock options issued under the 2017 Plan	590,166
Weighted average shares used in diluted earnings per share	4,412,495

Basic earnings per share	$0.02
Diluted earnings per share	$0.01

Unvested stock options under the 2013 Plan are excluded from the computation of basic and diluted earnings per share because they vest upon the occurrence of certain events as defined in the 2013 Plan. As of June 30, 2019, there were 11,706 stock options outstanding and unvested under the 2013 Plan.

Please see our Annual Report on Form 10-K for the year ended December 31, 2018 for additional detail on the options issued under the 2013 Plan and for detail on options issued under the 2017 Plan.

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

We determined it would be necessary to restate the financial statements for the years ended December 31, 2017 and 2016 and the quarters ended March 31, 2018 and 2017, June 30, 2018 and 2017 and September 30, 2018 and 2017. The adjustments to the consolidated statements of operations consist of an increased impairment and increased loss on disposal of assets in 2016 and a reduction in depreciation expense during all periods from November 1, 2016 through September 30, 2018. The adjustments to the consolidated balance sheets consist of a reduction of property and equipment, net in all periods to reflect the write-off of certain assets in 2016. The Company’s consolidated statements of cash flows had no changes to net cash flows from operating, investing or financing activities as a result of the restatement. The impact of the restatement to the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 was as follows (in thousands, except per share data):

	Condensed Consolidated Statements of Operations
	For the Three Months Ended			For the Six Months Ended
	June 30, 2018 (unaudited)			June 30, 2018 (unaudited)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Depreciation and amortization	$888	$(21)	$867	$1,779	$(42)	$1,737
Total expenses	4,572	(21)	4,551	8,808	(42)	8,766
Loss from operations	(184)	21	(163)	(84)	42	(42)
Loss before income taxes	(279)	21	(258)	(271)	42	(229)
Net loss	$(300)	$21	$(279)	$(313)	$42	$(271)
Loss per common share - basic and diluted	$(0.43)	$0.03	$(0.40)	$(0.45)	$0.06	$(0.39)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in “Item 1. Unaudited Condensed Consolidated Financial Statements” in this Form 10-Q.

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

Overview of Our Business

Aly Energy Services, Inc., together with its subsidiaries (“Aly Energy” or the “Company”), is a provider of oilfield services to leading oil and gas exploration and production (“E&P”) companies operating in the major basins in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental and solids control. Our surface rental equipment includes a wide variety of large capacity tanks with circulating systems, associated pumps, separators, gas busters, mud mix plants and ancillary equipment. We also provide environmental containment berms to safeguard against spills from mud systems on the drilling rig site. Our solids control equipment includes large centrifuges, shakers, cuttings dryers and ancillary components that can be integrated into a closed loop mud system. We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico.

How We Generate Revenue and the Costs of Conducting Our Business

We generate our revenue by providing drilling-related support services to E&P companies operating in some of the major onshore basins in the U.S. Our revenue streams include: (i) rental services - revenue derived from the rental of equipment and on-site operators of such equipment, (ii) rig-up/rig down services – revenue derived from the rig-up/rig-down of our equipment at the customer site, (iii) transportation services – revenue derived from the hauling of our equipment to and from the customer site, and (iv) other - revenue derived from the sale of consumable items, including chemicals. Fluctuations in the mix of services are driven primarily by the timing of and frequency with which our respective customers move their rigs from well to well and by the number of mobilizations and demobilizations of our equipment. The contribution of each revenue stream to total revenue is shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Rental services	64.1%	73.9%	64.9%	71.6%
Transportation services	18.2%	13.4%	18.5%	14.7%
Rig-up/rig-down services	17.4%	12.0%	16.2%	13.2%
Other	0.3%	0.7%	0.4%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

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

EBITDA and Adjusted EBITDA

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

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three and six months ended June 30, 2019 and 2018 (unaudited and in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
		(restated)		(restated)
Components of EBITDA:
Net income (loss)	$59	$(279)	$(103)	$(271)
Non-GAAP adjustments:
Depreciation and amortization	843	867	1,689	1,737
Interest expense - related party, net	88	92	179	178
Interest expense, net	4	3	9	9
Income tax expense	11	21	21	42
EBITDA	1,005	704	1,795	1,695
Adjustments to EBITDA:
Severance, settlements and other losses	-	317	-	341
Bad debt expense	17	22	56	44
Transaction costs	24	50	24	50
Adjusted EBITDA	$1,046	$1,093	$1,875	$2,130

Adjusted EBITDA for the three months ended June 30, 2019 and 2018 was approximately $1.0 million and $1.1 million, respectively, and adjusted EBITDA for the six months ended June 30, 2019 and 2018 was $1.9 million and $2.1 million, respectively. The decline in year-over-year Adjusted EBITDA was due primarily to a decrease in utilization of our solids control equipment which was only partially offset by increases in pricing and utilization of our lead surface rental products.

General Trends and Outlook

Our business depends to a significant extent on the level of resource development activity and corresponding capital spending of E&P companies onshore in the U.S. These activity and spending levels are strongly influenced by the current and expected oil price. Oil prices have been and will continue to be volatile as major drivers determining the price of oil, including the rate of GDP growth in consuming nations and the political stability of oil-producing countries, are unpredictable.

Despite a rebound in oil prices of more than 20.0% during the first six months of 2019, the Rig Count has declined by more than 10.0% during the same period and we anticipate that it may decline further as E&P companies continue to cut back on capital expenditures for drilling programs.

Given the declining Rig Count and the uncertainty regarding the current market environment, we have implemented a low-risk growth strategy. We will focus on (i) maintaining current pricing levels and increasing activity and utilization of our equipment, particularly with existing customers who are not reducing the number of rigs they operate and (ii) replacing sub-rented equipment if our purchased or owned equipment is not needed for new jobs. We believe there is significant growth potential for our solids control product line as we currently have the capacity to more than double our existing solids control job count without incremental capital expenditures. In order to accelerate the addition of solids control jobs, we have expanded our sales team to include individuals with extensive experience in selling solids control products. As new jobs are added, the income from such jobs will have a significant positive impact on financial performance as the variable costs associated with the rental of our solids control products are minimal. Variable costs associated with the rental of surface rental equipment are also minimal and we will seek to increase our surface rental activity; however, growth of our surface rental product line is more limited than growth of our solids control product line as our lead surface rental products, consisting primarily of tanks and pumps, are fully utilized and we are reluctant to increase our dependence on high cost sub-rental vendors. In an effort to alleviate the impact of this limitation, we have invested, and continue to invest, in purchasing equipment which can either generate incremental rental income at a high margin by satisfying additional demand or generate cost savings by replacing equipment which is currently being sub-rented. In addition, beginning in the third quarter, we will have access to incremental tanks and pumps from Permian Pelican Rentals, LLC (“PPR”), a related party, which has committed to providing equipment to us at day rates which are significantly more favorable than the rates charged by our existing sub-rental vendors. We believe the combination of (i) increased contribution from our solids control product line as we improve utilization of our existing equipment fleet, (ii) increased surface rental activity using owned or less costly equipment, and (iii) decreased costs as sub-rented equipment is returned will result in increased margins during the remainder of the year.

Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The condensed consolidated financial statements for the three months ended June 30, 2018 have been restated due to an accounting error in connection with certain assets sold in 2016.  (See further discussion in “Note 8 – Restatement of Prior Year Financial Statements” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this document).

The following table summarizes the change in our results of operations for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 (unaudited and in thousands).

	For the Three Months Ended June 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
			(restated)

Revenue	$4,303	100.0%	$4,388	100.0%	$(85)	-1.9%
Expenses:
Operating expenses	2,503	58.2%	2,529	57.6%	(26)	-1.0%
Depreciation and amortization	843	19.6%	867	19.8%	(24)	-2.8%
Selling, general and administrative expenses	795	18.5%	1,155	26.3%	(360)	-31.2%
Total expenses	4,141	96.2%	4,551	103.7%	(410)	-9.0%
Income (loss) from operations	162	3.8%	(163)	NA	325	NA
Other expense:
Interest expense, net	4	0.1%	3	0.1%	1	33.3%
Interest expense - related party, net	88	2.0%	92	2.1%	(4)	-4.3%
Total other expense	92	2.1%	95	2.2%	(3)	-3.2%
Income (loss) before income taxes	70	1.6%	(258)	NA	328	NA
Income tax expense	11	0.3%	21	0.5%	(10)	-47.6%
Net income (loss)	$59	1.4%	$(279)	NA	$338	NA

Overview. Excluding a non-recurring severance charge of $0.3 million in May 2018, the financial performance during the three months ended June 30, 2019 and 2018 was very similar as the positive year-over-year impact of increased pricing and utilization of our surface rental products and services was offset by the negative year-over-year impact of decreased utilization of our solids control products and services.

Revenue. Our revenue for the three months ended June 30, 2019 was $4.3 million, a decrease of 1.9%, compared to $4.4 million for the three months ended June 30, 2018. When comparing the two periods, pricing and utilization of our tanks, our lead surface rental product, increased by approximately 10.0% and 20.0%, respectively, year-over-year while utilization of our centrifuges, our lead solids control product, decreased by approximately 50.0% and revenue generated from the rental of auxiliary equipment, both surface rental and solids control products, decreased by more than 40.0%. Although the net impact of these changes was a decline in revenue from rental services of 15.0% when comparing the three months ended June 30, 2019 to the three months ended June 30, 2018, aggregate revenue from rig-up/rig-down and trucking services increased by more than 35.0% when comparing the two periods. Revenue generated from rig-up/rig-down and trucking services is tied closely to utilization of our tanks and other core surface rental products which increased period-over-period. In addition, we implemented certain pricing increases for rig-up/rig-down and trucking services and changes in the customer and product mix resulted in more demand for these services at an increased frequency. Although the market outlook is uncertain for the remainder of the year, we believe revenue generated from surface rental equipment and services will remain steady or increase slightly as a result of strong demand from our existing customers and we believe revenue generated by our solids control equipment and services will increase as a result of our intensified focus on improving utilization and our expanded sales team.

Operating Expenses. Our operating expenses for the three months ended June 30, 2019 and 2018 were $2.5 million, or 58.2% of revenue for the three months ended June 30, 2019 and 57.6% of revenue for the three months ended June 30, 2018. Operating expenses include primarily variable costs, such as payroll and related costs, including sub-contractors, third-party expenses, such as hauling and washout of equipment, and sub-rental expenses. A significant decline in sub-contractor expenses due to the decrease in utilization of our solids control equipment and services was offset by an increase in washout and trucking expenses related to the increase in rig-up/rig-down and trucking revenue. Third-party sub-rental expenses remained relatively flat as vendor day rate increases of more than 60.0% effective January 1, 2019 were mostly offset by the decline in the quantity of sub-rented equipment as equipment purchased during the second half of 2018 went into service and replaced equipment which was previously sub-rented. We anticipate a further decrease in sub-rental expense during the remainder of the year as certain equipment rented on a day rate basis is replaced with either equipment under long-term lease with a low-cost related party provider or equipment purchased by the Company.

Depreciation and Amortization. Depreciation and amortization decreased slightly to $0.8 million for the three months ended June 30, 2019 from $0.9 million for the three months ended June 30, 2018 due primarily to the impact of certain assets becoming fully depreciated and amortized partially offset by the purchase and fabrication of new assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $0.8 million, or 18.5% of revenue, for the three months ended June 30, 2019 from $1.2 million, or 26.3% of revenue, for the three months ended June 30, 2018. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year decrease of approximately $0.4 million is primarily due to a severance charge of $0.3 million during the three months ended June 30, 2018 which did not recur in 2019.

Interest Expense, Net. Interest expense, net, consisting primarily of interest on insurance financing and other miscellaneous interest expense, was approximately $4,000 and $3,000 for the three months ended June 30, 2019 and 2018, respectively.

Interest Expense – Related Party. During the three months ended June 30, 2019 and 2018, we recorded approximately $88,000 and $92,000 of interest expense on borrowings under the credit facility (“Related Party Credit Facility”) with Permian Pelican Financial, LLC (“PPF”), a related party.

Income Taxes. From our evaluation as of June 30, 2019 and December 31, 2018, the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As such, a valuation allowance of $1.9 million is included on the condensed consolidated balance sheet as of June 30, 2019 (unaudited) and December 31, 2018. Income tax expense was approximately $11,000 and $21,000 for the three months ended June 30, 2019 and 2018, respectively, which primarily reflects Texas Franchise Tax. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The condensed consolidated financial statements for the six months ended June 30, 2018 have been restated due to an accounting error in connection with certain assets sold in 2016.  (See further discussion in “Note 8 – Restatement of Prior Year Financial Statements” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this document.)

The following table summarizes the change in our results of operations for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 (unaudited and in thousands).

	For the Six Months Ended June 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
			(restated)

Revenue	$8,222	100.0%	$8,724	100.0%	$(502)	-5.8%
Expenses:
Operating expenses	4,851	59.0%	5,139	58.9%	(288)	-5.6%
Depreciation and amortization	1,689	20.5%	1,737	19.9%	(48)	-2.8%
Selling, general and administrative expenses	1,576	19.2%	1,890	21.7%	(314)	-16.6%
Total expenses	8,116	98.7%	8,766	100.5%	(650)	-7.4%
Income (loss) from operations	106	1.3%	(42)	NA	148	NA
Other expense:
Interest expense, net	9	0.1%	9	0.1%	-	0.0%
Interest expense - related party, net	179	2.2%	178	2.0%	1	0.6%
Total other expense	188	2.3%	187	2.1%	1	0.5%
Loss before income taxes	(82)	NA	(229)	NA	147	NA
Income tax expense	21	0.3%	42	0.5%	(21)	-50.0%
Net loss	$(103)	NA	$(271)	NA	$168	NA

Overview. Excluding a non-recurring severance charge of $0.3 million in May 2018, the financial performance during the six months ended June 30, 2019 worsened slightly when compared to the six months ended June 30, 2018. The decline was due primarily to the negative impact of decreased utilization of our solids control products and services.

Revenue. Our revenue for the six months ended June 30, 2019 was $8.2 million, a decrease of 5.8%, compared to $8.7 million for the six months ended June 30, 2018 due primarily to a 50.0% decline in utilization of our solids control products and services partially offset by a more than 15.0% increase in revenue generated by rig-up/rig-down and trucking services. We believe our volume of solids control work will increase during the remainder of the year as a result of a renewed focus on marketing our solids control product line and an expanded sales team.

Operating Expenses. Our operating expenses for the six months ended June 30, 2019 were $4.9 million, or 59.0% of revenue, compared to $5.1 million, or 58.9% of revenue, for the six months ended June 30, 2018. Operating expenses include primarily variable costs, such as payroll and related costs, including sub-contractors, and expenses associated with various third-party vendors which haul equipment, wash out equipment, or rent equipment to the Company when we are unable to meet demand with our internal resources. The decline in operating expenses of $0.3 million year-over-year was driven primarily by a reduction in payroll and related costs, including third-party sub-contractors, resulting from the decrease in utilization of our solids control equipment and services and a continued focus on labor productivity. The decline in payroll and sub-contractor expenses was partially offset by an increase in third-party expenses. When comparing the six months ended June 30, 2019 to the same period in the prior year, activity associated with rig-up/rig-down and trucking services increased and the Company outsourced more of these services to third-party vendors. In addition, the Company was impacted by cost increases of more than 60.0% for certain equipment which is sub-rented from third-parties. We believe that our operating expenses as a percentage of revenue will decrease during the remainder of the year as we continue to focus on labor productivity and as we replace sub-rented equipment from high cost vendors with newly purchased equipment or equipment which is sub-rented at a lower cost.

Depreciation and Amortization. Depreciation and amortization was $1.7 million for the six months ended June 30, 2019 and 2018 as the impact of certain assets becoming fully depreciated and amortized was mostly offset by the purchase and fabrication of new assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.6 million, or 19.2% of revenue, for the six months ended June 30, 2019 compared to $1.9 million, or 21.7% of revenue, for the six months ended June 30, 2018. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year decrease of $0.3 million was primarily due to a non-recurring severance charge of $0.3 million during the six months ended June 30, 2018 which did not recur in 2019.

Interest Expense, Net. Interest expense, net, consisting primarily of interest on insurance financing and other miscellaneous interest expense, was approximately $9,000 for the six months ended June 30, 2019 and 2018.

Interest Expense – Related Party. During the six months ended June 30, 2019 and 2018, we recorded approximately $179,000 and $178,000 of interest expense on borrowings under the Related Party Credit Facility with PPF, a related party.

Income Taxes. From our evaluation as of June 30, 2019 and December 31, 2018, the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As such, a valuation allowance of $1.9 million is included on the condensed consolidated balance sheet as of June 30, 2019 (unaudited) and December 31, 2018. Income tax expense was approximately $21,000 and $42,000 for the six months ended June 30, 2019 and 2018, respectively, which primarily reflects Texas Franchise Tax. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating Activities. During the six months ended June 30, 2019 and 2018, operating activities provided $1.6 million and $2.0 million in cash, respectively. Changes in operating assets and liabilities used approximately $79,000 of cash during the six months ended June 30, 2019 compared to generating $0.5 million during the six months ended June 30, 2018. The change in receivables used $0.4 million in cash during the six months ended June 30, 2019 compared to generating $0.9 million in cash during the six months ended June 30, 2018. During the six months ended June 30, 2019, days of receivables outstanding increased slightly from 68 days to 71 days resulting in a use of cash. The same measure for the prior year period decreased from 102 days as of December 31, 2017 to 61 days as of June 30, 2018 resulting in a significant source of cash during the six months ended June 30, 2018 as we billed and collected receivables which had been delayed during the fourth quarter of 2017. The change in accounts payable and other accrued expenses generated $0.2 million in cash during the six months ended June 30, 2019 compared to using $0.5 million in cash during the six months ended June 30, 2018. During the six months ended June 30, 2019, we generated cash from the change in accounts payable and other accrued liabilities due primarily to an increase in our accounts payable balance resulting from the inclusion of payables related to our 2019 capital expenditure plan.

Capital Expenditures. Capital expenditures are the main component of our investing activities. Capital expenditures for the six months ended June 30, 2019 and 2018 were $2.5 million and $0.6 million, respectively. Our primary investing focus in 2019 is purchasing and fabricating equipment which could replace equipment we are currently sub-renting from third-party vendors if there is no incremental demand to be satisfied. During the six months ended June 30, 2019, aggregate expenditures on 500bbl round-bottom tanks were approximately $2.2 million and we placed 55 new 500bbl round-bottom tanks in service. To date, virtually all these tanks have been used to satisfy incremental demand and, when comparing the three months ended June 30, 2019 to the three months ended March 31, 2019, the number of revenue-generating days for 500bbl round-bottom tanks has increased by approximately 10.0% with the addition of the new tanks. Our remaining 2019 capital expenditure plan includes the fabrication of additional pumps and open top tanks. This equipment will either generate income by satisfying incremental demand or will generate cost savings by replacing sub-rented equipment. During the first half of 2019, we have recognized cost savings at an annual rate of approximately $0.4 million related to pumps and open top tanks fabricated in 2018.

Liquidity and Credit Facility. As of June 30, 2019, we had a cash balance of approximately $1.0 million (excluding restricted cash) and aggregate related party debt of $6.4 million. Because the lender under our credit facility is a related party, we benefit from a credit facility which is structured with no financial covenants and we have significant flexibility to modify our credit facility, if, and when, needed.

In February 2019, we borrowed the remaining $0.7 million available under our revolving credit facility to partially fund the purchase of new 500bbl round-bottom tanks. Our existing capital expenditure plan for 2019 focuses primarily on purchasing and fabricating equipment which could be used to reduce sub-rental expense; however, if demand continues to increase as it has during the first half of 2019, new equipment may be used to service incremental jobs for which the gross margin generated will exceed the projected cost savings of replacing sub-rented equipment on existing jobs. As of July 31, 2019, aggregate remaining payments for 500bbl round-bottom tanks are approximately $0.5 million. Expenditures planned for the remainder of the year will be committed to and funded as we generate cash flow from operations.

As of July 31, 2019, we had approximately $1.1 million of cash on hand. We believe that this cash combined with our cash flow from operations will be sufficient to fund our working capital needs, the 2019 capital expenditure plan, principal and interest payments, and other contractual obligations for the next twelve months.

Merger with a Related-Party

On January 28, 2019, we executed an Agreement and Plan of Merger (“Merger Agreement”) with Permian Pelican Inc. (“Pelican”), a related party, pursuant to which Pelican merged with and into the Company (the “Merger”) in a non-cash transaction. By virtue of the Merger, each issued and outstanding share of Pelican common stock, 7,429 shares in aggregate, was converted into 387.858 shares of our common stock and each share of Series A convertible preferred stock was canceled. We issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, with a value of approximately $14.4 million in consideration for all the shares of Pelican common stock outstanding as of the Merger on January 28, 2019. The new shares of our common stock were issued directly to the individual shareholders of Pelican and, as a result, effective January 28, 2019, we no longer have a controlling shareholder.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2019. For a detailed discussion of our critical accounting policies and estimates, refer to our 2018 Annual Report on Form 10-K.

Net Operating Losses

As of December 31, 2018, we had approximately $32.8 million of federal net operating loss carryforwards. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of June 30, 2019 and December 31, 2018, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have a valuation allowance of approximately $1.9 million as of June 30, 2019 and December 31, 2018 on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in certain state tax jurisdictions.

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

Management updated our assessment of the effectiveness of our ICFR as of June 30, 2019 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. We determined that we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A material weakness was identified relating to the write-off of assets that were disposed of during the year ended December 31, 2016 as part of the Recapitalization. We have identified certain deficiencies associated with the design, implementation and operating effectiveness of internal controls related to the disposition of fixed assets and we did not effectively operate controls over management’s review over the non-routine and complex transactions due to the lack of segregation of duties over these types of transactions. We have an ongoing remediation plan that includes our continuing use of an accounting consultant with expertise in U.S. GAAP as well as implementing equipment inventory procedures on an annual basis and implementing additional internal controls related to the disposition of fixed assets. We conducted a comprehensive fixed asset count during the second quarter of 2019 and we will complete another count during the second half of the year to further assess the strength of our internal controls surrounding the disposition of fixed assets and to implement further improvements to our internal controls as needed. Based on our ongoing remediation activities, we anticipate that the material weakness reported as of December 31, 2018 will be remediated as of December 31, 2019.

Based on our evaluation, we believe that the reported material weakness did not have a significant effect on our financial results for the three and six months ended June 30, 2019 and we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

ALY ENERGY SERVICES, INC.

Date: August 14, 2019	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

