Form 10-Q
period 2019-09-30
Aly Energy Services, Inc.
filed 2019-11-13
CIK 946822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Period Ended September 30, 2019

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

At November 13, 2019, the registrant had 3,822,329 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: None

ALY ENERGY SERVICES, INC.

(A Delaware Corporation)

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Index	Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (restated)	5

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (restated)	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (restated)	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

ALY ENERGY SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018

ASSETS
Current assets
Cash	$474	$1,615
Restricted cash	30	30
Receivables, net	3,019	2,910
Prepaid expenses and other current assets	245	621
Total current assets	3,768	5,176
Property and equipment, net	27,086	25,808
Intangible assets, net	2,787	3,349
Other assets	502	13
Total assets	$34,143	$34,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,987	$2,602
Accounts payable and other liabilities - related party	98	31
Current `portion of long-term debt - related party	1,093	1,000
Total current liabilities	3,178	3,633
Operating lease liabilities - related party, net of current portion	215	-
Long-term debt - related party, net of current portion	5,478	5,185
Other long-term liabilities	110	13
Total liabilities	8,981	8,831
Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock of $0.001 par value, liquidation preference of $0 and $17,292 as of September 30, 2019 and December 31, 2018, respectively Authorized, issued and outstanding-none as of September 30, 2019 Authorized-20,000; issued and outstanding-17,292 as of December 31, 2018	-	6,755
Preferred stock of $0.001 par value Authorized-4,980,000; issued and outstanding-none as of September 30, 2019 and December 31, 2018	-	-
Common stock of $0.001 par value Authorized-15,000,000; issued and outstanding-3,822,329 as of September 30, 2019 Authorized-15,000,000; issued and outstanding-940,918 as of December 31, 2018	4	1
Additional paid-in-capital	61,017	54,265
Accumulated deficit	(35,859)	(35,506)
Total stockholders' equity	25,162	25,515
Total liabilities and stockholders' equity	$34,143	$34,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
		(restated)		(restated)

Revenue	$3,997	$4,518	$12,219	$13,242
Expenses:
Operating expenses	2,487	2,473	7,338	7,612
Operating lease expense - related party	11	-	11	-
Depreciation and amortization	849	841	2,538	2,578
Selling, general and administrative expenses	805	836	2,381	2,726
Total expenses	4,152	4,150	12,268	12,916
Income (loss) from operations	(155)	368	(49)	326
Other expense:
Interest expense, net	5	3	14	12
Interest expense - related party, net	86	92	265	270
Total other expense	91	95	279	282
Income (loss) before income taxes	(246)	273	(328)	44
Income tax expense (benefit)	10	(30)	31	12
Net income (loss)	$(256)	$303	$(359)	$32

Basic earnings (loss) per share information:
Net income (loss) available to common stockholders	$(0.07)	$0.38	$(0.10)	$0.04
Weighted-average shares - basic	3,822,329	802,331	3,526,800	728,460

Diluted earnings (loss) per share information:
Net income (loss) available to common stockholders	$(0.07)	$0.07	$(0.10)	$0.01
Weighted-average shares - diluted	3,822,329	4,414,234	3,526,800	4,415,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	17,292	$6,755	940,918	$1	$54,265	$(35,506)	$25,515
Net loss	-	-	-	-	-	(162)	(162)
Issuance of common stock in connection with the Merger	-	-	2,881,411	3	6,752	-	6,755
Cancellation of Series A convertible preferred stock in connection with the Merger	(17,292)	(6,755)	-	-	-	-	(6,755)
Impact of adoption of ASC 842 Standard	-	-	-	-	-	6	6
Balance as of March 31, 2019	-	-	3,822,329	4	61,017	(35,662)	25,359
Net income	-	-	-	-	-	59	59
Balance as of June 30, 2019	-	-	3,822,329	4	61,017	(35,603)	25,418
Net loss	-	-	-	-	-	(256)	(256)
Balance as of September 30, 2019	-	$-	3,822,329	$4	$61,017	$(35,859)	$25,162

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance as of December 31, 2017 (restated)	17,292	$6,755	690,907	$1	$53,767	$(35,849)	$(2)	$24,672
Net income (restated)	-	-	-	-	-	8	-	8
Balance as of March 31, 2018 (restated)	17,292	6,755	690,907	1	53,767	(35,841)	(2)	24,680
Net loss (restated)	-	-	-	-	-	(279)	-	(279)
Reinstatement of treasury shares	-	-	11	-	(2)	-	2	-
Balance as of June 30, 2018 (restated)	17,292	6,755	690,918	1	53,765	(36,120)	-	24,401
Net income (restated)	-	-	-	-	-	303	-	303
Exercise of options	-	-	250,000	-	500	-	-	500
Balance as of September 30, 2018 (restated)	17,292	$6,755	940,918	$1	$54,265	$(35,817)	$-	$25,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALY ENERGY SERVICES, INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	For the Nine Months Ended September 30,
	2019	2018
		(restated)
Cash flows from operating activities:
Net income (loss)	$(359)	$32
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,538	2,578
Operating lease amortization	104	-
Operating lease amortization - related party	8
Bad debt expense	72	66
Non-cash interest expense	2
Changes in operating assets and liabilities:
Receivables	(181)	443
Prepaid expenses and other assets	376	(15)
Accounts payable, accrued expenses, operating lease and other liabilities	(839)	(220)
Accounts payable and other liabilities - related party	8	4
Net cash provided by operating activities	1,729	2,888

Cash flows from investing activities:
Purchases of property and equipment	(2,788)	(1,686)
Net cash used in investing activities	(2,788)	(1,686)

Cash flows from financing activities:
Proceeds from exercise of options	-	500
Borrowings on long-term debt - related party	675	250
Repayment of long-term debt - related party	(750)	(167)
Repayment of finance leases - related party	(7)	-
Net cash provided by (used in) financing activities	(82)	583

Net increase (decrease) in cash and restricted cash	(1,141)	1,785
Cash and restricted cash, beginning of period	1,645	233
Cash and restricted cash, end of period	$504	$2,018

Supplemental disclosure of cash flow information:
Cash paid for interest - related party	$269	$265
Cash paid for interest	9	7
Cash paid (received) for income taxes, net	44	21

Non-cash financing activities:
Cancellation of preferred stock and issuance of common stock in connection with the Merger	$6,755	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Aly Energy Services, Inc., together with its subsidiaries (“Aly Energy” or the “Company”), is a provider of oilfield services to oil and gas exploration and production (“E&P”) companies operating in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental equipment and solids control equipment and services. Our surface rental equipment includes a wide variety of large capacity tanks with circulating systems, associated pumps, and ancillary equipment. Our solids control equipment mainly consists of large centrifuges and ancillary components that can be integrated into a closed loop mud system. We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico.

Throughout this report, we may also refer to Aly Energy and its subsidiaries as “we”, “our” or “us”.

Basis of Presentation

Aly Energy has two wholly-owned subsidiaries with active operations: Aly Operating, Inc. and Aly Centrifuge Inc. Aly Operating, Inc. has one wholly-owned subsidiary, Austin Chalk Petroleum Services Corp. We operate as one business segment which services customers within the U.S.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Aly Energy and each of its subsidiaries. All significant intercompany transactions and account balances have been eliminated upon consolidation.

Reverse Stock Split

On August 7, 2018, the Company effected a 1-for-20 reverse stock split of its common stock (“Reverse Split”), as approved by its Board of Directors and stockholders. All information in this Quarterly Report on Form 10-Q relating to the number of common shares, price per share and per share amounts, including such information related to options and the conversion feature of the Series A convertible preferred stock, have been retroactively restated to give effect to the Reverse Split. Please see Note 6 – Stockholders’ Equity.

Interim Financial Information

The unaudited condensed consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements. The unaudited condensed consolidated financial statements of the Company as of and for the periods presented are prepared in conformity with U.S. GAAP for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. Interim results for the three and nine months ended September 30, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.

Reclassifications

Certain reclassifications have been made to prior period unaudited condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on our consolidated financial position, results of operations or cash flows.

Merger with Related Party

On January 28, 2019, we executed an Agreement and Plan of Merger (“Merger Agreement”) with Permian Pelican Inc. (“Pelican”), a related party, pursuant to which Pelican merged with and into the Company (the “Merger”). By virtue of the Merger, each issued and outstanding share of Pelican common stock, 7,429 shares in aggregate, was converted into 387.858 shares of our common stock and each share of Series A convertible preferred stock was canceled. We issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, with a value of approximately $14.4 million in consideration for all of the shares of Pelican common stock outstanding as of the Merger on January 28, 2019. The new shares of our common stock were issued directly to the individual shareholders of Pelican and, as a result, effective January 28, 2019, we no longer had a controlling shareholder. Please see Note 7 – Related Party Transactions.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, and the amounts of revenue and expenses recognized during the reporting period. Areas where critical accounting estimates are made by management include:

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

Accounting Standard Adopted in 2019

Leases. In February 2016, the FASB issued accounting standard update (“ASU”) 2016-02, Leases and subsequently issued additional ASUs clarifying certain aspects of ASU 2016-02. ASU 2016-02 and related amendments have been codified as ASC 842. ASC 842 is effective for annual and interim periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019 utilizing a modified retrospective transition by using the effective date as the date of initial application. Consequently, prior period financial information has not been adjusted and continues to be reflected in accordance with the Company’s historical accounting policy. In addition, the Company elected the following practical expedients:

•	The package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the Company to carry forward the historical lease classification;
•	The short-term lease practical expedient which allowed the Company to exclude short-term leases from recognition in the unaudited condensed consolidated balance sheets; and,
•	The bifurcation of lease and non-lease components practical expedient which did not require the Company to bifurcate lease and non-lease components, if any, for all classes of assets.

The adoption of this accounting standard resulted in the recording of operating right-of-use (“ROU”) assets and operating lease liabilities of approximately $0.3 million as of January 1, 2019. The difference between the operating ROU assets and operating lease liabilities of approximately $6,000 was recorded as an adjustment to accumulated deficit. Please see Note 4 – Leases.

Revenue recognition. Revenue is recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered or rentals provided. Taxes collected from customers and remitted to governmental authorities are not included in revenue in the Company’s financial statements.

Performance Obligations

A performance obligation arises under contracts with customers to render services or provide rentals and is the unit of account. The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered and rentals provided.

Most of the Company’s performance obligations are satisfied over time, generally over a period measured in days or months. The Company’s payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days. We invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our revenue contracts do not give rise to contract assets or liabilities.

Rentals revenue consists of fees charged to customers for use of the Company’s rental equipment and, in certain cases, fees charged to customers for the use of personnel supplied by the Company to operate its solids control equipment over the term of the rental period, which is generally less than twelve months. These fees are primarily charged on a per day, per hour or similar basis.

Services revenue, including revenue generated by the transportation of equipment, rig-up/rig-down services and service calls, primarily represents amounts charged to customers for the completion of services rendered, including labor and supplies necessary to perform the service. Rates for these services vary depending on the type of services provided and are calculated on a per job, per hour, or per piece of equipment basis.

The Company expenses sales commissions when incurred because the relevant amortization period would be one year or less.

The following table presents our revenue disaggregated by revenue source (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Rental services	$2,579	$3,160	$7,912	$9,408
Transportation services	762	702	2,282	1,982
Rig-up/rig-down services	634	618	1,969	1,771
Other	22	38	56	81
Total	$3,997	$4,518	$12,219	$13,242

Accounting Standards Issued But Not Yet Adopted

Fair Value Measurement Disclosure. In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) – Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement. This new guidance eliminated, modified and added certain disclosure requirements related to fair value measurements. The amended disclosure requirements are effective for all entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact of adopting this guidance. However, we currently expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

Financial Instruments—Credit Losses. In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326), which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. It requires an entity to estimate credit losses expected over the life of an exposure based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This guidance will take effect for public companies with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance.

NOTE 3 — DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Property and Equipment

Major classifications of property and equipment are as follows (in thousands):

	September 30, 2019	December 31, 2018
Machinery and equipment	$36,927	$33,503
Vehicles, trucks and trailers	4,300	4,242
Office furniture, fixtures and equipment	567	567
Right-of-use assets - finance leases	466	-
Buildings	212	212
Leasehold improvements	63	63
	42,535	38,587
Less: Accumulated depreciation and amortization	(15,465)	(13,490)
	27,070	25,097
Assets not yet placed in service	16	711
Property and equipment, net	$27,086	$25,808

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2019 and 2018 (restated) was $0.6 million and $0.7 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2019 and 2018 (restated) was $2.0 million.

Intangible Assets, Net

As of September 30, 2019 and December 31, 2018, intangible assets of $2.8 million and $3.3 million, respectively, included assets associated with a trade name and customer relationships. Amortization expense was $0.2 million for the three months ended September 30, 2019 and 2018. Amortization expense was $0.6 million for the three months ended September 30, 2019 and 2018.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable	$1,021	$1,098
Accrued compensation	225	384
Sales tax payable	187	211
Current portion of operating lease liabilities	115	-
Accrued property taxes	114	1
Insurance payable	60	366
Accrued severance	-	281
Other accrued expenses	265	261
Total accrued expenses	$1,987	$2,602

NOTE 4 – LEASES

The Company adopted ASU 2016-02 and the related amendments on January 1, 2019.

The Company leases certain equipment and facilities under both operating and finance leases expiring on various dates through 2023. The nature of these leases generally fall into two categories: real estate leases and equipment leases for surface rental equipment used in our operations such as tanks and pumps. The leases for surface rental equipment are with a related party, Permian Pelican Rentals, LLC (“PPR”). Please see Note 7 – Related Party Transactions.

For leases with initial terms greater than 12 months, we consider the leased assets as our right-of-use assets and record the related asset and obligation at the present value of lease payments over the term. We estimate our incremental borrowing rate, which is used to discount the lease payments, based on information available at lease commencement. For leases with initial terms equal to or less than 12 months, we do not consider the leased assets as right-of-use assets and instead we record them as short-term lease costs that are recognized on a straight-line basis over the lease term.

Some of our leases include escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when it is reasonably certain the Company will exercise such options.

Operating and Finance Leases with a Related Party

On May 21, 2019, the Company entered into a leasing arrangement with PPR for 40 500bbl tanks. All the tanks are required to be upgraded and modified by Aly Energy prior to being placed in service. Aly Energy then bills PPR for all costs incurred to modify and upgrade the tanks. As of September 30, 2019, the company had completed the upgrades and modifications on 14 tanks. The remainder of the tanks will be delivered to the Company and completed within the next six months.

Each tank incurs daily rental charges based on a 365 (or 366) day year regardless of equipment utilization. The lease commences on the day that each completely refurbished tank is ready for shipment to a customer’s site.

Each tank is a separate identified asset that is capable of being used independently of the other tanks. As such, the Company records a separate lease for each piece of equipment under the PPR leasing arrangement.

Subsequent to May 21, 2019, PPR and Aly Energy entered into three amendments to the leasing agreement as follows:

-	Amendment No. 1 – July 1, 2019- Amended the start date of the lease payments to commence on the first calendar day of the month after such equipment has been readied for shipment to the customer. The amendment was accounted for as a modification. All leases that commenced prior to July 1, 2019 were assessed initially under the terms of the unmodified lease and again on July 1 using the modified terms. The reassessment of each lease did not result in any changes to lease classification. The difference between the calculated lease liability using the amended terms of the lease and the recorded lease liability as of the amendment date was not material.

-	Amendment No. 2 – July 24, 2019 – Amended the lease agreement to include six diesel mud pumps (“DMPs”) at a stated daily rate. This amendment was treated as a separate lease agreement for purposes of lease classification. Each DMP is a separate identified asset that is capable of being used independently of the other DMPs. As such, the Company considers each DMP a separate lease.

-	Amendment No. 3 – August 15, 2019 – Amended the lease term to extend the maturity date from December 31, 2022 to December 31, 2023. Each equipment lease in effect as of August 15, 2019 was reassessed for classification. All the leases that were in effect as of August 15, 2019 were initially classified as operating leases and continued to be classified as operating leases after the amendment. The difference between the calculated lease liability using the amended lease maturity date and the recorded lease liability as of the amendment date was recorded as an adjustment to the operating right-of-use asset and the operating lease liability. As a result of the amendment, total operating right-of-use assets and operating lease liabilities increased by approximately $27,000.

Based on the Company’s assessments of lease classification, each of the tank leases were classified as operating leases and each of the DMP leases were classified as finance leases. The DMPs were classified as financing leases because the present value of the lease payments aggregate to an amount equal to substantially all the estimated fair value of the DMPs. The estimated fair value of the frac tanks was determined based on quoted market prices for similar tanks, as adjusted for differences in configuration. The estimated fair value for the DMPs was determined based on the cost of a new DMP, as adjusted for the upgrades added by the Company. The estimated incremental borrowing rate is based on the Company’s estimate of the rate at which a third-party lender would finance the purchase of equipment under a secured loan of a similar term to the leasing arrangement.

During the three and nine months ended September 30, 2019, we added $0.2 million of operating lease liabilities and $0.5 million of finance lease liabilities as a result of the commencement of 14 operating leases and six finance leases under the PPR leasing arrangement.

Balance Sheet Classification

The table below presents the lease-related assets and liabilities included on the balance sheet (in thousands):

Leases	Classification on Balance Sheet	September 30, 2019
Assets
Operating right-of-use assets	Other assets	$223
Operating right-of-use assets - related party	Other assets	266
Finance right-of-use assets - related party	Property and equipment, net	453
Liabilities
Current
Operating lease liabilities	Accounts payable and accrued expenses	115
Operating lease liabilities - related party	Accrued expenses and current liabilities - related party	54
Finance lease liabilities - related party	Current portion of long-term debt - related party	93
Non-Current
Operating lease liabilities	Other long-term liabilities	110
Operating lease liabilities - related party	Operating lease liabilities - related party, net of current portion	215
Finance lease liabilities - related party	Long-term debt - related party, net of current portion	368

Lease Costs

Rent expense is included in operating expenses or selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations depending on the use of the asset being rented. The table below presents the rent expense recognized for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Rent expense:
Operating right-of-use assets	$39	$-	$116	$-
Operating right-of-use assets - related party	11	-	11	-
Long-term operating leases	-	19	-	48
Month-to-month operating leases	11	26	31	48
Operating leases maturing within twelve months and other	8	15	24	44
Total rent expense	$69	$60	$182	$140

Amortization expense and interest expense related to finance leases are included in depreciation and amortization and interest expense – related party, net, respectively, on the unaudited condensed consolidated statements of operations. The table below presents the interest expense and amortization expense recognized in connection with finance right-of-use assets for the three and nine months ended September 30, 2019:

For the Three and Nine Months Ended September 30, 2019
Finance leases - related party:
Amortization expense	$13
Interest expense	5
Total expense	$18

The table below presents cash paid for operating leases and finance leases during the three and nine months ended September 30, 2019 (in thousands):

For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$109
Operating cash flows from operating leases - related party	1
Non-cash activities resulting from new leasing arrangements and modifications to existing lease arrangements:
New operating right-of-use assets and operating lease liabilities - related party	$247
Modification of existing operating right-of-use assets and operating lease liabilities - related party	27
New finance right-of-use assets and finance lease liabilities- related party	466
Non-cash activities from adoption of ASC 842 as of January 1, 2019:
Operating right-of-use assets	$327
Operating lease liabilities	334
Other long-term liabilities	13
Retained earnings	6

Other Information

The tables below present supplemental information related to leases as of September 30, 2019:

As of September 30, 2019
Weighted average remaining lease term (years)
Operating leases	2.17
Operating leases - related party	4.25
Finance leases - related party	4.25
Weighted average discount rate
Operating leases	5.56%
Operating leases - related party	9.21%
Finance leases - related party	9.21%

Maturities of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of September 30, 2019:

	As of September 30, 2019
	Operating Leases	Operating Leases - Related Party	Finance Leases - Related Party
Remainder of 2019	$40	$19	$33
2020	106	77	132
2021	68	77	131
2022	26	77	131
2023	-	77	131
Total lease payments	240	327	558
Less: imputed interest	(15)	(58)	(97)
Present value of future minimum lease payments	$225	$269	$461
Less: current lease obligations	(115)	(54)	(93)
Long-term lease obligations	$110	$215	$368

As of September 30, 2019, under the equipment lease with PPR, we had approximately $0.5 million of operating right-of use assets and operating lease liabilities which had not yet commenced. These leases are expected to commence on or prior to March 31, 2020.

NOTE 5 — LONG-TERM DEBT – RELATED PARTY

Long-term debt – related party consists of the following (in thousands):

	September 30, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
Credit facility
Term loan	$1,000	$3,435	$1,000	$4,185
Revolving credit facility	-	1,675	-	1,000
Finance lease obligations	93	368	-	-
Total	$1,093	$5,478	$1,000	$5,185

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

Under the revolving credit facility, the Company has the ability to borrow the lesser of 80% of eligible receivables, as defined in the credit agreement, and $1.7 million. As of September 30, 2019, the Company had $1.7 million of borrowings outstanding and had no further borrowing availability under the revolving credit facility.

On July 24, 2019, a pre-existing leasing arrangement with Permian Pelican Rentals, LLC (“PPR”), a related party and a wholly-owned subsidiary of PPF, was amended to include the leasing of six DMPs. Based on the Company’s assessment, the leases for the DMPs are finance leases and, during the three months ended September 30, 2019, the Company recorded $0.5 million of finance ROU assets and finance lease liabilities in connection with the DMP leases.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On January 28, 2019, in connection with the Merger, we issued an aggregate of 2,881,411 new shares of our common stock, representing approximately 75.4% of our outstanding common stock, in consideration for all of the shares of Pelican common stock outstanding as of the effective date of the Merger. Please see Note 7 – Related Party Transactions.

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

Authorized preferred shares, with a par value of $0.001 per share, total 4,980,000 as of September 30, 2019 and December 31, 2018, respectively, of which, none were issued and outstanding as of September 30, 2019 and December 31, 2018.

NOTE 7 — RELATED PARTY TRANSACTIONS

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

In connection with our Related Party Credit Facility, during the three months ended September 30, 2019, we recorded principal payments and interest expense of $0.3 million and approximately $81,000, respectively. During the three months ended September 30, 2018, we recorded principal payments and interest expense of $0.2 million and approximately $92,000, respectively.

In connection with our Related Party Credit Facility, during the nine months ended September 30, 2019, we recorded principal payments and interest expense of $0.8 million and $0.3 million, respectively, and we borrowed an additional $0.7 million under the revolving credit facility thereby reducing availability under the facility to zero. During the nine months ended September 30, 2018, we recorded principal payments and interest expense of $0.2 million and $0.3 million, respectively.

Our consolidated balance sheet includes accrued interest under the Related Party Credit Facility of approximately $26,000 and $31,000 as of September 30, 2019 and December 31, 2018, respectively.

Related Party Vendor – Permian Pelican Rentals, LLC

PPR is a wholly-owned subsidiary of PPF, a related party. During the three and nine months ended September 30, 2019, the Company has entered into various leases with PPR to sub-rent tanks and pumps.

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

Due to the net loss incurred by the Company for the three and nine months ended September 30, 2019, the effect of incremental shares is antidilutive so the diluted earnings per share will be the same as the basic earnings per share. The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2018 are shown below (unaudited and in thousands, except for shares and per share data):

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(restated)	(restated)
Numerator:
Net income available to common stockholders	$303	$32
Denominator:
Weighted average shares used in basic earnings per share	802,331	728,460
Series A convertible preferred stock	2,881,400	2,881,400
Stock options issued under the 2017 Plan	730,503	805,152
Weighted average shares used in diluted earnings per share	4,414,234	4,415,012

Basic earnings per share	$0.38	$0.04
Diluted earnings per share	$0.07	$0.01

Unvested stock options under the 2013 Plan are excluded from the computation of basic and diluted earnings per share because they vest upon the occurrence of certain events as defined in the 2013 Plan. As of September 30, 2019, there were 11,706 stock options outstanding and unvested under the 2013 Plan.

Please see our Annual Report on Form 10-K for the year ended December 31, 2018 for additional detail on the options issued under the 2013 Plan and for detail on options issued under the 2017 Plan.

NOTE 9 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

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

We determined it would be necessary to restate the financial statements for the years ended December 31, 2017 and 2016 and the quarters ended March 31, 2018 and 2017, June 30, 2018 and 2017 and September 30, 2018 and 2017. The adjustments to the consolidated statements of operations consist of an increased impairment and increased loss on disposal of assets in 2016 and a reduction in depreciation expense during all periods from November 1, 2016 through September 30, 2018. The adjustments to the consolidated balance sheet consist of a reduction of property and equipment, net in all periods to reflect the write-off of certain assets in 2016. The Company’s consolidated statements of cash flows had no changes to net cash flows from operating, investing or financing activities as a result of the restatement. The impact of the restatement to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018 was as follows (in thousands except per share data):

	Unaudited Condensed Consolidated Statements of Operations
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2018
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Depreciation and amortization	$862	$(21)	$841	$2,641	$(63)	$2,578
Total expenses	4,171	(21)	4,150	12,979	(63)	12,916
Income from operations	347	21	368	263	63	326
Income (loss) before income taxes	252	21	273	(19)	63	44
Net income (loss)	$282	$21	$303	$(31)	$63	$32
Income (loss) per common share - basic	$0.35	$0.03	$0.38	$(0.04)	$0.08	$0.04
Income (loss) per common share - diluted	$0.06	$0.01	$0.07	$(0.04)	$0.01	$0.01

NOTE 10 – SUBSEQUENT EVENTS

On October 9, 2019, we filed an amendment to our certificate of formation reducing our authorized common shares from 15,000,000 to 5,000,000 and reducing our authorized preferred stock from 5,000,000 to 1,000,000.

On October 23, 2019, we executed a new real estate lease for our corporate office. The lease is expected to commence on February 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in “Item 1. Unaudited Condensed Consolidated Financial Statements” in this Form 10-Q.

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

Overview of Our Business

Aly Energy Services, Inc., together with its subsidiaries (“Aly Energy” or the “Company”), is a provider of oilfield services to oil and gas exploration and production (“E&P”) companies operating in the United States (“U.S.”). Generally, the services we offer fall within two broad categories: surface rental equipment and solids control equipment and services. Our surface rental equipment includes a wide variety of large capacity tanks with circulating systems, associated pumps, and ancillary equipment. Our solids control equipment mainly consists of large centrifuges and ancillary components that can be integrated into a closed loop mud system. We operate in the U.S., primarily in Texas, Oklahoma, and New Mexico.

How We Generate Revenue and the Costs of Conducting Our Business

We generate our revenue by providing drilling-related support services to E&P companies operating in onshore basins in the U.S. Our revenue streams include: (i) rental services - revenue derived from the rental of equipment and on-site operators of such equipment, (ii) rig-up/rig down services – revenue derived from the rig-up/rig-down of our equipment at the customer site, (iii) transportation services – revenue derived from the hauling of our equipment to and from the customer site, and (iv) other - revenue derived from the sale of consumable items, including chemicals. Fluctuations in the mix of services are driven primarily by the timing of and frequency with which our respective customers move their rigs from well to well and by the number of mobilizations and demobilizations of our equipment. The contribution of each revenue stream to total revenue is shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Rental services	64.5%	69.9%	64.8%	71.0%
Transportation services	19.1%	15.5%	18.7%	15.0%
Rig-up/rig-down services	15.9%	13.7%	16.1%	13.4%
Other	0.5%	0.9%	0.4%	0.6%
Total	100.0%	100.0%	100.0%	100.0%

Our total revenue fluctuates with the utilization of and the prices we charge for our equipment and services. Utilization of our equipment is generally largely dependent on the U.S. land-based drilling rig count (“Rig Count”) as it is typically representative of the level of activity of E&P companies. The prices we charge for our products and services depend on the relationship between the level of activity of E&P companies, or the demand of our potential and existing customers, and the supply of equipment and services available to such E&P companies from us and our competitors.

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

We disclose and discuss EBITDA as a non-GAAP financial measure in our filings with the Securities and Exchange Commission. We define EBITDA as earnings (net income or loss) before interest, income taxes, and depreciation and amortization. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies, which may limit its usefulness as a comparative measure.

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

We believe EBITDA and Adjusted EBITDA are widely used by investors and other users of our financial statements as supplemental financial measures that, when viewed with our GAAP results and the accompanying reconciliation, provides additional information that is useful to gain an understanding of our ability to service debt, pay income taxes and fund capital expenditures. We also believe the disclosure of EBITDA and Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity and performance from quarter-to-quarter and year-to-year.

Set forth below are the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by and used in operating, investing and financing activities:

•	EBITDA and Adjusted EBITDA do not reflect capital expenditures,

•	EBITDA and Adjusted EBITDA do not reflect the interest, principal payments and other financing-related charges necessary to service our debt,

•	EBITDA and Adjusted EBITDA do not reflect the payment of income taxes, and

•	EBITDA and Adjusted EBITDA do not reflect changes in our net working capital position.

Management compensates for the above-described limitations in using EBITDA and Adjusted EBITDA as non-GAAP financial measures by only using EBITDA and Adjusted EBITDA to supplement our GAAP results.

The following table provides the detailed components of EBITDA and Adjusted EBITDA as we define that term for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
		(restated)		(restated)
Components of EBITDA:
Net income (loss)	$(256)	$303	$(359)	$32
Non-GAAP adjustments:
Depreciation and amortization	849	841	2,538	2,578
Interest expense - related party, net	86	92	265	270
Interest expense, net	5	3	14	12
Income tax expense (benefit)	10	(30)	31	12
EBITDA	694	1,209	2,489	2,904
Adjustments to EBITDA:
Severance, settlements and other losses	-	12	-	353
Bad debt expense	16	22	72	66
Transaction costs	33	41	57	91
Adjusted EBITDA	$743	$1,284	$2,618	$3,414

Adjusted EBITDA for the three months ended September 30, 2019 and 2018 was approximately $0.8 million and $1.3 million, respectively and Adjusted EBITDA for the nine months ended September 30, 2019 and 2018 was $2.6 million and $3.4 million, respectively. The decline in year-over-year Adjusted EBITDA was due primarily to a decrease in utilization of our solids control equipment and auxiliary surface rental equipment which was only partially offset by increases in pricing and utilization of our lead surface rental products.

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

Although oil prices rebounded more than 20.0% during the first nine months of 2019, the U.S. land-based drilling rig count (the “Rig Count”), which is a strong indicator of the overall activity of our customers, steadily declined during the same period to approximately 835 rigs from approximately 1,050 rigs at the beginning of 2019. We anticipate the Rig Count may decline even further as E&P companies continue to cut back on capital expenditures for drilling programs.

Given the declining Rig Count and the uncertainty regarding the current market environment, we have implemented a low-risk strategy. We will focus on (i) maintaining current pricing levels and increasing activity and utilization of our equipment, particularly with existing customers who are not reducing the number of rigs they operate and (ii) monitoring the utilization of our equipment daily in order to ensure high-cost sub-rented equipment is replaced with owned equipment or equipment sub-rented at more favorable rates whenever possible. We believe there is significant growth potential for our solids control product line as we currently have the capacity to more than double our existing solids control job count with insignificant capital expenditures. As new jobs are added, the income from such jobs will have a significant positive impact on financial performance as the variable costs associated with the rental of our solids control products are minimal. Variable costs associated with the rental of surface rental equipment are also minimal and we will seek to increase our surface rental activity; however, potential growth of our surface rental product line is more limited than growth of our solids control product line as our lead surface rental products, consisting primarily of tanks and pumps, are fully utilized and we are reluctant to increase our dependence on high cost sub-rental vendors. In an effort to alleviate the impact of this limitation, during the first six months of 2019, we invested heavily in 500bbl tanks, our lead surface rental product, which can either generate incremental rental income at higher margins by satisfying additional demand or generate cost savings by replacing equipment which is currently being sub-rented. In addition, beginning in the second quarter, we signed lease agreements for tanks and pumps from Permian Pelican Rentals, LLC (“PPR”), a related party, at day rates which are more favorable than the rates charged by our existing sub-rental vendors. With the addition of 60 owned tanks and 14 tanks from PPR during the first nine months of 2019, we have increased our average number of 500bbl round-bottom tanks generating revenue per day to approximately 290 during the third quarter of 2019 from approximately 260 during the first quarter of 2019. In addition, we have returned more than 20 sub-rented tanks to third-party vendors in the third quarter of 2019. We believe the combination of (i) increased contribution from our solids control product line as we improve utilization of our existing equipment fleet, (ii) increased surface rental activity using owned or less costly equipment, and (iii) decreased costs as sub-rented equipment is returned will result in increased margins during the remainder of the year and in 2020.

Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The unaudited condensed consolidated financial statements for the three months ended September 30, 2018 have been restated due to an accounting error in connection with certain assets sold in 2016. (See further discussion in “Note 9 – Restatement of Prior Year Financial Statements” in the notes to our consolidated financial statements included elsewhere in this document).

The following table summarizes the change in our results of operations for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018 (in thousands).

	For the Three Months Ended September 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
			(restated)

Revenue	$3,997	100.0%	$4,518	100.0%	$(521)	(11.5)%
Expenses:
Operating expenses	2,487	62.2%	2,473	54.7%	14	0.6%
Operating lease expense - related party	11	0.3%	-	0.0%	11	NA
Depreciation and amortization	849	21.2%	841	18.6%	8	1.0%
Selling, general and administrative expenses	805	20.1%	836	18.5%	(31)	(3.7)%
Total expenses	4,152	103.9%	4,150	91.9%	2	0.0%
Income (loss) from operations	(155)	NA	368	8.1%	(523)	NA
Other expense:
Interest expense, net	5	0.1%	3	0.1%	2	66.7%
Interest expense - related party, net	86	2.2%	92	2.0%	(6)	(6.5)%
Total other expense	91	2.3%	95	2.1%	(4)	(4.2)%
Income (loss) before income taxes	(246)	NA	273	6.0%	(519)	NA
Income tax expense (benefit)	10	0.3%	(30)	NA	40	NA
Net income (loss)	$(256)	NA	$303	6.7%	$(559)	NA

Overview. The financial performance during the three months ended September 30, 2019 worsened when compared to the same period in the prior year due primarily to a decline in the utilization of our solids control services and a decline in the rental activity for auxiliary surface rental equipment.

Revenue. Our revenue for the three months ended September 30, 2019 was $4.0 million, a decrease of 11.5%, compared to $4.5 million for the three months ended September 30, 2018. When comparing the two periods, pricing and utilization of our 500bbl tanks, our lead surface rental product, increased by approximately 20.0% and 15.0%, respectively, year-over-year while utilization of our centrifuges, our lead solids control product, decreased by approximately 50.0% and revenue generated from the rental of auxiliary equipment, both surface rental and solids control products, decreased by more than 40.0%. Although the net impact of these changes was a decline in revenue from rental services of 18.4% when comparing the three months ended September 30, 2019 to the three months ended September 30, 2018, aggregate revenue from rig-up/rig-down and trucking services increased by approximately 5.8% when comparing the two periods. Revenue generated from rig-up/rig-down and trucking services is tied closely to utilization of our tanks and other core surface rental products which increased period-over-period. In addition, we implemented certain pricing increases for rig-up/rig-down and trucking services and changes in the customer and product mix resulted in more demand for these services at an increased frequency. Although the market outlook is uncertain for the remainder of the year, we believe revenue generated from surface rental equipment and services will remain steady or increase slightly as a result of strong demand from our existing customers and we believe revenue generated by our solids control equipment and services will increase as a result of our intensified focus on improving utilization and our expanded sales team.

Operating Expenses. Our operating expenses were $2.5 million, or 62.2% of revenue, for the three months ended September 30, 2019 and $2.5 million, or 54.7% of revenue, for the three months ended September 30, 2018. Operating expenses include payroll and related costs, including sub-contractors, third-party expenses, such as hauling and washout of equipment, and sub-rental expenses, among other things. Payroll and related costs, which are closely correlated with rig-up/rig-down and trucking revenue, remained relatively flat period-over-period while sub-contractor expenses, which are closely correlated with solids control activity, declined. This decline was offset by a net increase in third-party expenses as requirements for washout services and third-party trucking increased due to more frequent customer moves. Third-party sub-rental expenses remained relatively flat as vendor day rate increases of more than 60.0% effective January 1, 2019 were mostly offset by the decline in the quantity of sub-rented equipment as equipment purchased during the second half of 2018 went into service and replaced equipment which was previously sub-rented. We anticipate a further decrease in sub-rental expense during the remainder of the year as certain equipment rented on a day rate basis is replaced with either equipment under long-term lease with a related party provider or equipment purchased by the Company.

Operating lease expense – related party. During the three months ended September 30, 2019, we incurred approximately $11,000 of operating lease expense under a leasing arrangement with Permian Pelican Rentals, LLC (“PPR”), a related party. The inception date of the lease was May 21, 2019 and there is no corresponding expense during the three months ended September 30, 2018.

Depreciation and Amortization. Depreciation and amortization was approximately $0.8 million for the three months ended September 30, 2019 and 2018 due primarily to the impact of certain assets becoming fully depreciated and amortized which was largely offset by the purchase and fabrication of new assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the three months ended September 30, 2019 and 2018. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed.

Interest Expense, Net. Interest expense, net, consisting primarily of interest on insurance financing and other miscellaneous interest expense, was approximately $5,000 and $3,000 for the three months ended September 30, 2019 and 2018, respectively.

Interest Expense – Related Party. During the three months ended September 30, 2019 and 2018, we recorded approximately $86,000 and $92,000 of interest expense with a related party. The interest expense primarily relates to borrowings under the credit facility (“Related Party Credit Facility”) with Permian Pelican Financial, LLC (“PPF”), a related party. The interest expense for the three months ended September 30, 2019 also includes interest on certain finance lease liabilities with another related party, Permian Pelican Rentals, LLC (“PPR”), which is a wholly-owned subsidiary of PPF.

Income Taxes. From our evaluation as of September 30, 2019 and December 31, 2018, the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As such, a valuation allowance of $2.0 million and $1.9 million is included on the unaudited condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively. Income tax expense was approximately $10,000 for the three months ended September 30, 2019, which primarily reflects Texas Franchise Tax. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes. During the three months ended September 30, 2018, as a result of an adjustment to our revenue projection for the year ended December 31, 2018, our estimated Texas Franchise Tax for the year declined and we recorded an income tax benefit of approximately $30,000.

Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2018 have been restated due to an accounting error in connection with certain assets sold in 2016. (See further discussion in “Note 9 – Restatement of Prior Year Financial Statements” in the notes to our consolidated financial statements included elsewhere in this document.)

The following table summarizes the change in our results of operations for the nine months ended September 30, 2019 when compared to the six months ended September 30, 2018 (in thousands):

	For the Nine Months Ended September 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
			(restated)

Revenue	$12,219	100.0%	$13,242	100.0%	$(1,023)	(7.7)%
Expenses:
Operating expenses	7,338	60.1%	7,612	57.5%	(274)	(3.6)%
Operating lease expense - related party	11	0.1%	-	0.0%	11	NA
Depreciation and amortization	2,538	20.8%	2,578	19.5%	(40)	(1.6)%
Selling, general and administrative expenses	2,381	19.5%	2,726	20.6%	(345)	(12.7)%
Total expenses	12,268	100.4%	12,916	97.5%	(648)	(5.0)%
Income (loss) from operations	(49)	NA	326	2.5%	(375)	NA
Other expense:
Interest expense, net	14	0.1%	12	0.1%	2	16.7%
Interest expense - related party, net	265	2.2%	270	2.0%	(5)	(1.9)%
Total other expense	279	2.3%	282	2.1%	(3)	(1.1)%
Income (loss) before income taxes	(328)	NA	44	0.3%	(372)	NA
Income tax expense	31	0.3%	12	0.1%	19	158.3%
Net income (loss)	$(359)	NA	$32	0.2%	$(391)	NA

Overview. The financial performance during the nine months ended September 30, 2019 worsened when compared to the nine months ended September 30, 2018 (restated) due primarily to the negative impact of decreased utilization of our solids control products and services.

Revenue. Our revenue for the nine months ended September 30, 2019 was $12.2 million, a decrease of 7.7%, compared to $13.2 million for the nine months ended September 30, 2018 due primarily to a 50.0% decline in utilization of our solids control products and services which was only partially offset by a more than 10.0% increase in revenue generated by rig-up/rig-down and trucking services. We believe our volume of solids control work will increase during the remainder of the year as a result of a renewed focus on marketing our solids control product line and an expanded sales team.

Operating Expenses. Our operating expenses for the nine months ended September 30, 2019 were $7.3 million, or 60.1% of revenue, compared to $7.6 million, or 57.5% of revenue, for the nine months ended September 30, 2018. Significant operating expenses include payroll and related costs, including sub-contractors, and expenses associated with various third-party vendors which haul equipment, wash out equipment, or rent equipment to the Company when we are unable to meet demand with our internal resources. The decline in operating expenses of $0.3 million year-over-year was driven primarily by a reduction in payroll and related costs, including third-party sub-contractors, resulting from the decrease in utilization of our solids control equipment and services and a continued focus on labor productivity. The decline in payroll and sub-contractor expenses was partially offset by an increase in third-party expenses. When comparing the nine months ended September 30, 2019 to the same period in the prior year, activity associated with rig-up/rig-down and trucking services increased and the Company outsourced more of these services to third-party vendors. In addition, the Company was impacted by cost increases of more than 60.0% for certain equipment which is sub-rented from third-parties. We believe that our operating expenses as a percentage of revenue will decrease during the remainder of the year as we continue to focus on labor productivity and as we replace sub-rented equipment from high cost vendors with newly purchased equipment or equipment which is sub-rented at a lower cost.

Operating lease expense – related party. During the nine months ended September 30, 2019, we incurred approximately $11,000 of operating lease expense under a leasing arrangement with Permian Pelican Rentals, LLC (“PPR”), a related party. The inception date of the lease was May 21, 2019 and there is no corresponding expense during the nine months ended September 30, 2018.

Depreciation and Amortization. Depreciation and amortization declined to $2.5 million for the nine months ended September 30, 2019 from $2.6 million for the nine months ended September 30, 2018 as the impact of certain assets becoming fully depreciated and amortized was mostly offset by the purchase and fabrication of new assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2.4 million, or 19.5% of revenue, for the nine months ended September 30, 2019 compared to $2.7 million, or 20.6% of revenue, for the nine months ended September 30, 2018. Selling, general and administrative expenses consist of overhead costs which we generally consider to be fixed. The year-over-year decrease of $0.3 million was primarily due to a severance charge of $0.3 million during the nine months ended September 30, 2018 which did not recur in 2019.

Interest Expense, Net. Interest expense, net, consisting primarily of interest on insurance financing and other miscellaneous interest expense, was approximately $14,000 and $12,000 for the nine months ended September 30, 2019 and 2018, respectively.

Interest Expense – Related Party. During the nine months ended September 30, 2019 and 2018, we recorded an aggregate of approximately $0.3 million of interest expense on borrowings under the Related Party Credit Facility with PPF, a related party, and on finance lease liabilities with PPR, a related party and wholly-owned subsidiary of PPF.

Income Taxes. From our evaluation as of September 30, 2019 and December 31, 2018, the Company has concluded that based on the weight of available evidence, it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As such, a valuation allowance of $2.0 million and $1.9 million is included on the unaudited condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively. Income tax expense was approximately $31,000 and $12,000 for the nine months ended September 30, 2019 and 2018, respectively, which primarily reflects Texas Franchise Tax. The difference in the effective tax rate from the statutory rate is due to our continued full valuation allowance on net deferred tax assets. The Company has sufficient NOL carryforwards to offset federal income tax and other state income taxes.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. During the nine months ended September 30, 2019 and 2018, operating activities provided $1.7 million and $2.9 million in cash, respectively. Changes in operating assets and liabilities used approximately $0.6 million of cash during the nine months ended September 30, 2019 compared to generating $0.2 million during the nine months ended September 30, 2018. The change in receivables used $0.2 million in cash during the nine months ended September 30, 2019 compared to generating $0.4 million in cash during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, days of receivables outstanding remained relatively flat at 68 days. The same measure for the prior year period decreased from 102 days as of December 31, 2017 to 69 days as of September 30, 2018 resulting in a significant source of cash during the nine months ended June 30, 2018 as we billed and collected receivables which had been delayed during the fourth quarter of 2017. The change in accounts payable, accrued expenses, operating leases and other liabilities used $0.8 million in cash during the nine months ended September 30, 2019 compared to using $0.2 million in cash during the nine months ended September 30, 2018. Significant reductions to accrued expenses during the nine months ended September 30, 2019 included severance payments and repayment of insurance financing. The balance of the change from the nine months ended September 30, 2019 as compared to 2018 was a result of the change in our net income (loss).

Capital Expenditures. Capital expenditures are the main component of our investing activities. Capital expenditures for the nine months ended September 30, 2019 and 2018 were $2.8 million and $1.7 million, respectively. The primary investing focus in 2019 was to purchase and fabricate equipment which could either replace similar equipment being sub-rented from third-party vendors or could be used to satisfy incremental demand. During the nine months ended September 30, 2019, aggregate expenditures on 500bbl round bottom tanks were approximately $2.4 million and we placed 60 new or refurbished 500bbl round bottom tanks in service. To date, virtually all these tanks have been used to satisfy incremental demand resulting in a more than 15.0% increase in the number of revenue-generating days for 500bbl tanks when comparing the month ended September 30, 2019 to the month ended January 31, 2019. To the extent the new tanks have not been needed for incremental work, the tanks have replaced sub-rented tanks on existing jobs. During the three months ended September 30, 2019, we returned a significant amount of sub-rented tanks generating annual cost savings of approximately $0.2 million. The full benefit of these cost savings will be recognized during the fourth quarter of 2019. The remaining $0.4 million of capital expenditures during the nine months ended September 30, 2019 related to routine replacement of items such as hoses and liners, the fabrication of three open top tanks, and other miscellaneous items.

Liquidity and Credit Facility. As of September 30, 2019, we had a cash balance of approximately $0.5 million (excluding restricted cash) and aggregate debt under the Related Party Credit Facility of $6.1 million. Because the lender under our credit facility is a related party, we benefit from a credit facility which is structured with no financial covenants and we believe we have flexibility to modify our credit facility, if, and when, needed.

In February 2019, we borrowed the remaining $0.7 million available under our revolving credit facility to partially fund the purchase of new 500bbl round bottom tanks. Our 2019 capital expenditure plan focused primarily on purchasing and fabricating equipment which could be used to reduce sub-rental expense; however, demand has continued to increase throughout the year, and a significant portion of our new equipment is being used to service incremental jobs. The gross margin generated on these incremental jobs exceeds the projected cost savings of replacing sub-rented equipment on existing jobs resulting in more robust cash flows and a quicker than anticipated payback on our investment. At this time, our capital expenditure plan for 2019 is substantially complete and any additional expenditures during the remainder of the year will be committed to and funded as we generate cash flow from operations.

In May 2019, we entered into a lease agreement with PPR, a related party and a wholly-owned subsidiary of our related party lender, PPF. The lease agreement, in conjunction with three subsequent amendments, provides for the Company to rent 40 500bbl tanks and six diesel mud pumps (“DMPs”) under operating and finance leases, respectively. As of September 30, 2019, we had recorded approximately $0.3 million of operating right-of-use (“ROU”) assets and lease liabilities and approximately $0.5 million of finance ROU assets and lease liabilities as a result of this arrangement. On or prior to March 31, 2020, we will incur approximately $0.5 million in incremental operating ROU assets and lease liabilities in connection with this lease agreement. The agreement requires monthly payments based on a fixed day rate per piece of equipment and extends through December 31, 2023.

As of November 1, 2019, we had approximately $0.8 million of cash on hand. We believe that this cash combined with our cash flow from operations will be sufficient to fund our working capital needs, capital expenditures (primarily maintenance), principal and interest payments, and other contractual obligations for the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Except for the adoption of ASC 842, Leases (see Note 2 - Recent Accounting Pronouncements and Note 4 - Leases), there have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2019. For a detailed discussion of our critical accounting policies and estimates, refer to our 2018 Annual Report on Form 10-K. For recent accounting pronouncements, please see Note 2 - Recent Accounting Pronouncements.

Net Operating Losses

As of December 31, 2018, we had approximately $32.8 million of federal net operating loss carryforwards. Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of September 30, 2019 and December 31, 2018, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have a valuation allowance of approximately $2.0 million and $1.9 million as of September 30, 2019 and December 31, 2018, respectively, on the net deferred tax asset as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in certain state tax jurisdictions.

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

Management updated our assessment of the effectiveness of our ICFR as of September 30, 2019 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. We determined that we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A material weakness was identified relating to the write-off of assets that were disposed of during the year ended December 31, 2016 as part of the Recapitalization. We have identified certain deficiencies associated with the design, implementation and operating effectiveness of internal controls related to the disposition of fixed assets and we did not effectively operate controls over management’s review over the non-routine and complex transactions due to the lack of segregation of duties over these types of transactions. We have an ongoing remediation plan that includes our continuing use of an accounting consultant with expertise in U.S. GAAP as well as implementing equipment inventory procedures on an annual basis and implementing additional internal controls related to the disposition of fixed assets. We conducted a comprehensive fixed asset count during the second quarter of 2019 to assess the strength of our internal controls surrounding the disposition of fixed assets and to implement further improvements to our internal controls as needed. Based on our ongoing remediation activities, we anticipate that the material weakness reported as of December 31, 2018 will be remediated as of December 31, 2019.

Based on our evaluation, we believe that the reported material weakness did not have a significant effect on our financial results for the three and nine months ended September 30, 2019 and we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

 ____________

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

ALY ENERGY SERVICES, INC.

Date: November 13, 2019	/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chairman and Chief Executive Officer
(Principal Executive Officer)

